Form 10-Q
period 2023-03-31
Madison Square Garden Entertainment Corp.
filed 2023-05-18
CIK 1952073

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
FORM 10-Q
________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to
Commission File Number: 001-41627
MADISON SQUARE GARDEN ENTERTAINMENT CORP.
(Exact name of registrant as specified in its charter)

Delaware	92-0318813
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Two Penn Plaza	New York	,	NY	10121
(Address of principal executive offices)				(Zip Code)

Registrant’s telephone number, including area code: (212) 465-6000
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock	MSGE	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes ☑ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☑ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☑	Smaller reporting company	☐
		Emerging growth company	☑
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Number of shares of common stock outstanding as of April 28, 2023:

Class A Common Stock par value $0.01 per share	—	44,900,926
Class B Common Stock par value $0.01 per share	—	6,866,754

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
CONDENSED COMBINED BALANCE SHEETS (Unaudited)
(in thousands)

	March 31,	June 30,
	2023	2022
ASSETS
Current Assets:
Cash, cash equivalents and restricted cash	$122,981	$62,573
Accounts receivable, net	130,642	102,501
Related party receivables, current	80,463	96,938
Prepaid expenses and other current assets	74,289	79,441
Total current assets	408,375	341,453
Non-Current Assets:
Property and equipment, net	637,644	696,079
Right-of-use lease assets	248,366	271,154
Goodwill	69,041	69,041
Intangible assets, net	63,801	65,439
Other non-current assets	118,506	83,535
Total assets	$1,545,733	$1,526,701
LIABILITIES AND DIVISIONAL EQUITY (DEFICIT)
Current Liabilities:
Accounts payable, accrued and other current liabilities	$199,796	$221,961
Related party payables, current	42,620	72,683
Current portion of long-term debt	16,250	8,762
Operating lease liabilities, current	38,298	39,006
Deferred revenue	258,132	202,678
Total current liabilities	555,096	545,090
Non-Current Liabilities:
Long-term debt, net of deferred financing costs	643,311	654,912
Operating lease liabilities, non-current	229,501	254,114
Deferred tax liabilities, net	23,377	23,253
Other non-current liabilities	50,945	50,921
Total liabilities	1,502,230	1,528,290
Commitments and contingencies (see Note 9.)
MSG Entertainment Divisional Equity (Deficit):
Sphere Entertainment investment	77,365	33,265
Accumulated other comprehensive loss	(33,862)	(34,740)
Total MSG Entertainment divisional equity (deficit)	43,503	(1,475)
Nonredeemable noncontrolling interest	—	(114)
Total liabilities and divisional equity (deficit)	$1,545,733	$1,526,701

See accompanying notes to the unaudited condensed combined financial statements.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
CONDENSED COMBINED STATEMENTS OF OPERATIONS (Unaudited)
(in thousands)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
Revenues (a)	$201,229	$193,988	$703,561	$475,150
Direct operating expenses (a)	(115,133)	(109,962)	(397,398)	(292,198)
Selling, general and administrative expenses (a)	(44,122)	(47,027)	(127,537)	(128,725)
Depreciation and amortization	(14,798)	(16,007)	(46,369)	(49,166)
(Loss) gains, net on dispositions	(51)	—	4,361	—
Restructuring charges	(2,461)	(5,171)	(9,820)	(5,171)
Operating income (loss)	24,664	15,821	126,798	(110)
Interest income (a)	2,482	1,541	5,804	5,145
Interest expense	(13,423)	(13,009)	(38,055)	(39,804)
Other income (expense), net	8,070	(8,495)	6,784	(27,742)
Income (loss) from operations before income taxes	21,793	(4,142)	101,331	(62,511)
Income tax expense	(73)	—	(804)	—
Net income (loss)	21,720	(4,142)	100,527	(62,511)
Less: Net loss attributable to nonredeemable noncontrolling interest	—	(212)	(553)	(579)
Net income (loss) attributable to MSG Entertainment’s stockholders	$21,720	$(3,930)	$101,080	$(61,932)
Basic and diluted earnings (loss) per common share attributable to the MSG Entertainment’s stockholders	$0.42	$(0.08)	$1.95	$(1.20)
_________________
(a) See Note 15. Related Party Transactions, for further information on related party arrangements.

See accompanying notes to the unaudited condensed combined financial statements.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
CONDENSED COMBINED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(in thousands)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2023	2022	2023	2022
Net income (loss)	$21,720	$(4,142)	$100,527	$(62,511)
Other comprehensive income (loss), before income taxes:
Amortization of net actuarial loss included in net periodic benefit cost	323	371	1,063	1,114
Other comprehensive income, before income taxes	323	371	1,063	1,114
Income tax expense	(56)	(65)	(185)	(196)
Other comprehensive income, net of income taxes	267	306	878	918
Comprehensive income (loss)	21,987	(3,836)	101,405	(61,593)
Less: Comprehensive loss attributable to nonredeemable noncontrolling interest	—	(212)	(553)	(579)
Comprehensive income (loss) attributable to MSG Entertainment	$21,987	$(3,624)	$101,958	$(61,014)

See accompanying notes to the unaudited condensed combined financial statements.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
CONDENSED COMBINED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Nine Months Ended March 31,
	2023	2022
OPERATING ACTIVITIES:
Net income (loss)	$100,527	$(62,511)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	46,369	49,166
Share-based compensation expense	24,273	31,480
Amortization of deferred financing costs	2,409	5,088
Related party paid in kind interest	(2,939)	(3,111)
Net unrealized (gain) loss on equity investments with readily determinable fair value	(4,307)	28,303
Amortization of right-of-use assets	9,975	8,061
Gains, net on dispositions	(4,361)	—
Other non-cash adjustments	83	—
Change in assets and liabilities:
Accounts receivable, net	(27,890)	(74,943)
Related party receivables, net of payables	(5,292)	43,976
Prepaid expenses and other current and non-current assets	(29,938)	(46,450)
Accounts payable, accrued and other current and non-current liabilities	(20,812)	50,033
Deferred revenue	56,531	38,375
Operating lease right-of-use assets and lease liabilities	(12,287)	(7,129)
Net cash provided by operating activities	$132,341	$60,338
INVESTING ACTIVITIES:
Capital expenditures	(12,187)	(10,725)
Proceeds from dispositions, net	27,904	—
Proceeds (purchases) from investments	4,244	(250)
Proceeds from loan receivable	—	4,695
Loan to related parties	(6,700)	(6,780)
Net cash provided by (used in) investing activities	$13,261	$(13,060)
FINANCING ACTIVITIES:
Proceeds from issuance of debt	168	—
Principal repayments on long-term debt	(6,063)	(4,875)
Net transfers to Sphere Entertainment and Sphere Entertainment’s subsidiaries	(79,299)	(145,160)
Net cash used in financing activities	$(85,194)	$(150,035)
Net increase (decrease) in cash, cash equivalents and restricted cash	60,408	(102,757)
Cash, cash equivalents and restricted cash, beginning of period	62,573	318,069
Cash, cash equivalents and restricted cash, end of period	$122,981	$215,312
Non-cash investing and financing activities:
Capital expenditures incurred but not yet paid	$504	$228
Non-cash reduction of loan receivable from related party	$5,350	$4,019

See accompanying notes to the unaudited condensed combined financial statements.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
CONDENSED COMBINED STATEMENTS OF DIVISIONAL EQUITY (DEFICIT) (Unaudited)
(in thousands)

	Sphere Entertainment Investment	Accumulated Other Comprehensive Income (Loss)	Total MSG Entertainment Divisional Equity (Deficit)	Nonredeemable Noncontrolling Interest	Total Divisional Equity (Deficit)
Balance as of December 31, 2022	$133,018	$(34,129)	$98,889	$—	$98,889
Net income	21,720	—	21,720	—	21,720
Other comprehensive income	—	267	267	—	267
Comprehensive income	—	—	21,987	—	21,987
Net decrease in Sphere Entertainment Investment	(77,373)	—	(77,373)	—	(77,373)
Balance as of March 31, 2023	$77,365	$(33,862)	$43,503	$—	$43,503

Balance as of December 31, 2021	$358,035	$(32,986)	$325,049	$2,383	$327,432
Net loss	(3,930)	—	(3,930)	(212)	(4,142)
Other comprehensive income	—	306	306	—	306
Comprehensive loss	—	—	(3,624)	(212)	(3,836)
Net decrease in Sphere Entertainment Investment	(3,091)	—	(3,091)	—	(3,091)
Balance as of March 31, 2022	$351,014	$(32,680)	$318,334	$2,171	$320,505

Balance as of June 30, 2022	$33,265	$(34,740)	$(1,475)	$(114)	$(1,589)
Net income (loss)	101,080	—	101,080	(553)	100,527
Other comprehensive income	—	878	878	—	878
BCE disposition	—	—	—	667	667
Comprehensive income	—	—	101,958	114	102,072
Net decrease in Sphere Entertainment Investment	(56,980)	—	(56,980)	—	(56,980)
Balance as of March 31, 2023	$77,365	$(33,862)	$43,503	$—	$43,503

Balance as of June 30, 2021	$529,500	$(33,598)	$495,902	$2,750	$498,652
Net loss	(61,932)	—	(61,932)	(579)	(62,511)
Other comprehensive income	—	918	918	—	918
Comprehensive loss	—	—	(61,014)	(579)	(61,593)
Net decrease in Sphere Entertainment Investment	(116,554)	—	(116,554)	—	(116,554)
Balance as of March 31, 2022	$351,014	$(32,680)	$318,334	$2,171	$320,505

See accompanying notes to the unaudited condensed combined financial statements.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS (UNAUDITED)
All amounts included in the following Notes to Condensed Combined Financial Statements (unaudited) are presented in thousands, except as otherwise noted.
Note 1. Description of Business and Basis of Presentation
Description of Business
The Company is a live entertainment company comprised of iconic venues and marquee entertainment content. Utilizing the Company’s powerful brands and live entertainment expertise, the Company delivers unique experiences that set the standard for excellence and innovation while forging deep connections with diverse and passionate audiences. The Company is comprised of one reportable segment. As of March 31, 2023, there have been no changes to the reportable segment structure of the Company. See Note 1. to the Company’s audited combined financial statements and notes thereto as of June 30, 2022 and 2021 and for the three years ended June 30, 2022, 2021 and 2020 (“Audited Combined Annual Financial Statements”) included in the Company’s Information Statement, dated April 3, 2023 (the “Information Statement”), filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on April 4, 2023 for additional information regarding the details of the Company’s business.
Spin-off Transaction
On April 20, 2023 (the “MSGE Spinco Distribution Date”), Sphere Entertainment Co., formerly Madison Square Garden Entertainment Corp. (“Sphere Entertainment”), distributed approximately 67% of the outstanding common stock of Madison Square Garden Entertainment Corp., formerly MSGE Spinco, Inc. (“MSG Entertainment” or the “Company”), to its stockholders (the “MSGE Spinco Distribution”), with Sphere Entertainment retaining approximately 33% of the outstanding common stock of MSG Entertainment (in the form of Class A common stock) (the “MSGE Retained Interest”) immediately following the MSGE Spinco Distribution. The Company owns the traditional live entertainment business previously owned and operated by Sphere Entertainment through its Entertainment business segment, excluding Sphere (which was retained by Sphere Entertainment after the MSGE Spinco Distribution Date). In the MSGE Spinco Distribution, stockholders of Sphere Entertainment received (a) one share of MSG Entertainment’s Class A common stock, par value $0.01 per share, for every share of Sphere Entertainment’s Class A common stock, par value $0.01 per share, held of record as of the close of business, New York City time, on April 14, 2023 (the “Record Date”), and (b) one share of MSG Entertainment’s Class B common stock, par value $0.01 per share, for every share of Sphere Entertainment’s Class B common stock, par value $0.01 per share, held of record as of the close of business, New York City time, on the Record Date. The Company’s combined statements of operations for the three and nine months ended March 31, 2023 and 2022 were prepared on a stand-alone basis derived from the consolidated financial statements and accounting records of Sphere Entertainment, and are presented as carve-out financial statements, because the Company was not a standalone public company prior to the MSGE Spinco Distribution.
Advertising Sales Representation Agreement Termination
The advertising sales representation agreement (the “Networks Advertising Sales Representation Agreement”) between the Company and Sphere Entertainment’s subsidiary, MSGN Holdings, L.P. (“MSG Networks”), pursuant to which the Company had the exclusive right and obligation to sell MSG Networks advertising availabilities for a commission, was terminated effective as of December 31, 2022. The Company recognized $0 and $8,802 of revenue from the Networks Advertising Sales Representation Agreement for the three and nine months ended March 31, 2023, respectively, and $9,621 and $17,015 of revenue for the three and nine months ended March 31, 2022, respectively. The termination of the Networks Advertising Sales Representation Agreement has impacted the operating results of the Company for the three and nine months end March 31, 2023 and will impact the operating results of the Company on a go forward basis. As a result, after December 31, 2022, the Company no longer recognizes advertising sales commission revenue or the employee costs related to the MSG Networks advertising sales agency.
Basis of Presentation
The Company reports on a fiscal year basis ending on June 30th (“Fiscal Year”). In these unaudited condensed combined interim financial statements, the years ended on June 30, 2023 and 2022 are referred to as “Fiscal Year 2023” and “Fiscal Year 2022,” respectively. Certain Fiscal Year 2022 amounts have been reclassified to conform to the Fiscal Year 2023 presentation.
The accompanying interim condensed combined financial statements of the Company (the “condensed combined financial statements”) were prepared on a stand-alone basis derived from the consolidated financial statements and accounting records of

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS (UNAUDITED)
Sphere Entertainment. These financial statements reflect the combined historical results of operations, financial position and cash flows of the Company in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information, the instructions of Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (“SEC”), and SEC Staff Accounting Bulletin (SAB) Topic 1-B, Allocation of Expenses and Related Disclosure in Financial Statements of Subsidiaries, Divisions or Lesser Business Components of Another Entity, and should be read in conjunction with the Company’s Audited Combined Annual Financial Statements. References to U.S. GAAP issued by the Financial Accounting Standards Board (“FASB”) in these footnotes are to the FASB Accounting Standards Codification, also referred to as “ASC.”
Prior to the MSGE Spinco Distribution, separate financial statements have not been prepared for the Company and it has not operated as a stand-alone business from Sphere Entertainment. The condensed combined financial statements include certain assets and liabilities that have historically been held by Sphere Entertainment or by other Sphere Entertainment subsidiaries but are specifically identifiable or otherwise attributable to the Company. The condensed combined financial statements are presented as if the Company’s businesses had been combined for all periods presented. The assets and liabilities in the condensed combined financial statements have been reflected on a historical cost basis, as immediately prior to the MSGE Spinco Distribution, all of the assets and liabilities presented were wholly owned by Sphere Entertainment and were transferred to the Company at a carry-over basis.
The condensed combined statements of operations include allocations for certain support functions that are provided on a centralized basis and not historically recorded at the business unit level by Sphere Entertainment, such as expenses related to executive management, finance, legal, human resources, government affairs, and information technology, among others. As part of the MSGE Spinco Distribution, certain corporate and operational support functions were transferred to the Company and therefore, charges were reflected in order to properly burden all business units comprising Sphere Entertainment’s historical operations. These expenses have been allocated to Sphere Entertainment on the basis of direct usage when identifiable, with the remainder allocated on a pro rata basis of combined assets, headcount or other measures of the Company or Sphere Entertainment, which are recorded as a reduction of either direct operating expenses or selling, general and administrative expenses.
Management believes the assumptions underlying the condensed combined financial statements, including the assumptions regarding allocating general corporate expenses, are reasonable. Nevertheless, the condensed combined financial statements may not include all of the actual expenses that would have been incurred by the Company and may not reflect its combined results of operations, financial position and cash flows had it been a stand-alone company during the periods presented. Actual costs that would have been incurred if the Company had been a stand-alone company would depend on multiple factors, including organizational structure and strategic decisions made in various areas, including information technology and infrastructure. The Company is unable to quantify the amounts that it would have recorded during the historical periods on a stand-alone basis as it is not practicable to do so. See Note 15. Related Party Transactions for more information regarding allocations of certain costs from the Company to Sphere Entertainment.
Sphere Entertainment uses a centralized approach to cash management and financing of operations. Cash is managed centrally with net earnings reinvested and working capital requirements met from existing liquid funds. The Company’s cash in excess of minimum liquidity requirements under the credit facilities was available for use and was regularly “swept” historically. Cash and cash equivalents were attributed to the Company for each of the periods presented, as such cash was held in accounts legally owned by the Company. See Note 10. Credit Facilities for more information regarding the Company’s debt facilities. Transfers of cash both to and from Sphere Entertainment are included as components of Sphere Entertainment investment on the condensed combined statements of divisional equity (deficit).
Sphere Entertainment’s net investment in the Company has been presented as a component of divisional equity (deficit) in the condensed combined financial statements. Distributions made by Sphere Entertainment to the Company or to Sphere Entertainment from the Company are recorded as transfers to and from Sphere Entertainment, and the net amount is presented on the condensed combined statements of cash flows as “Net transfers to Sphere Entertainment and Sphere Entertainment’s subsidiaries.”
In the opinion of the Company, the accompanying financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of March 31, 2023 and its results of operations for the three and nine months ended March 31, 2023, and 2022, and cash flows for the nine months ended March 31, 2023 and 2022. The condensed combined balance sheet as of Fiscal Year 2022 was derived from the Audited Combined Annual

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS (UNAUDITED)
Financial Statements but does not contain all of the footnote disclosures from the Audited Combined Annual Financial Statements.
The results of operations for the periods presented are not necessarily indicative of the results that might be expected for future interim periods or for the full year. As a result of the production of the Christmas Spectacular Starring the Radio City Rockettes (the “Christmas Spectacular”), and arena license fees in connection with the use of Madison Square Garden (“The Garden”) by the New York Knicks (the “Knicks”) of the National Basketball Association (the “NBA”) and the New York Rangers (the “Rangers”) of the National Hockey League (the “NHL”), the Company generally earns a disproportionate share of its annual revenues in the second and third quarters of its fiscal year.
Impact of the COVID-19 Pandemic
The Company’s operations and operating results were not materially impacted by the COVID-19 pandemic during the three and nine months ended March 31, 2023, as compared to the prior year period, which was impacted by fewer ticketed events at our venues in the first half of the fiscal year due to the lead-time required to book touring acts and artists and the postponement or cancellation of select bookings at our venues (including the partial cancellation of the 2021 production of the Christmas Spectacular) during the second and third quarters of the fiscal year. See Note 1. Description of Business and Basis of Presentation in the Company’s Audited Combined Annual Financial Statements for additional information regarding the impact of the COVID-19 pandemic on the Company’s business.
It is unclear to what extent COVID-19 concerns, including new variants, could result in new government- or league-mandated capacity, other restrictions, vaccination/mask requirements, or impact the use of and/or demand for our venues, demand for our sponsorship and advertising assets, deter our employees and vendors from working at our venues (which may lead to difficulties in staffing) or otherwise materially impact our operations.
Note 2. Summary of Significant Accounting Policies
A. Principles of Combination
All significant intracompany transactions and balances within the Company’s condensed combined businesses have been eliminated. Certain historical intercompany transactions between Sphere Entertainment and the Company have been included as components of Sphere Entertainment investment in the condensed combined financial statements, as they are considered effectively settled upon effectiveness of the MSGE Spinco Distribution and were not historically settled in cash. Certain other historical intercompany transactions between Sphere Entertainment and the Company have been classified as related party, rather than intercompany, in the condensed combined financial statements as they were historically settled in cash. Expenses related to corporate allocations from the Company to Sphere Entertainment prior to the MSGE Spinco Distribution, are considered to be effectively settled in the condensed combined financial statements at the time the transaction is recorded, with the offset recorded against Sphere Entertainment investment. See Note 15. Related Party Transactions, for further information on related party arrangements.
The Company disposed of its controlling interest in Boston Calling Events, LLC (“BCE”) on December 2, 2022 and these condensed combined financial statements reflect the results of operations of BCE until its disposition. See Note 3. Dispositions, for details regarding the disposal.
B. Use of Estimates
The preparation of the accompanying condensed combined financial statements in conformity with GAAP requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenues and expenses. Such estimates include the provision for credit losses, goodwill, intangible assets, other long-lived assets, deferred tax assets, pension and other postretirement benefit obligations and the related net periodic benefit cost, and other liabilities. In addition, estimates are used in revenue recognition, performance and share-based compensation, depreciation and amortization, litigation matters and other matters. Management believes its use of estimates in the financial statements to be reasonable.
Management evaluates its estimates on an ongoing basis using historical experience and other factors, including the general economic environment and actions it may take in the future. The Company adjusts such estimates when facts and circumstances

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS (UNAUDITED)
dictate. However, these estimates may involve significant uncertainties and judgments and cannot be determined with precision. In addition, these estimates are based on management’s best judgment at a point in time and, as such, these estimates may ultimately differ from actual results. Changes in estimates resulting from weakness in the economic environment or other factors beyond the Company’s control could be material and would be reflected in the Company’s condensed combined financial statements in future periods.
C. Significant Accounting Policies
The following is an update to the Company’s Summary of Significant Accounting Policies disclosed in the Company’s Audited Combined Annual Financial Statements:
Earnings (Loss) Per Common Share
Basic earnings (loss) per common share (“EPS”) is based upon net income (loss) available to common stockholders divided by the weighted-average number of common shares outstanding during the period. On the MSGE Spinco Distribution Date, 51,768 common shares of the Company, inclusive of 17,021 common shares related to the MSGE Retained Interest, were outstanding as of April 20, 2023. This share amount is being utilized for the calculation of basic earnings (loss) per share for both the three and nine months ended March 31, 2023 and 2022 because the Company was not a standalone public company prior to the MSGE Spinco Distribution. In addition, the computation of diluted earnings per share equals the basic earnings (loss) per common share calculation since there was no stock trading information available to compute dilutive effect of shares issuable under share-based compensation plans needed under the treasury method in accordance with ASC Topic 260, Earnings Per Share.
D. Recently Issued and Adopted Accounting Pronouncements
Recently Issued Accounting Pronouncements
No recently issued accounting pronouncements are expected to materially impact the Company's financial statements.
Recently Adopted Accounting Pronouncements
In October 2021, the FASB issued Accounting Standards Update (“ASU”) No. 2021-08, Accounting for Contract Assets and Contract Liabilities From Contracts With Customers. This ASU requires that the acquiring entity in a business combination recognize and measure contract assets and contract liabilities acquired in accordance with ASC Topic 606. This standard was adopted by the Company in the first quarter of Fiscal Year 2023. The adoption of this standard had no impact on the Company’s condensed combined financial statements.
Note 3. Dispositions
Disposition of Our Interest in Boston Calling Events
The Company entered into an agreement on December 1, 2022 to sell its controlling interest in BCE (the “BCE Disposition”). The transaction closed on December 2, 2022, resulting in a total gain on sale of $8,744, net of transaction costs. BCE meets the definition of a business under SEC Regulation S-X Rule 11-01(d)-1 and FASB ASC Topic 805 — Business Combinations. This disposition does not represent a strategic shift with a major effect on the Company’s operations, and as such, has not been reflected as a discontinued operation under FASB ASC Subtopic 205-20 — Discontinued Operations. The gain on the BCE Disposition was recorded in (Loss) gains, net on dispositions in the condensed combined statements of operations.
Disposition of Corporate Aircraft
On December 30, 2022, the Company sold its owned aircraft for $20,375. In connection with the sale, the Company recognized a loss of $4,383, net of transaction costs. The loss on the aircraft disposition was recorded in (Loss) gains, net on dispositions in the condensed combined statements of operations.
Note 4. Revenue Recognition
Contracts with Customers
See Note 2. Summary of Significant Accounting Policies and Note 4. Revenue Recognition, included in the Company’s Audited Combined Annual Financial Statements for more information regarding the details of the Company’s revenue

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS (UNAUDITED)
recognition policies. All revenue recognized in the condensed combined statements of operations is considered to be revenue from contracts with customers in accordance with ASC Topic 606, except for revenues from the arena license agreements that require the Knicks and the Rangers to play their home games at The Garden (the “Arena License Agreements”), leases and subleases that are accounted for in accordance with ASC Topic 842.
Disaggregation of Revenue
The following tables disaggregate the Company’s revenue by major source based upon the timing of transfer of goods or services to the customer for the three and nine months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
Event-related and entertainment offerings (a)	$102,314	$90,899
Sponsorship, signage and suite licenses (b)	59,724	55,609
Other (c)	7,174	16,994
Total revenues from contracts with customers	169,212	163,502
Revenues from Arena License Agreements, leases and subleases	32,017	30,486
Total revenues	$201,229	$193,988

	Nine Months Ended March 31,
	2023	2022
Event-related and entertainment offerings (a)	$443,992	$268,391
Sponsorship, signage and suite licenses (b)	167,113	113,565
Other (c)	25,637	31,881
Total revenues from contracts with customers	636,742	413,837
Revenues from Arena License Agreements, leases and subleases	66,819	61,313
Total revenues	$703,561	$475,150
___________
(a)    Event-related and entertainment offerings revenues are recognized at a point in time.
(b)    See Note 2. Summary of Significant Accounting Policies and Note 4. Revenue Recognition, included in the Company’s Audited Combined Annual Financial Statements for further details on the pattern of recognition of sponsorship, signage, and suite license revenues.
(c)    Primarily consists of (i) revenues from sponsorship sales and representation agreements with Madison Square Garden Sports Corp. (“MSG Sports”) and (ii) advertising commission revenues recognized under the Networks Advertising Sales Representation Agreement. The Networks Advertising Sales Representation Agreement was terminated as of December 31, 2022, as discussed in Note 1. Description of Business.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS (UNAUDITED)
In addition to the disaggregation of the Company’s revenue by major source based upon the timing of transfer of goods or services to the customer disclosed above, the following tables disaggregate the Company’s combined revenues by type of goods or services in accordance with the required entity-wide disclosure requirements of ASC Subtopic 280-10-50-38 to 40 and the disaggregation of revenue required disclosures in accordance with ASC Subtopic 606-10-50-5 for the three and nine months ended March 31, 2023 and 2022.

	Three Months Ended March 31,
	2023	2022
Ticketing and venue license fee revenues (a)	$45,547	$46,867
Sponsorship and signage, suite, and advertising commission revenues (b)	78,504	79,631
Food, beverage and merchandise revenues	43,021	36,344
Other	2,140	660
Total revenues from contracts with customers	169,212	163,502
Revenues from Arena License Agreements, leases and subleases	32,017	30,486
Total revenues	$201,229	$193,988

	Nine Months Ended March 31,
	2023	2022
Ticketing and venue license fee revenues (a)	$291,404	$172,844
Sponsorship and signage, suite, and advertising commission revenues (b)	215,812	161,046
Food, beverage and merchandise revenues	124,711	78,032
Other	4,815	1,915
Total revenues from contracts with customers	636,742	413,837
Revenues from Arena License Agreements, leases and subleases	66,819	61,313
Total revenues	$703,561	$475,150
 _________________
(a)    Amounts include ticket sales, including other ticket-related revenue, and venue license fees from the Company’s events such as (i) concerts, (ii) the presentation of the Christmas Spectacular and (iii) other live entertainment and sporting events.
(b)    Amounts include (i) revenues from sponsorship sales and representation agreements with MSG Sports and (ii) advertising commission revenues recognized under the Networks Advertising Sales Representation Agreement. The Networks Advertising Sales Representation Agreement was terminated as of December 31, 2022, as discussed in Note 1. Description of Business.
Contract Balances
The following table provides information about contract balances from the Company’s contracts with customers as of March 31, 2023 and June 30, 2022:

	March 31,	June 30,
	2023	2022
Receivables from contracts with customers, net (a)	$139,719	$106,664
Contract assets, current (b)	$7,548	$5,503
Deferred revenue, including non-current portion (c)	$258,347	$203,256
 ________________
(a)    Receivables from contracts with customers, net, which are reported in Accounts receivable, net and Related party receivables, current in the Company’s condensed combined balance sheets, represent the Company’s unconditional rights to consideration under its contracts with customers. As of March 31, 2023 and June 30, 2022, the Company’s receivables from contracts with customers above included $9,077 and $4,163, respectively, related to various related parties. See Note 15. Related Party Transactions for further details on related party arrangements.
(b)    Contract assets, current, which are reported as Prepaid expenses and other current assets in the Company’s condensed combined balance sheets, primarily relate to the Company’s rights to consideration for goods or services transferred to

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS (UNAUDITED)
customers, for which the Company does not have an unconditional right to bill as of the reporting date. Contract assets are transferred to accounts receivable once the Company’s right to consideration becomes unconditional.
(c)    Deferred revenue primarily relates to the Company’s receipt of consideration from customers in advance of the Company’s transfer of goods or services to the customers. Deferred revenue is reduced and the related revenue is recognized once the underlying goods or services are transferred to a customer. Revenue recognized for the three and nine months ended March 31, 2023 relating to the deferred revenue balance as of June 30,2022 was $21,196 and $175,326, respectively.
Transaction Price Allocated to the Remaining Performance Obligations
As of March 31, 2023, the Company’s remaining performance obligations were approximately $485,000, of which 39% is expected to be recognized over the next two years and an additional 41% of the balance is expected to be recognized in the following two years. This primarily relates to performance obligations under sponsorship and suite license agreements that have original expected durations longer than one year and for which the consideration is not variable. In developing the estimated revenue, the Company applies the allowable practical expedient and does not disclose information about remaining performance obligations that have original expected durations of one year or less.
Note 5. Restructuring Charges
During Fiscal Year 2023, Sphere Entertainment implemented a cost reduction program which resulted in the recording of termination benefits for a workforce reduction of certain executives and employees. The Company recorded restructuring charges of $2,461 and $9,820, net of contributory credits from the Company to Sphere Entertainment for the Company’s corporate employees, for the three and nine months ended March 31, 2023, respectively. Restructuring charges are inclusive of $0 and $2,293 of share-based compensation expenses for the three and nine months ended March 31, 2023, respectively. As of March 31, 2023 and June 30, 2022, the Company had a restructuring accrual of $6,036 and $3,210, respectively, shown in accounts payable, accrued and other current liabilities and divisional equity (deficit).
For Fiscal Year 2022, Sphere Entertainment underwent organizational changes to further streamline operations. These measures included termination of certain executive and management level functions. The Company recorded restructuring charges of $5,171, net of contributory credits from the Company to Sphere Entertainment for the Company’s corporate employees, for the three and nine months ended March 31, 2022. Restructuring charges are inclusive of $1,612 of share-based compensation expenses for the three and nine months ended March 31, 2022.
Note 6. Equity Investments With Readily Determinable Fair Value
As of March 31, 2023, the Company held investments of (i) Townsquare Media, Inc. (“Townsquare”) and (ii) DraftKings Inc. (“DraftKings”):
•    Townsquare is a media, entertainment and digital marketing solutions company that is listed on the New York Stock Exchange (“NYSE”) under the symbol “TSQ”.
•    DraftKings is a fantasy sports contest and sports gambling provider that is listed on the NASDAQ Stock Market (“NASDAQ”) under the symbol “DKNG”.
The fair value of the Company’s investments in Class A common stock of Townsquare and Class A common stock of DraftKings is determined based on quoted market prices in active markets on the NYSE and NASDAQ, respectively, which are classified within Level I of the fair value hierarchy. As a holder of Class C common stock of Townsquare, the Company is entitled to convert at any time all or any part of the Company’s shares into an equal number of shares of Class A common stock of Townsquare, subject to restrictions set forth in Townsquare’s certificate of incorporation.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS (UNAUDITED)
The carrying fair value of these investments, which are reported under Other non-current assets in the accompanying condensed combined balance sheets as of March 31, 2023 and June 30, 2022, are as follows:

	March 31, 2023	June 30, 2022
Townsquare Class A common stock	$4,665	$4,776
Townsquare Class C common stock	21,000	21,499
DraftKings common stock	12,397	10,146
Total Equity Investments with Readily Determinable Fair Value	$38,062	$36,421
The following table summarizes the realized and unrealized (loss) gain on equity investments with readily determinable fair value, which is reported in Other income (expenses), net for the three and nine months ended March 31, 2023 and 2022:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2023	2022	2023	2022
Unrealized gain (loss) — Townsquare	$2,406	$(1,732)	$(609)	$129
Unrealized gain (loss) — DraftKings	5,104	(6,956)	4,916	(28,432)
Gain from shares sold — DraftKings	214	—	1,703	—
Total realized and unrealized gain (loss)	$7,724	$(8,688)	$6,010	$(28,303)
Supplemental information on realized gain:
Shares of common stock sold — DraftKings	29	—	229	—
Cash proceeds from common stock sold — DraftKings	$550	$—	$4,369	$—

Note 7. Property and Equipment, Net
As of March 31, 2023 and June 30, 2022, property and equipment, net consisted of the following:

	March 31,	June 30,
	2023	2022
Land	$62,768	$62,768
Buildings	998,231	995,965
Equipment	334,555	323,741
Aircraft (a)	—	38,090
Furniture and fixtures	29,308	28,976
Leasehold improvements	105,877	105,877
Construction in progress	1,240	3,139
Total Property and equipment	$1,531,979	$1,558,556
Less: accumulated depreciation and amortization (a)	(894,335)	(862,477)
Property and equipment, net	$637,644	$696,079
  ________________
(a)    On December 30, 2022, the Company completed the disposition of a corporate aircraft (see Note 3. Dispositions), which resulted in a reduction of gross assets of $38,090 and related accumulated depreciation of $13,689.
Depreciation and amortization expense on property and equipment was $14,798 and $45,615 for the three and nine months ended March 31, 2023, respectively, and $15,760 and $48,425, for the three and nine months ended March 31, 2022, respectively.
Note 8. Goodwill and Intangible Assets
As of March 31, 2023 and June 30, 2022, the carrying amount of goodwill was $69,041. During the first quarter of Fiscal Year 2023, the Company performed its annual impairment test of goodwill and determined that there was no impairment of goodwill

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS (UNAUDITED)
identified as of the impairment test date.
The Company’s indefinite-lived intangible assets as of March 31, 2023 and June 30, 2022 were as follows:

	March 31,	June 30,
	2023	2022
Trademarks	$61,881	$61,881
Photographic related rights	1,920	1,920
Total indefinite-lived intangible assets	$63,801	$63,801
During the first quarter of Fiscal Year 2023, the Company performed its annual impairment test of indefinite-lived intangible assets and determined that there were no impairments of indefinite-lived intangibles identified as of the impairment test date.
The Company’s intangible assets subject to amortization are as follows:

March 31, 2023	Gross	Accumulated Amortization	Net
Other intangibles (b)	$4,217	$(4,217)	$—
Total amortizable intangible assets	$4,217	$(4,217)	$—

June 30, 2022	Gross	Accumulated Amortization	Net
Trade names (a)	$2,530	$(2,169)	$361
Festival rights (a)	8,080	(6,926)	1,154
Other intangibles	4,217	(4,094)	123
Total amortizable intangible assets	$14,827	$(13,189)	$1,638
  ________________
(a)    On December 2, 2022, the Company completed the BCE Disposition (see Note 3. Dispositions) which resulted in a reduction of gross assets and accumulated amortization related to festival rights and trade names, associated with the BCE Disposition.
(b)    The Other intangibles were fully amortized.
Amortization expense for intangible assets was $0 and $754 for the three and nine months ended March 31, 2023, respectively, and $247 and $741 for the three and nine months ended March 31, 2022, respectively.
Note 9. Commitments and Contingencies
Commitments
See Note 13. Commitments and Contingencies, included in the Company’s Audited Combined Annual Financial Statements for details on the Company’s off balance sheet commitments. The Company’s off-balance sheet commitments as of June 30, 2022 included a total of $21,422 of contractual obligations.
During the nine months ended March 31, 2023, the Company’s off-balance sheet commitments increased by a total of $6,478 of contractual obligations offset by an immaterial decrease in marketing partnerships agreement-related commitments. The increase in contractual obligations primarily relates to future performances at The Garden. See Note 10. Credit Facilities for details of the principal repayments required under the Company’s various credit facilities.
Delayed Draw Term Loan Facility
On April 20, 2023, a subsidiary of the Company, MSG Entertainment Holdings, LLC (“MSG Entertainment Holdings”), entered into a delayed draw term loan facility (the “DDTL Facility”) with Sphere Entertainment. Pursuant to the DDTL Facility, MSG Entertainment Holdings has committed to lend up to $65,000 in delayed draw term loans to Sphere Entertainment on an unsecured basis until October 20, 2024. As of the date of this filing, Sphere Entertainment has not yet drawn upon the DDTL Facility.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS (UNAUDITED)
The DDTL Facility will mature and any unused commitments thereunder will expire on October 20, 2024. Borrowings under the DDTL Facility will bear interest at a variable rate equal to either, at the option of Sphere Entertainment, (a) a base rate plus an applicable margin, or (b) Term SOFR plus 0.10%, plus an applicable margin. The applicable margin is equal to the applicable margin under the National Properties Facilities (as defined below), plus 1.00% per annum.
Subject to customary borrowing conditions, the DDTL Facility may be drawn in up to 6 separate borrowings of $5,000 or more. The DDTL Facility is prepayable at any time without penalty and amounts repaid on the DDTL Facility may not be reborrowed. If drawn, Sphere Entertainment will have the option to make any payments of principal, interest or fees under the DDTL Facility either in cash or by delivering to MSG Entertainment Holdings shares of MSG Entertainment Class A common stock. If Sphere Entertainment elects to make any payment in the form of MSG Entertainment Class A common stock, the amount of such payment would be calculated based on the dollar volume-weighted average trading price for MSG Entertainment Class A common stock for the 20 trading days ending on the day on which Sphere Entertainment made such election. Sphere Entertainment shall only be permitted to use the proceeds of the DDTL Facility (i) for funding costs associated with its Sphere initiative and (ii) in connection with refinancing of the indebtedness under certain senior secured credit facilities by and among MSG Networks, MSGN Eden, LLC, Regional MSGN Holdings LLC, and certain subsidiaries of MSG Networks pursuant to a credit agreement as amended and restated on October 11, 2019.
The DDTL Facility contains certain representations and warranties and affirmative and negative covenants, including, among others, financial reporting, notices of material events, and limitations on asset dispositions restricted payments, and affiliate transactions.
Legal Matters
The Company is a defendant in various lawsuits. Although the outcome of these lawsuits cannot be predicted with certainty (including the extent of available insurance, if any), management does not believe that resolution of these lawsuits will have a material adverse effect on the Company.
Note 10. Credit Facilities
See Note 14. Credit Facilities, included in the Company’s Audited Combined Annual Financial Statements for more information regarding the Company’s credit facilities. The following table summarizes the outstanding balances under the Company’s credit facilities as of March 31, 2023 and June 30, 2022:

	March 31, 2023	June 30, 2022
	Principal
Current Portion
National Properties Term Loan Facility	$16,250	$8,125
Other debt	—	637
Current portion of long-term debt	$16,250	$8,762

	March 31, 2023			June 30, 2022
	Principal	Unamortized Deferred Financing Costs	Net	Principal	Unamortized Deferred Financing Costs	Net
Non-current Portion
National Properties Term Loan Facility	$629,687	$(13,644)	$616,043	$641,875	$(16,063)	$625,812
National Properties Revolving Credit Facility	27,100	—	27,100	29,100	—	29,100
Other long-term loan	168	—	168	—	—	—
Long-term debt, net of deferred financing costs	$656,955	$(13,644)	$643,311	$670,975	$(16,063)	$654,912
National Properties Facilities
General. On June 30, 2022, MSG National Properties, LLC (“MSG National Properties”), Sphere Entertainment Group, LLC

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS (UNAUDITED)
(formerly known as MSG Entertainment Group, LLC and referred to herein as “Sphere Entertainment Group”) and certain subsidiaries of MSG National Properties entered into a credit agreement with JP Morgan Chase Bank, N.A., as administrative agent and the lenders and L/C issuers party thereto (as amended, the “National Properties Credit Agreement”), providing for a five-year, $650,000 senior secured term loan facility (the “National Properties Term Loan Facility”) and a five-year, $100,000 revolving credit facility (the “National Properties Revolving Credit Facility” and, together with the National Properties Term Loan Facility, the “National Properties Facilities”). As of March 31, 2023 outstanding letters of credit were $7,992 and the remaining balance available under the National Properties Revolving Credit Facility was $64,908.
Interest Rates. Borrowings under the current National Properties Facilities bear interest at a floating rate, which at the option of MSG National Properties may be either (a) a base rate plus an applicable margin ranging from 1.50% to 2.50% per annum, determined based on the total leverage ratio of MSG National Properties and its restricted subsidiaries (the “National Properties Base Rate”), or (b) Term SOFR plus an applicable margin ranging from 2.50% to 3.50% per annum, determined based on the total leverage ratio of MSG National Properties and its restricted subsidiaries (the “National Properties SOFR Rate”). The National Properties Credit Agreement requires MSG National Properties to pay a commitment fee ranging from 0.30% to 0.50% in respect of the daily unused commitments under the National Properties Revolving Credit Facility. MSG National Properties is also required to pay customary letter of credit fees, as well as fronting fees, to banks that issue letters of credit pursuant to the National Properties Credit Agreement. The interest rate on the National Properties Facilities as of March 31, 2023 was 7.41%.
Principal Repayments. Subject to customary notice and minimum amount conditions, the Company may voluntarily repay outstanding loans under the National Properties Facilities and terminate commitments under the National Properties Revolving Credit Facility, at any time, in whole or in part, subject only to customary breakage costs in the case of prepayment of Term SOFR loans. The principal obligations under the National Properties Term Loan Facility are to be repaid in quarterly installments beginning with the fiscal quarter ending March 31, 2023, in an aggregate amount equal to 2.50% per annum (0.625% per quarter), stepping up to 5.00% per annum (1.25% per quarter) in the fiscal quarter ending September 30, 2025, with the balance due at the maturity of the facility on June 30, 2027. The principal obligations under the National Properties Revolving Credit Facility are due at the maturity of the facility. Under certain circumstances, MSG National Properties is required to make mandatory prepayments on loans outstanding, including prepayments in an amount equal to the net cash proceeds of certain sales of assets or casualty insurance and/or condemnation recoveries (subject to certain reinvestment, repair, or replacement rights), subject to certain exceptions.
Covenants. The National Properties Credit Agreement includes financial covenants requiring MSG National Properties and its restricted subsidiaries to maintain a specified minimum liquidity level, a specified minimum debt service coverage ratio and specified maximum total leverage ratio. The minimum liquidity level is set at $50,000, and is tested based on the level of average daily liquidity, consisting of cash and cash equivalents and available revolving commitments, over the last month of each quarter over the life of the National Properties Facilities. The debt service coverage ratio covenant began testing in the fiscal quarter ending December 31, 2022, and is set at a ratio of 2:1 before stepping up to 2.5:1 in the fiscal quarter ending September 30, 2024. The leverage ratio covenant begins testing in the fiscal quarter ending June 30, 2023. It is tested based on the ratio of MSG National Properties and its restricted subsidiaries’ consolidated total indebtedness to adjusted operating income, with an initial maximum ratio of 6:1, stepping down to 5.5:1 in the fiscal quarter ending June 30, 2024 and 4.5:1 in the fiscal quarter ending June 30, 2026. As of March 31, 2023, MSG National Properties and its restricted subsidiaries were in compliance with the covenants of the National Properties Credit Agreement.
In addition to the financial covenants discussed above, the National Properties Credit Agreement and the related security agreement contain certain customary representations and warranties, affirmative and negative covenants and events of default. The National Properties Credit Agreement contains certain restrictions on the ability of MSG National Properties and its restricted subsidiaries to take certain actions as provided in (and subject to various exceptions and baskets set forth in) the National Properties Credit Agreement, including the following: (i) incur additional indebtedness; (ii) create liens on certain assets; (iii) make investments, loans or advances in or to other persons; (iv) pay dividends and distributions or repurchase capital stock (which will restrict the ability of MSG National Properties to make cash distributions to the Company); (v) repay, redeem or repurchase certain indebtedness; (vi) change its lines of business; (vii) engage in certain transactions with affiliates; (viii) amend their respective organizational documents; (ix) merge or consolidate; and (x) make certain dispositions.
Guarantors and Collateral. As of March 31, 2023, all obligations under the National Properties Facilities were guaranteed by Sphere Entertainment Group and MSG National Properties’ existing and future direct and indirect domestic subsidiaries, other

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS (UNAUDITED)
than the subsidiaries that own The Garden and certain other excluded subsidiaries (the “Subsidiary Guarantors”). In connection with the MSGE Spinco Distribution, on April 18, 2023, the National Properties Credit Agreement was amended to change the parent guarantor from Sphere Entertainment Group to MSG Entertainment Holdings, the direct parent of MSG National Properties.
All obligations under the National Properties Facilities, including the guarantees of those obligations, are secured by certain of the assets of MSG National Properties and the Subsidiary Guarantors (collectively, “Collateral”) including, but not limited to, a pledge of some or all of the equity interests held directly or indirectly by MSG National Properties in each Subsidiary Guarantor. The Collateral does not include, among other things, any interests in The Garden or the leasehold interests in Radio City Music Hall and the Beacon Theatre.
Interest payments and loan principal repayments made by the Company under the National Properties Credit Agreement were as follows:

	Interest Payments		Loan Principal Repayments
	Nine Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
National Properties Term Loan Facility	$35,283	$34,917	$6,063	$4,875
The carrying value and fair value of the Company’s financial instruments reported in the accompanying condensed combined balance sheets are as follows:

	March 31, 2023		June 30, 2022
	Carrying Value (a)	Fair Value	Carrying Value (a)	Fair Value
Liabilities:
National Properties Facilities	$673,037	$666,307	$679,100	$679,100
Other debt	168	168	637	637
Total Long-term debt	673,205	666,475	679,737	679,737
   ________________
(a)    The total carrying value of the Company’s financial instruments as of March 31, 2023 and June 30, 2022 is equal to the current and non-current principal payments for the Company’s credit agreements excluding unamortized deferred financing costs of $13,644 and $16,063, respectively.
The Company’s long-term debt is classified within Level II of the fair value hierarchy as it is valued using quoted indices of similar instruments for which the inputs are readily observable.
Note 11. Pension Plans and Other Postretirement Benefit Plans
Sphere Entertainment sponsors several pension, savings and postretirement benefit plans including the defined benefit pension plans (“Pension Plans”), postretirement benefit plan (“Postretirement Plan”), The Madison Square Garden 401(k) Savings Plan and the MSG Entertainment Group, LLC Excess Savings Plan (collectively, the “Savings Plans”), and The Madison Square Garden 401(k) Union Plan (the “Union Savings Plan”). Certain of these Pension Plans and the Postretirement Plan, such as the Cash Balance Plan and Excess Plans, historically included participants of the Company as well as Sphere Entertainment and MSG Sports (“Shared Plans”). Other plans, such as the Union Plan, only included participants of the Company and not of MSG Sports and Sphere Entertainment (“Direct Plan”). See Note 15. Pension Plans and Other Postretirement Benefit Plans, included in the Company’s Audited Combined Annual Financial Statements for more information regarding these plans.
Defined Benefit Pension Plans and Postretirement Benefit Plan
For the historical periods, Sphere Entertainment was the legal sponsor of the Pension Plans and Postretirement Plan. For purposes of the condensed combined financial statements, it was determined that these plans’ assets and liabilities were attributable to the Company. Therefore, the condensed combined financial statements reflect the full impact of the Shared Plans

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS (UNAUDITED)
and the Direct Plan on both the condensed combined statements of operations and condensed combined balance sheets. The pension expense and liabilities related to employees of other Sphere Entertainment businesses participating in the Shared Pension Plans and Postretirement Plan were immaterial for the three and nine months ended March 31, 2023 and 2022.
The following table presents components of net periodic benefit cost for the Pension Plans and Postretirement Plan included in the accompanying condensed combined statements of operations for the three and nine months ended March 31, 2023 and 2022. Service cost is recognized in direct operating expenses and selling, general and administrative expenses. All other components of net periodic benefit cost are reported in Other income (expense), net.

	Pension Plans		Postretirement Plan
	Three Months Ended March 31,		Three Months Ended March 31,
	2023	2022	2023	2022
Service cost	$30	$25	$8	$9
Interest cost	927	928	11	12
Expected return on plan assets	(1,504)	(1,504)	—	—
Recognized actuarial loss	314	355	9	16
Net periodic (benefit) cost	$(233)	$(196)	$28	$37

	Pension Plans		Postretirement Plan
	Nine Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
Service cost	$90	$75	$24	$27
Interest cost	2,781	2,784	33	36
Expected return on plan assets	(4,512)	(4,512)	—	—
Recognized actuarial loss	1,036	1,066	27	48
Net periodic (benefit) cost	$(605)	$(587)	$84	$111
Contributions for Qualified Defined Benefit Pension Plan
Sphere Entertainment sponsors a non-contributory, qualified defined benefit pension plan covering certain of its union employees (the “Union Plan”). During the three and nine months ended March 31, 2023, the Company did not make any contributions to the Union Plan.
Defined Contribution Plans
For the three and nine months ended March 31, 2023 and 2022, expenses related to the Savings Plans and Union Savings Plan included in the accompanying condensed combined statements of operations are as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2023	2022	2023	2022
Savings Plans	$1,367	$1,069	$3,553	$3,005
Union Savings Plan	$371	$24	$409	$45

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS (UNAUDITED)
Note 12. Share-based Compensation
Certain employees of the Company have historically participated in the share-based compensation plans of Sphere Entertainment (“Sphere Entertainment Employee Stock Plans”). Only the expenses for the awards provided to the Company’s direct employees, net of expenses related to the Company’s corporate employees who participate in the plans that were charged to Sphere Entertainment, are recorded in the condensed combined financial statements. See Note 16. Share Based Compensation, included in the Company’s Audited Combined Annual Financial Statements for more information on these plans.
Share-based compensation expense was recognized in the condensed combined statements of operations as a component of direct operating expenses or selling, general and administrative expenses. The share-based compensation expense recorded by the Company, in the periods presented, includes the expenses associated with the employees attributable to the Company, net of contributory credits from the Company to Sphere Entertainment for the Company’s corporate employees. The following table summarizes the Company’s share-based compensation expense:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2023	2022	2023	2022
Share-based compensation(a)	$8,014	$10,401	$24,273	$31,480
Intrinsic value of awards vested	$—	$—	$2,867	$2,422
   ________________
(a)     The balances shown includes $0 and $2,293 which was reclassified to Restructuring charges in the condensed consolidated statements of operations for the three and nine months ended March 31, 2023, respectively, and $1,612 for the three and nine months ended March 31, 2022, as detailed in Note 5. Restructuring Charges.
As of March 31, 2023, there was $6,401 of unrecognized compensation cost related to unvested RSUs and PSUs held by the Company’s direct employees. The cost is expected to be recognized over a weighted-average period of approximately 1.65 years.
Award Activity
RSUs
During the nine months ended March 31, 2023 and 2022, 66 and 59 RSUs were granted, respectively, and 40 and 22 RSUs vested, respectively.
PSUs
During the nine months ended March 31, 2023 and 2022, 60 and 55 PSUs were granted, respectively, and 11 and 8 PSUs vested, respectively.

Note 13. Stockholders’ Equity
Share Repurchase Program
On March 29, 2023, the Company’s Board of Directors authorized a share repurchase program to repurchase up to $250,000 of the Company’s Class A Common Stock. Under the authorization, shares of Class A Common Stock may be purchased from time to time in open market or private transactions, block trades or such other manner as the Company may determine (including through repayment by Sphere Entertainment of the DDTL Facility with shares of the Company’s Class A Common Stock) in accordance with applicable insider trading and other securities laws and regulations. The timing and amount of purchases will depend on market conditions and other factors. No shares have been repurchased to date.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS (UNAUDITED)
Note 14. Accumulated Other Comprehensive Loss
The following table details the components of accumulated other comprehensive loss:

	Pension Plans and Postretirement Plan
	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
Balance at beginning of period	$(34,129)	$(32,986)	$(34,740)	$(33,598)
Other comprehensive income (loss):
Amounts reclassified from accumulated other comprehensive loss (a)	323	371	1,063	1,114
Income tax expense	(56)	(65)	(185)	(196)
Other comprehensive income (loss), net of income taxes	267	306	878	918
Balance at end of period	$(33,862)	$(32,680)	$(33,862)	$(32,680)
 ________________
(a)    Amounts reclassified from accumulated other comprehensive loss represent the amortization of net actuarial loss and net unrecognized prior service credit included in net periodic benefit cost, which is reflected under Other income (expense), net in the accompanying condensed consolidated statements of operations (see Note 11. Pension Plans and Other Postretirement Benefit Plans).
Note 15. Related Party Transactions
Given that the MSGE Spinco Distribution did not occur until after March 31, 2023, the transactions described below, unless otherwise indicated, were in place with Sphere Entertainment as of March 31, 2023, and continued with the Company following the MSGE Spinco Distribution.

As of March 31, 2023, members of the Dolan family, including trusts for the benefit of members of the Dolan family (collectively, the “Dolan Family Group”), for purposes of Section 13(d) of the Securities Exchange Act of 1934, as amended, collectively beneficially owned 100% of the Sphere Entertainment’s outstanding Class B common stock and approximately 5.5% of Sphere Entertainment’s outstanding Class A common stock (inclusive of options exercisable within 60 days of March 31, 2023). Such shares of Sphere Entertainment’s Class A common stock and Class B common stock, collectively, represent approximately 72.4% of the aggregate voting power of Sphere Entertainment’s outstanding common stock. Pursuant to the MSGE Spinco Distribution on April 20, 2023, Sphere Entertainment distributed approximately 67% of the outstanding common stock of the Company to its stockholders, with one share of the Company’s Class A Common Stock issued for every share of Sphere Entertainment’s Class A common stock held as of the Record Date, and one share of the Company’s Class B Common Stock issued for every share of Sphere Entertainment’s Class B common stock held as of the Record Date, and retained approximately 33% of the Company’s outstanding common stock.
Members of the Dolan family are the controlling stockholders of the Company, Sphere Entertainment (including its subsidiaries MSG Networks Inc. and TAO Group Hospitality, which was subsequently sold on May 3, 2023), MSG Sports, and AMC Networks Inc. (“AMC Networks”). See Note 19. Related Party Transactions to the Company’s Audited Combined Annual Financial Statements for a description of the Company’s current related party arrangements. There have been no material changes in such related party arrangements except as described below and in Note 1. Description of Business and Basis of Presentation.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS (UNAUDITED)
From time to time the Company enters into arrangements with 605, LLC (“605”). James L. Dolan, the Company’s Executive Chairman, Chief Executive Officer and a director, and his spouse, Kristin A. Dolan, own 50% of 605. Kristin A. Dolan is also the founder and Non-Executive Chairman of 605. 605 provides audience measurement and data analytics services to the Company and its subsidiaries in the ordinary course of business. Sphere Entertainment’s audit committee approved the entry into one or more agreements with 605 to provide certain data analytics services to the Company for an aggregate amount of up to $1,000. In August 2022, a subsidiary of Sphere Entertainment entered into a three-year agreement with 605, valued at approximately $750, covering several customer analysis projects per year in connection with events held at our venues, which was assigned to the Company in connection with the MSGE Spinco Distribution. The Company expects to engage 605 to provide additional data analytics services in the future. Pursuant to this arrangement, the Company recognized $68 and $204 of expense for the three and nine months ended March 31, 2023, respectively, and as of March 31, 2023, $68 has been recognized in Prepaid expenses and other current assets.
MSG Sports has made market rate interest-bearing advances to the Company in connection with the construction of new premium hospitality suites at The Garden. The advances will be repaid (including interest) through cash receipts from the licenses for each new suite. As of March 31, 2023, MSG Sports had advanced $168 to the Company in connection with the arrangement. This advance has been recognized in Long-term debt, net of deferred financing costs in the accompanying condensed consolidated balance sheets.
As of June 30, 2022, the Company had $637 of notes payable with respect to a loan received by BCE from its noncontrolling interest holder. There were no notes payable as of March 31, 2023 as a result of the BCE Disposition.
Revenues and Operating Expenses
The following table summarizes the composition and amounts of the transactions with the Company’s affiliates. The significant components of these amounts are discussed below. These amounts are reflected in revenues and operating expenses in the accompanying condensed combined statements of operations for the three and nine months ended March 31, 2023 and 2022:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
Revenues	$41,594	$49,259	$96,805	$96,415
Operating expenses (credits):
Revenue sharing expenses	$7,353	$5,791	$15,639	$12,187
Reimbursement under Arena License Arrangements	(8,911)	(10,047)	(18,761)	(19,097)
Cost reimbursement from MSG Sports	(9,789)	(9,159)	(28,781)	(28,888)
Corporate allocations to Sphere Entertainment	(40,794)	(32,343)	(114,761)	(106,628)
Other operating expenses, net	327	541	3,682	4,701
Total operating expenses (credits), net (a)	$(51,814)	$(45,217)	$(142,982)	$(137,725)
____________________
(a)    Of the total operating expenses, net, $(804) and $(1,329) for the three and nine months ended March 31, 2023, respectively, and $(4,427) and $(7,458) for the three and nine months ended March 31, 2022, respectively, are included in direct operating expenses in the accompanying condensed combined statements of operations, and $(51,010) and $(141,653) for the three and nine months ended March 31, 2023, respectively, and $(40,790) and $(130,267) for the three and nine months ended March 31, 2022, respectively, are included in selling, general and administrative expenses.
Revenues
The Company recorded $31,163 and $64,312 of revenues under the Arena License Agreements for the three and nine months ended March 31, 2023, respectively. In addition to the Arena License Agreements, the Company’s revenues from related parties primarily reflected sponsorship sales and service representation agreements of $7,079 and $15,643, and merchandise sharing revenues of $2,160 and $4,451 with MSG Sports during the three and nine months ended March 31, 2023, respectively. The Company recorded revenues under the Networks Advertising Sales Representation Agreement of $0 and $8,802 for the three and nine months ended March 31, 2023, respectively. The Company also earned sublease revenue from related parties of $716

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS (UNAUDITED)
and $2,100 during the three months and nine months ended March 31, 2023, respectively.
The Company recorded $29,616 and $58,797 of revenues under the Arena License Agreements for the three and nine months ended March 31, 2022, respectively. In addition, the Company recorded revenues under sponsorship sales and service representation agreements of $7,027 and $14,206 and merchandise sharing revenues of $1,548 and $3,000 with MSG Sports during the three and nine months ended March 31, 2022, respectively. The Company recorded revenues under the Networks Advertising Sales Representation Agreement of $9,621 and $17,015 for the three and nine months ended March 31, 2022, respectively. The Company also earned sublease revenue from related parties of $736 and $1,958 during the three and nine months ended March 31, 2022, respectively.
Operating Expenses
Revenue sharing expenses
Revenue sharing expenses include MSG Sports’ share of the Company’s in-venue food and beverage sales and certain venue signage agreements.
Reimbursements under Arena License Arrangements
Fees recognized by the Company under the Arena License Agreements with MSG Sports for use of The Garden are reported as operating lease revenues in accordance with ASC Topic 842. In addition, the Company records credits to direct operating expenses as a reimbursement under the Arena License Agreements.
Cost reimbursement from MSG Sports
Per the Services Agreement with MSG Sports, the Company’s corporate overhead expenses that are charged to MSG Sports are primarily related to centralized functions, including information technology, security, accounts payable, payroll, tax, legal, human resources, insurance and risk management, investor relations, corporate communications, benefit plan administration and reporting, and internal audit.
Corporate allocations to Sphere Entertainment
As part of the MSGE Spinco Distribution, certain corporate and operational support functions were transferred to the Company and therefore, charges were reflected in order to properly burden all business units comprising Sphere Entertainment’s historical operations. Allocations of corporate overhead and shared services expense to Sphere Entertainment from the Company were recorded for corporate and operational functions based on direct usage when identifiable, with the remainder allocated on a pro rata basis of combined assets, headcount or other measures of the Company or Sphere Entertainment, which is recorded as a reduction of either direct operating expenses or selling, general and administrative expense. The aforementioned allocations for certain support functions that are provided on a centralized basis and not historically recorded at the business unit level by Sphere Entertainment related to departments such as executive management, finance, legal, human resources, government affairs, and information technology, among others. In addition, corporate allocations to Sphere Entertainment include charges to MSG Networks under the services agreement with MSG Networks.
Other operating expenses, net
The Company and its related parties enter into transactions with each other in the ordinary course of business. Amounts charged to the Company for other transactions with its related parties are net of amounts charged by the Company to the Knickerbocker Group, LLC, an entity owned by James L. Dolan, the Executive Chairman, Chief Executive Officer and a director of the Company, for office space and the cost of certain technology services. In addition, other operating expenses primarily include net charges relating to (i) reciprocal aircraft arrangements between the Company and each of Q2C and CFD, (ii) time sharing and/or dry lease agreements with MSG Sports, AMC Networks and Brighid Air, and (iii) commission under the group ticket sales representation agreement with MSG Sports. The reciprocal aircraft arrangement between the Company and Q2C and the related aircraft support services arrangement between them was no longer effective as of December 21, 2021.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS (UNAUDITED)
Loans Receivable from Sphere Entertainment
The Company’s captive insurance entity, Eden Insurance Company, Inc. (“Eden”), entered into a loan agreement with Sphere Entertainment (the “Eden Loan Agreement”), under which Eden granted Sphere Entertainment an unsecured loan bearing interest at a rate of LIBOR plus 350 basis points with a principal amount not exceeding $60,000. This loan is in the form of a demand promissory note, payable immediately upon order from Eden. As of March 31, 2023 and June 30, 2022, Eden had an outstanding loan receivable from Sphere Entertainment of $53,634 and $56,060, respectively, inclusive of accrued interest. During the three and nine months ended March 31, 2023 and 2022, Eden declared dividends to Sphere Entertainment through a reduction of the loan receivable from Sphere Entertainment. During the three and nine months ended March 31, 2023 and 2022, no interest or principal payments were received by Eden and instead the accrued but unpaid interest was added to the outstanding principal amount of the loan. The cash flows related to this loan receivable are reflected as investing activities, as these balances represent amounts loaned by the Company to Sphere Entertainment. The Company recorded related party interest income of $1,121 and $2,925 related to the Eden Loan Agreement during the three and nine months ended March 31, 2023, respectively. The Company recorded related party interest income of $352 and $1,413 related to the Eden Loan Agreement during the three and nine months ended March 31, 2022, respectively. The loan payable to the Company held by Sphere Entertainment under the Eden Loan Agreement was assigned by Sphere Entertainment to the Company in connection with the MSGE Spinco Distribution, and will be eliminated in consolidation by the Company for periods subsequent to the MSGE Spinco Distribution.
On May 23, 2019, the Company entered into a subordinated credit agreement with TAO Group Sub-Holdings, LLC (“TAOG Sub-Holdings”), a wholly-owned subsidiary of Sphere Entertainment (the “TAO Subordinated Credit Agreement”), under which the Company granted TAOG Sub-Holdings a $49,000 subordinated loan. This loan had a maturity date of August 22, 2024. On June 15, 2020, the TAO Subordinated Credit Agreement was amended to provide an additional $22,000 of borrowing capacity and subsequently, the Company provided additional proceeds of $19,000 under the TAO Subordinated Credit Agreement. There are no mandatory repayments of principal until the maturity date. Subject to customary notice and minimum amount conditions, TAOG Sub-Holdings can voluntarily prepay outstanding loans under the TAO Subordinated Credit Agreement at any time, in whole or in part, without premium or penalty. Interest is due monthly in cash or paid-in-kind based on the terms of the TAO Senior Credit Agreement. On June 9, 2022, Sphere Entertainment paid the full outstanding principal amount of this TAO Subordinated Credit Agreement. The Company recorded related party interest income of $1,105 and $3,506 related to the TAO Subordinated Credit Agreement during the three and nine months ended March 31, 2022, respectively.
Cash Management
Sphere Entertainment uses a centralized approach to cash management and financing of operations. The Company’s and Sphere Entertainment’s other subsidiaries’ cash was available for use and was regularly “swept” historically. Cash and cash equivalents were attributed to the Company for each of the periods presented, as such cash was held in accounts legally owned by the Company. Transfers of cash both to and from Sphere Entertainment were included as components of Sphere Entertainment’s Investment on the condensed combined statements of divisional equity (deficit). The main components of the net transfers to Sphere Entertainment are cash pooling/general financing activities, various expense allocations to/from Sphere Entertainment, and receivables/payables from/to Sphere Entertainment deemed to be effectively settled upon the distribution of the Company by Sphere Entertainment.
Sphere Entertainment Investment
Certain significant balances and transactions among the Company and Sphere Entertainment and its subsidiaries, which include allocations of corporate general and administrative expenses, share-based compensation expense and other historical intercompany activities, are recorded as components of divisional equity (deficit), except for the transactions noted above related to historically cash-settled loans between the Company and Sphere Entertainment. The changes in Sphere Entertainment Investment also include financing activities for capital transfers, cash sweeps, and other treasury services. As part of this activity, cash balances are swept to Sphere Entertainment regularly as part of the Sphere Entertainment cash management policy.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS (UNAUDITED)
Related Party Transactions after the MSGE Spinco Distribution
In connection with the MSGE Spinco Distribution, the Company and Sphere Entertainment entered into arrangements with respect to, among other things, transition services. Additionally, on April 20, 2023, MSG Entertainment Holdings entered into the DDTL Facility with Sphere Entertainment. Pursuant to the DDTL Facility, MSG Entertainment Holdings has committed to lend up to $65,000 in delayed draw term loans to Sphere Entertainment on an unsecured basis until October 20, 2024. As of the date of this filing, Sphere Entertainment has not yet drawn upon the DDTL Facility.

Note 16. Additional Financial Information
The following table provides a summary of the amounts recorded as cash, cash equivalents, and restricted cash:

	March 31, 2023	June 30, 2022
Cash and cash equivalents	$122,731	$58,102
Restricted cash	250	4,471
Total cash, cash equivalents and restricted cash	$122,981	$62,573
 The Company’s cash, cash equivalents and restricted cash are classified within Level I of the fair value hierarchy as it is valued using observable inputs that reflect quoted prices for identical assets in active markets. The Company’s restricted cash includes cash deposited in escrow accounts. The Company has deposited cash in an interest-bearing escrow account related to credit support, debt facilities, and collateral to workers compensation and general liability insurance obligations.
Prepaid expenses and other current assets consisted of the following:

	March 31, 2023	June 30, 2022
Prepaid expenses	$56,927	$65,065
Current contract assets	7,548	5,503
Inventory (a)	3,231	2,752
Notes and other receivables	797	322
Other	5,786	5,799
Total prepaid expenses and other current assets	$74,289	$79,441
_________________
(a) Inventory is mostly comprised of food and liquor for venues.
Accounts payable, accrued and other current liabilities consisted of the following:

	March 31, 2023	June 30, 2022
Accounts payable	$18,712	$11,241
Accrued payroll and employee related liabilities	54,950	88,501
Cash due to promoters	84,975	78,428
Accrued expenses	41,159	43,791
Total accounts payable, accrued and other current liabilities	$199,796	$221,961

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS (UNAUDITED)
Other income (expense), net includes the following:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2023	2022	2023	2022
Gains from shares sold — DraftKings	$214	$—	$1,703	$—
Net unrealized loss on equity investments with readily determinable fair value	7,510	(8,688)	4,307	(28,303)
Other	346	193	774	561
Total other income (expense), net	$8,070	$(8,495)	$6,784	$(27,742)
Income Taxes
During the nine months ended March 31, 2023 and 2022, the Company received income tax refunds, net of payments, of $2,031 and $10,281, respectively.
Note 17. Subsequent Events
The Company licenses Suite Sixteen to TAO Group Hospitality, a former related party and subsidiary of Sphere Entertainment, in exchange for license fee payments. On May 3, 2023, TAO Group Hospitality was sold by Sphere Entertainment and the lounge license agreement was extended for an additional four years through September 2028.
On April 20, 2023, Sphere Entertainment distributed approximately 67% of the outstanding common stock of the Company, to its stockholders in the form of Class A Common Stock, with Sphere Entertainment retaining approximately 33% of the outstanding common stock of the Company immediately following the MSGE Spinco Distribution. See Note 1. Description of Business and Basis of Presentation for more information regarding the MSGE Spinco Distribution.
On April 20, 2023, a subsidiary of the Company, MSG Entertainment Holdings, entered into a delayed draw term loan facility with Sphere Entertainment. Pursuant to the DDTL Facility, MSG Entertainment Holdings has committed to lend up to $65,000 in delayed draw term loans to Sphere Entertainment on an unsecured basis until October 20, 2024. As of the date of this filing, Sphere Entertainment has not yet drawn upon the DDTL Facility. See Note 9. Commitments and Contingencies for more information regarding the DDTL Facility.
On April 20, 2023, Sphere Entertainment transferred the interest bearing unsecured loan under the Eden Loan Agreement to the Company. See Note 15. Related Party Transactions for more information regarding the Eden Loan Agreement.
On April 18, 2023, in connection with the MSGE Spinco Distribution, the National Properties Credit Agreement was amended to change the parent guarantor from Sphere Entertainment Group to MSG Entertainment Holdings, the direct parent of MSG National Properties. See Note 10. Credit Facilities for more information regarding the change in the National Properties Credit Agreement parent guarantor.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In this MD&A, there are statements concerning the future operating and future financial performance of Madison Square Garden Entertainment Corp., formerly MSGE Spinco, Inc. (“MSG Entertainment”) and its direct and indirect subsidiaries (collectively, “we,” “us,” “our,” or the “Company”). Words such as “expects,” “anticipates,” “believes,” “estimates,” “may,” “will,” “should,” “could,” “potential,” “continue,” “intends,” “plans,” and similar words and terms used in the discussion of future operating and future financial performance identify forward-looking statements. Investors are cautioned that such forward-looking statements are not guarantees of future performance, results or events and involve risks and uncertainties and that actual results or developments may differ materially from the forward-looking statements as a result of various factors. Factors that may cause such differences to occur include, but are not limited to:
•the level of our expenses, including our corporate expenses;
•the level of our revenues, which depends in part on the popularity of the Christmas Spectacular Starring the Radio City Rockettes (“Christmas Spectacular”), the sports teams whose games are played at Madison Square Garden (“The Garden”), and other events which are presented in our venues;
•lack of operating history as a stand-alone public company and costs associated with being an independent public company;
•the on-ice and on-court performance of the professional sports teams whose games we host in our venues;
•the level of our capital expenditures and other investments;
•general economic conditions, especially in the New York City and Chicago metropolitan areas where we have business activities;
•the demand for sponsorship and suite arrangements;
•competition, for example, from other venues and sports and entertainment options, including new competing venues;
•our ability to effectively manage any impacts of the COVID-19 pandemic (including COVID-19 variants) as well as renewed actions taken in response by governmental authorities or certain professional sports leagues, including ensuring compliance with rules and regulations imposed upon our venues, to the extent applicable;
•the effect of any postponements or cancellations by third-parties or the Company as a result of the COVID-19 pandemic due to operational challenges and other health and safety concerns (such as the partial cancellation of the 2021 production of the Christmas Spectacular);
•the extent to which attendance at our venues may be impacted by government actions, continuing health concerns by potential attendees and reduced tourism;
•the impact on the payments we receive under the arena license agreements that require the New York Knicks (the “Knicks”) of the National Basketball Association (the “NBA”) and the New York Rangers (the “Rangers”) of the National Hockey League (the “NHL”) to play their home games at The Garden (the “Arena License Agreements”) as a result of government-mandated capacity restrictions, league restrictions and/or social-distancing or vaccination requirements, if any, at Knicks and Rangers games;
•changes in laws, guidelines, bulletins, directives, policies and agreements, and regulations under which we operate;
•any economic, social or political actions, such as boycotts, protests, work stoppages or campaigns by labor organizations, including the unions representing players and officials of the NBA and NHL, or other work stoppage;
•seasonal fluctuations and other variations in our operating results and cash flow from period to period;
•the successful development of new live productions, enhancements or changes to existing productions and the investments associated with such development, enhancements, or changes;
•business, reputational and litigation risk if there is a cyber or other security incident resulting in loss, disclosure or misappropriation of stored personal information, or disclosure of confidential information or other breaches of our information security;
•activities or other developments (such as pandemics, including the COVID-19 pandemic) that discourage or may discourage congregation at prominent places of public assembly, including our venues;

•the acquisition or disposition of assets or businesses and/or the impact of, and our ability to successfully pursue, acquisitions or other strategic transactions;
•our ability to successfully integrate acquisitions, new venues or new businesses into our operations;
•our internal control environment and our ability to identify and remedy any future material weaknesses;
•the costs associated with, and the outcome of, litigation and other proceedings to the extent uninsured, including litigation or other claims against companies we invest in or acquire;
•the impact of governmental regulations or laws, changes in how those regulations and laws are interpreted, as well as the continued benefit of certain tax exemptions and the ability to maintain necessary permits or licenses;
•the impact of any government plans to redesign New York City’s Penn Station;
•the impact of sports league rules, regulations and/or agreements and changes thereto;
•the substantial amount of debt incurred, the ability of our subsidiaries to make payments on, or repay or refinance, such debt under the National Properties Credit Agreement (as defined below) and our ability to obtain additional financing, to the extent required;
•financial community perceptions of our business, operations, financial condition and the industries in which we operate;
•the performance by Madison Square Garden Sports Corp. (“MSG Sports”) of its obligations under various agreements with the Company and ongoing commercial arrangements, including the Arena License Agreements;
•the tax-free treatment of the MSGE Spinco Distribution (as defined below);
•our ability to achieve the intended benefits of the MSGE Spinco Distribution;
•failure of the Company or Sphere Entertainment (as defined below) to satisfy its obligations under transition services agreements, the DDTL Facility (as defined herein) or other agreements entered into in connection with the MSGE Spinco Distribution;
•our status as an emerging growth company; and
•the additional factors described under “Risk Factors” in the Company’s Information Statement, dated April 3, 2023 (the “Information Statement”), filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on April 4, 2023.
We disclaim any obligation to update or revise the forward-looking statements contained herein, except as otherwise required by applicable federal securities laws.
All dollar amounts included in the following MD&A are presented in thousands, except as otherwise noted.
Introduction
This MD&A is provided as a supplement to, and should be read in conjunction with, the Company’s unaudited financial statements and accompanying notes thereto included in this Quarterly Report on Form 10-Q, as well as the Company’s audited combined financial statements and notes thereto as of June 30, 2022 and 2021 and for the three years ended June 30, 2022, 2021 and 2020 (“Audited Combined Annual Financial Statements”) included in the Information Statement, to help provide an understanding of our financial condition, changes in financial condition and results of operations.
Business Overview
We are a live entertainment company comprised of iconic venues and marquee entertainment content. Utilizing the Company’s powerful brands and live entertainment expertise, the Company delivers unique experiences that set the standard for excellence and innovation while forging deep connections with diverse and passionate audiences.
We manage our business through one reportable segment. The Company’s portfolio of venues includes: The Garden, The Theater at Madison Square Garden, Radio City Music Hall, the Beacon Theatre, and The Chicago Theatre. The Company’s business also includes the original production, the Christmas Spectacular, and our entertainment and sports bookings business, which showcases a broad array of compelling concerts, family shows and special events, as well as a diverse mix of sporting events, for millions of guests annually.

The Company conducts a significant portion of its operations at venues that it either owns or operates under long-term leases. The Company owns The Garden, The Theater at Madison Square Garden and The Chicago Theatre, and leases Radio City Music Hall and the Beacon Theatre.
All of the Company’s revenues and assets are attributed to or located in the United States and are primarily concentrated in the New York City metropolitan area.
Spin-off Transaction
On April 20, 2023 (the “MSGE Spinco Distribution Date”), Sphere Entertainment Co., formerly Madison Square Garden Entertainment Corp. (“Sphere Entertainment”), distributed approximately 67% of the outstanding common stock of MSG Entertainment, to its stockholders (the “MSGE Spinco Distribution”), with Sphere Entertainment retaining approximately 33% of the outstanding common stock of MSG Entertainment (in the form of Class A common stock) (the “MSGE Retained Interest”) immediately following the MSGE Spinco Distribution. The Company owns the traditional live entertainment business previously owned and operated by Sphere Entertainment through its Entertainment business segment, excluding Sphere, which was retained by Sphere Entertainment after the MSGE Spinco Distribution Date. In the MSGE Spinco Distribution, stockholders of Sphere Entertainment received (a) one share of MSG Entertainment’s Class A common stock, par value $0.01 per share, for every share of Sphere Entertainment’s Class A common stock, par value $0.01 per share, held of record as of the close of business, New York City time, on April 14, 2023 (the “Record Date”), and (b) one share of MSG Entertainment’s Class B common stock, par value $0.01 per share, for every share of Sphere Entertainment’s Class B common stock, par value $0.01 per share, held of record as of the close of business, New York City time, on the Record Date.
Our MD&A is organized as follows:
Results of Operations. This section provides an analysis of our unaudited results of operations for the three and nine months ended March 31, 2023 and 2022.
Liquidity and Capital Resources. This section provides a discussion of our financial condition and liquidity, an analysis of our cash flows for the nine months ended March 31, 2023 and 2022, as well as certain contractual obligations and off-balance sheet arrangements.
Seasonality of Our Business. This section discusses the seasonal performance of our business.
Recently Issued Accounting Pronouncements and Critical Accounting Policies. This section discusses accounting pronouncements that have been adopted by the Company, recently issued accounting pronouncements not yet adopted by the Company, as well as the results of the Company’s annual impairment testing of goodwill and identifiable indefinite-lived intangible assets performed during the first quarter of Fiscal Year 2023. This section should be read together with our critical accounting policies, which are discussed in the Information Statement under “Management's Discussion and Analysis of Financial Condition and Results of Operations — Recently Issued Accounting Pronouncements and Critical Accounting Policies — Critical Accounting Policies” and in the notes to the condensed combined financial statements (“financial statements”) of the Company included therein.
Factors Affecting Results of Operations
The Company’s combined statements of operations for the three and nine months ended March 31, 2023 and 2022 were prepared on a stand-alone basis derived from the consolidated financial statements and accounting records of Sphere Entertainment, and are presented as carve-out financial statements, because the Company was not a standalone public company prior to the MSGE Spinco Distribution. See Note 1 to the combined financial statements included in “Part I — Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for additional information.
The Company’s operations and operating results were not materially impacted by the COVID-19 pandemic during the three and nine months ended March 31, 2023, as compared to the prior year period, which was impacted by fewer ticketed events at our venues in the first half of the fiscal year due to the lead-time required to book touring acts and artists and the postponement or cancellation of select events (including the partial cancellation of the 2021 production of the Christmas Spectacular) during the fiscal second and third quarters of the fiscal year as a result of an increase in COVID-19 cases. See Note 1. Impact of the COVID-19 Pandemic, to the Audited Combined Annual Financial Statements for more information regarding the impact of the COVID-19 pandemic on our business.
It is unclear to what extent COVID-19 concerns, including new variants, could result in new government- or league-mandated capacity, other restrictions, vaccination/mask requirements, or impact the use of and/or demand for our venues, demand for our sponsorship and advertising assets, deter our employees and vendors from working at our venues (which may lead to difficulties in staffing) or otherwise materially impact our operations.

Our operating results are largely dependent on our ability to attract concerts and other events to our venues, revenues under various agreements entered into with MSG Sports, and the continuing popularity of the Christmas Spectacular. Certain of these factors in turn depend on the popularity and/or performance of the professional sports teams whose games we host at The Garden.
Our Company’s future performance is dependent in part on general economic conditions and the effect of these conditions on our customers. Weak economic conditions may lead to lower demand for suite licenses and tickets to our live productions, concerts, family shows and other events, which would also negatively affect concession and merchandise sales, and lower levels of sponsorship and venue signage. These conditions may also affect the number of concerts, family shows and other events that take place in the future. An economic downturn could adversely affect our business and results of operations.
The Company may explore additional opportunities to expand our presence in the entertainment industry. Any new investment may not initially contribute to operating income, but is intended to become operationally profitable over time.
Results of Operations
Comparison of the three and nine months ended March 31, 2023 versus the three and nine months ended March 31, 2022

	Three Months Ended March 31,		Change
	2023	2022	Amount	Percentage
Revenues	$201,229	$193,988	$7,241	4%
Direct operating expenses	(115,133)	(109,962)	(5,171)	5%
Selling, general and administrative expenses	(44,122)	(47,027)	2,905	(6)%
Depreciation and amortization	(14,798)	(16,007)	1,209	(8)%
Loss, net on dispositions	(51)	—	(51)	NM
Restructuring charges	(2,461)	(5,171)	2,710	(52)%
Operating income	24,664	15,821	8,843	56%
Interest income	2,482	1,541	941	61%
Interest expense	(13,423)	(13,009)	(414)	3%
Other income (expense), net	8,070	(8,495)	16,565	NM
Income (loss) from operations before income taxes	21,793	(4,142)	25,935	NM
Income tax expense	(73)	—	(73)	NM
Net income (loss)	21,720	(4,142)	25,862	NM
Less: Net loss attributable to nonredeemable noncontrolling interest	—	(212)	212	NM
Net income (loss) attributable to MSG Entertainment’s stockholders	$21,720	$(3,930)	$25,650	NM

	Nine Months Ended March 31,		Change
	2023	2022	Amount	Percentage
Revenues	$703,561	$475,150	$228,411	48%
Direct operating expenses	(397,398)	(292,198)	(105,200)	36%
Selling, general and administrative expenses	(127,537)	(128,725)	1,188	(1)%
Depreciation and amortization	(46,369)	(49,166)	2,797	(6)%
Gains, net on dispositions	4,361	—	4,361	NM
Restructuring charges	(9,820)	(5,171)	(4,649)	90%
Operating income (loss)	126,798	(110)	126,908	NM
Interest income	5,804	5,145	659	13%
Interest expense	(38,055)	(39,804)	1,749	(4)%
Other income (expense), net	6,784	(27,742)	34,526	(124)%
Income (loss) from operations before income taxes	101,331	(62,511)	163,842	NM
Income tax expense	(804)	—	(804)	NM
Net income (loss)	100,527	(62,511)	163,038	NM
Less: Net loss attributable to nonredeemable noncontrolling interest	(553)	(579)	26	(4)%
Net income (loss) attributable to MSG Entertainment’s stockholders	$101,080	$(61,932)	$163,012	NM
NM — Absolute percentages greater than 200% and comparisons from positive to negative values or to zero values are considered not meaningful.
Revenues
Revenues for the three and nine months ended March 31, 2023 increased $7,241 and $228,411, respectively, as compared to the prior year periods. The changes in revenues were attributable to the following:

	Three Months Ended	Nine Months Ended
	March 31, 2023	March 31, 2023
Increase in revenues subject to the sharing of economics with MSG Sports pursuant to the Arena License Agreements	$10,111	$45,516
Increase in revenues from the presentation of the Christmas Spectacular	3,533	74,947
Increase in venue-related sponsorship, signage and suite license fee revenues	1,872	18,958
Increase in arena license fees from MSG Sports pursuant to the Arena License Agreements	1,547	5,515
(Decrease) increase in event-related revenues	(527)	87,244
Decrease in agency commission due to termination of Network Ad Sales agreement	(9,621)	(8,213)
Other net increases	326	4,444
	$7,241	$228,411
For the three months ended March 31, 2023, the increase in revenues subject to the sharing of economics with MSG Sports pursuant to the Arena License Agreements primarily reflects higher food, beverage and merchandise sales, suite license fee revenues and single event suite sales at Knicks and Rangers games. For the nine months ended March 31, 2023, the increase in revenues subject to the sharing of economics with MSG Sports pursuant to the Arena License Agreements primarily reflects higher food, beverage and merchandise sales and higher suite license fees revenues at Knicks and Rangers games and higher suite license fee revenues due to the return of live events at the Company’s venues as compared to limited live events held during the first quarter of Fiscal Year 2022 (due to the COVID-19 pandemic).
The Company had 181 Christmas Spectacular performances during this year’s holiday season, of which seven took place in the third quarter of Fiscal Year 2023, as compared to 101 performances in the prior year’s holiday season (due to the partial cancellation of the 2021 production as a result of an increase in COVID-19 cases), all of which took place in the second quarter of Fiscal Year 2022. For this year’s holiday season, approximately 930,000 tickets were sold, representing an over 25%

increase in attendance on a per-show basis as compared to the prior year.
For the three months ended March 31, 2023, the increase in revenues from the presentation of the Christmas Spectacular production was due to the seven performances that took place in the current year period as compared to no performances in the third quarter of Fiscal Year 2022. For the nine months ended March 31, 2023, the increase in revenues from the presentation of the Christmas Spectacular production was primarily due to higher ticket-related revenues. This reflected the increase in the number of performances as compared to the prior year period described above, and, to a lesser extent, higher per-show paid attendance.
For the three months ended March 31, 2023, the increase in venue-related sponsorship, signage and suite license fee revenues was primarily due to higher suite sales. For the nine months ended March 31, 2023, the increase in venue-related sponsorship, signage and suite license fee revenues was primarily due to the return of live events at the Company’s venues as compared to limited live events held during the first quarter of Fiscal Year 2022 and higher suite sales.
For the three months ended March 31, 2023, the decrease in event-related revenues primarily reflects lower revenues from concerts of $10,656, which was partially offset by an increase in revenues from other sporting and live entertainment events (excluding the Knicks and Rangers) of $10,129. The decrease in revenues from concerts was due to a decrease in the number of concerts at the Company’s venues as compared to the prior year period, partially offset by higher per-concert revenues. The increase in revenues from other sporting and live entertainment events (excluding the Knicks and Rangers) was due to higher per-event revenue and a higher number of events at the Company’s venues as compared to the prior year period. For the nine months ended March 31, 2023, the increase in event-related revenues primarily reflects higher revenues from concerts of $77,416, which was primarily due to the return of live events at the Company’s venues as compared to limited live events held during the first quarter of Fiscal Year 2022 (due to the COVID-19 pandemic). See “— Introduction —Factors Affecting Results of Operations” for more information.
Direct operating expenses
Direct operating expenses for the three and nine months ended March 31, 2023 increased $5,171 and $105,200, respectively, as compared to the prior year periods. The changes in direct operating expenses were attributable to the following:

	Three Months Ended	Nine Months Ended
	March 31, 2023	March 31, 2023
Increase in expenses associated with the sharing of economics with MSG Sports pursuant to the Arena License Agreements	$4,488	$33,181
Increase in direct operating expenses associated with the Arena License Agreements	3,748	8,480
Increase in direct operating expenses associated with the Christmas Spectacular	2,326	12,181
(Decrease) increase in event-related direct operating expenses	(4,515)	43,129
(Decrease) increase in venue operating costs	(570)	6,057
Other net (decreases) increases	(306)	2,172
	$5,171	$105,200
For the three and nine months ended March 31, 2023, the increase in direct operating expenses associated with the sharing of economics with MSG Sports pursuant to the Arena License Agreements primarily reflects the increase in suite license fees and, to a lesser extent, the increase in Knicks’ and Rangers’ food and beverage sales.
For the three and nine months ended March 31, 2023, the increase in expenses associated with the Arena License Agreements primarily reflects an increase in food and beverage costs associated with the increase in Knicks’ and Rangers’ food and beverage sales.
For the three and nine months ended March 31, 2023, the increase in direct operating expenses associated with the Christmas Spectacular production was primarily due to the increase in the number of performances as compared to the prior year periods.

For the three months ended March 31, 2023, the decrease in event-related direct operating expenses reflects lower direct operating expenses from concerts of $6,785, which was primarily due to the decrease in the number of concerts held at the Company’s venues as compared to the prior year period, partially offset by higher direct operating expenses from other sporting and live entertainment events (excluding the Knicks and Rangers) of $2,269, which was primarily due to the increase in the number of sporting events held at the Company’s venues as compared to the prior year period. For the nine months ended March 31, 2023, the increase in event-related direct operating expenses reflects higher direct operating expenses from concerts of $39,637, which was primarily due to the increase in the number of events held at the Company’s venues as compared to the prior year period.

Selling, general and administrative expenses
For the three months ended March 31, 2023 selling, general and administrative expenses decreased $2,905 to $44,122 as compared to the prior year period, and for the nine months ended March 31, 2023, selling, general and administrative expenses decreased $1,188 to $127,537 as compared to the prior year period. The decrease is primarily due to lower employee compensation and related benefits, partially offset by other net increases.

(Loss) gains, net on dispositions
(Loss) gains, net on dispositions for the three months ended March 31, 2023, was a loss of $51 as compared to zero in the prior year period. (Loss) gains, net on dispositions for the nine months ended March 31, 2023 was a gain of $4,361 as compared to zero in the prior year period. The (loss) gains for the nine months ended March 31, 2023 were due to the gain on sale of the Company’s controlling interest in Boston Calling Events, LLC (“BCE Disposition”), partially offset by the net loss on the disposal of a corporate aircraft.

Restructuring charges
Restructuring charges for the three months ended March 31, 2023 decreased $2,710 to $2,461 as compared to the prior year period. For the nine months ended March 31, 2023 restructuring charges increased $4,649 to $9,820 as compared to the prior year period. The restructuring charges relate to termination benefits provided due to a workforce reduction of certain executives and employees as part of Sphere Entertainment’s cost reduction program implemented in Fiscal Year 2023.
Operating income (loss)
For the three months ended March 31, 2023, operating income was $24,664 as compared to $15,821 in the prior year period, an increase of $8,843. The increase in operating income was primarily due to an increase in revenues, a decrease in selling, general and administrative expenses, and lower restructuring charges as compared to the prior year period, partially offset by higher direct operating expenses as discussed above. For the nine months ended March 31, 2023, operating income was $126,798 as compared to a $110 operating loss in the prior year period, an improvement of $126,908. The improvement in operating income was primarily due to an increase in revenues, partially offset by higher direct operating expenses as discussed above.
Interest income
For the three and nine months ended March 31, 2023, interest income increased $941 and $659, respectively, as compared to the prior year periods primarily due to higher interest rates, partially offset by the absence of the interest income in the current year from the subordinated credit agreement the Company entered into with TAO Group Sub-Holdings, LLC, a wholly-owned subsidiary of Sphere Entertainment, which was fully repaid on June 9, 2022.
Interest expense
For the three months ended March 31, 2023, interest expense increased $414, as compared to the prior year period primarily due to increase in interest rates, partially offset by decrease in amortization of deferred financing costs following the extinguishment of MSG National Properties prior term loan facility in June 2022 and the absence of notes payable to BCE following the BCE Disposition. For the nine months ended March 31, 2023, interest expense decreased $1,749, as a result of decrease in amortization of deferred financing costs following the extinguishment of MSG National Properties prior term loan facility in June 2022 and the absence of notes payable to BCE following the BCE Disposition, partially offset by increase in interest rate.

Other income (expense), net
For the three and nine months ended March 31, 2023, other income, net, increased $16,565 and $34,526, as compared to the prior year period primarily due to unrealized gains as compared to unrealized losses in the prior year periods associated with the Company’s investments in DraftKings Inc.

Income tax expense
Income tax expense for the three and nine months ended March 31, 2023 of $73 and $804, respectively reflects an effective income tax of 0% and 1%, respectively, due to an equal and offsetting tax impact of a valuation allowance.

Adjusted operating income (“AOI”)
The Company evaluates its performance based on several factors, of which the key financial measure is adjusted operating income (loss), a non-GAAP financial measure. We define adjusted operating income (loss) as operating income (loss) excluding:
(i) the impact of non-cash straight-line leasing revenue associated with the Arena License Agreements with MSG Sports,
(ii) depreciation, amortization and impairments of property and equipment, goodwill and intangible assets,
(iii) share-based compensation expense,
(iv) restructuring charges or credits,
(v) merger and acquisition-related costs, including litigation expenses,
(vi) gains or losses on sales or dispositions of businesses and associated settlements,
(vii) the impact of purchase accounting adjustments related to business acquisitions,
(viii) gains and losses related to the remeasurement of liabilities under the executive deferred compensation plan, and
(ix) amortization for capitalized cloud computing arrangement costs.
The Company believes that given the length of the Arena License Agreements and resulting magnitude of the difference in leasing revenue recognized and cash revenue received, the exclusion of non-cash leasing revenue provides investors with a clearer picture of the Company’s operating performance. Management believes that this adjustment is beneficial for other incremental reasons as well. This adjustment provides senior management, investors and analysts with important information regarding a long-term related party agreement with MSG Sports. In addition, this adjustment is included under the Company’s debt covenant compliance calculations and is a component of the performance measures used to evaluate, and compensate, senior management of the Company. The Company believes that the exclusion of share-based compensation expense or benefit allows investors to better track the performance of the Company’s business without regard to the settlement of an obligation that is not expected to be made in cash. The Company eliminates merger and acquisition-related costs, when applicable, because the Company does not consider such costs to be indicative of the ongoing operating performance of the Company as they result from an event that is of a non-recurring nature, thereby enhancing comparability. In addition, management believes that the exclusion of gains and losses related to the remeasurement of liabilities under the executive deferred compensation plan, provides investors with a clearer picture of the Company’s operating performance given that, in accordance with GAAP, gains and losses related to the remeasurement of liabilities under the executive deferred compensation plan are recognized in Operating (income) loss whereas gains and losses related to the remeasurement of the assets under the executive deferred compensation plan, which are equal to and therefore fully offset the gains and losses related to the remeasurement of liabilities, are recognized in Other income (expense), net, which is not reflected in Operating income (loss).
The Company believes AOI is an appropriate measure for evaluating the operating performance of the Company on a combined basis. AOI and similar measures with similar titles are common performance measures used by investors and analysts to analyze the Company’s performance. The Company uses revenues and AOI measures as the most important indicators of its business performance and evaluates management’s effectiveness with specific reference to these indicators.
AOI should be viewed as a supplement to and not a substitute for operating income (loss), net income (loss), cash flows from operating activities, and other measures of performance and/or liquidity presented in accordance with GAAP. Since AOI is not a measure of performance calculated in accordance with GAAP, this measure may not be comparable to similar measures with similar titles used by other companies. The Company has presented the components that reconcile operating income (loss), the most directly comparable GAAP financial measure, to AOI.

The following is a reconciliation of operating income (loss) to adjusted operating income for the three and nine months ended March 31, 2023 as compared to the prior year period:

	Three Months Ended
	March 31,		Change
	2023	2022	Amount	Percentage
Operating income	$24,664	$15,821	$8,843	56%
Non-cash portion of arena license fees from MSG Sports (a)	(12,149)	(12,073)	(76)	1%
Depreciation and amortization	14,798	16,007	(1,209)	(8)%
Share-based compensation	8,014	8,789	(775)	(9)%
Restructuring charges	2,461	5,171	(2,710)	(52)%
Loss, net on dispositions	51	—	51	NM
Amortization for capitalized cloud computing arrangement costs	65	12	53	NM
Remeasurement of deferred compensation plan liabilities	126	—	126	NM
Adjusted operating income	$38,030	$33,727	$4,303	13%

	Nine Months Ended
	March 31,		Change
	2023	2022	Amount	Percentage
Operating income (loss)	$126,798	$(110)	$126,908	NM
Non-cash portion of arena license fees from MSG Sports (a)	(25,078)	(23,962)	(1,116)	5%
Depreciation and amortization	46,369	49,166	(2,797)	(6)%
Share-based compensation	21,980	29,868	(7,888)	(26)%
Restructuring charges	9,820	5,171	4,649	90%
Gains, net of dispositions	(4,361)	—	(4,361)	NM
Amortization for capitalized cloud computing arrangement costs	169	12	157	NM
Remeasurement of deferred compensation plan liabilities	132	—	132	NM
Adjusted operating income	$175,829	$60,145	$115,684	192%
_________________
NM — Absolute percentages greater than 200% and comparisons from positive to negative values or to zero values are considered not meaningful.
(a) This adjustment represents the non-cash portion of operating lease revenue related to the Company’s Arena License Agreements with MSG Sports. Pursuant to GAAP, recognition of operating lease revenue is recorded on a straight-line basis over the term of the agreement based upon the value of total future payments under the arrangement. As a result, operating lease revenue is comprised of a contractual cash component plus or minus a non-cash component for each period presented. Operating income on a GAAP basis includes lease income of (i) $19,014 and $39,234 of revenue collected in cash for the three and nine months ended March 31, 2023, respectively, and $17,543 and $34,836 of revenue collected in cash for the three and nine months ended March 31, 2022, respectively, and (ii) a non-cash portion of $12,149 and $25,078 for the three and nine months ended March 31, 2023, respectively, and $12,073 and $23,962 for the three and nine months ended March 31, 2022, respectively.
Net income (loss) attributable to redeemable and nonredeemable noncontrolling interests
For the three and nine months ended March 31, 2023, the Company recorded $0 and $553 of net loss attributable to nonredeemable noncontrolling interests as compared to $212 and $579 of net loss attributable to nonredeemable noncontrolling interests for the three and nine months ended March 31, 2022. These amounts represent the share of net loss of BCE that is not attributable to the Company. The Company disposed of its controlling interest in BCE on December 2, 2022.

Liquidity and Capital Resources
Sources and Uses of Liquidity
As further described in “Item 2. - Management’s Discussion and Analysis - Introduction,” on April 20, 2023, the Company completed the MSGE Spinco Distribution. Although the information set forth in this Quarterly Report on Form 10-Q generally is as of March 31, 2023 and does not give effect to the MSGE Spinco Distribution, the information set forth in this section also focuses on the liquidity and capital resources of the Company following the MSGE Spinco Distribution.
Our primary sources of liquidity are cash and cash equivalents, cash flows from our business operations and available borrowing capacity under the National Properties Revolving Credit Facility (as defined below). Our principal uses of cash include working capital-related items (including funding our operations), capital spending, debt service, investments and related loans and advances that we may fund from time to time. In addition, prior to October 20, 2024, we may be required to advance up to $65,000 to Sphere Entertainment under the delayed draw term loan facility entered into on April 20, 2023 (the “DDTL Facility”). We may also use cash to repurchase our common stock. Our decisions as to the use of our available liquidity will be based upon the ongoing review of the funding needs of the business, the optimal allocation of cash resources, and the timing of cash flow generation. To the extent that we desire to access alternative sources of funding through the capital and credit markets, challenging U.S. and global economic and market conditions could adversely impact our ability to do so at that time.
As of March 31, 2023, the Company’s unrestricted cash and cash equivalents balance was $122,731. The principal balance of the Company’s total debt outstanding as of March 31, 2023 was $673,205 and the Company had $64,908 of available borrowing capacity under its revolving credit facility. We believe we have sufficient liquidity from cash and cash equivalents, available borrowing capacity under our credit facilities and cash flows from operations to fund our operations and satisfy any obligations for the foreseeable future.
On March 29, 2023, the Company’s Board of Directors authorized a share repurchase program to repurchase up to $250,000 of the Company’s Class A Common Stock. Under the authorization, shares of Class A Common Stock may be purchased from time to time in open market or private transactions, block trades or such other manner as the Company may determine (including through repayment by Sphere Entertainment of the DDTL Facility with shares of the Company’s Class A Common Stock) in accordance with applicable insider trading and other securities laws and regulations. The timing and amount of purchases will depend on market conditions and other factors. No shares have been repurchased to date.
Financing Agreements
See Note 10. Credit Facilities, to the financial statements included in “— Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for discussions of the Company’s debt obligations and various financing agreements.
National Properties Facilities
On June 30, 2022, MSG National Properties, LLC (“MSG National Properties”), Sphere Entertainment Group, LLC (formerly known as MSG Entertainment Group, LLC, “Sphere Entertainment Group”) and certain subsidiaries of MSG National Properties entered into a credit agreement with JP Morgan Chase Bank, N.A., as administrative agent and the lenders and L/C issuers party thereto (the “National Properties Credit Agreement”), providing for a five-year, $650,000 senior secured term loan facility (as amended, the “National Properties Term Loan Facility”) and a five-year, $100,000 revolving credit facility (the “National Properties Revolving Credit Facility” and, together with the National Properties Term Loan Facility, the “National Properties Facilities”). Up to $25,000 of the National Properties Revolving Credit Facility is available for the issuance of letters of credit. As of March 31, 2023 outstanding letters of credit were $7,992 and the remaining balance available under the National Properties Revolving Credit Facility was $64,908.
Borrowings under the current National Properties Facilities bear interest at a floating rate, which at the option of MSG National Properties may be either (a) a base rate plus an applicable margin ranging from 1.50% to 2.50% per annum, determined based on the total leverage ratio of MSG National Properties and its restricted subsidiaries (the “National Properties Base Rate”), or (b) Term SOFR plus an applicable margin ranging from 2.50% to 3.50% per annum, determined based on the total leverage ratio of MSG National Properties and its restricted subsidiaries (the “National Properties SOFR Rate”). The National Properties Credit Agreement requires MSG National Properties to pay a commitment fee ranging from 0.30%% to 0.50% in respect of the daily unused commitments under the National Properties Revolving Credit Facility. MSG National Properties is also required to pay customary letter of credit fees, as well as fronting fees, to banks that issue letters of credit pursuant to the National Properties Credit Agreement. The interest rate on the National Properties Facilities as of March 31, 2023 was 7.41%.
Subject to customary notice and minimum amount conditions, the Company may voluntarily repay outstanding loans under the National Properties Facilities and terminate commitments under the National Properties Revolving Credit Facility, at any time, in whole or in part, subject only to customary breakage costs in the case of prepayment of Term SOFR loans. The principal obligations under the National Properties Term Loan Facility are to be repaid in quarterly installments beginning with the fiscal quarter ending March 31, 2023, in an aggregate amount equal to 2.50% per annum (0.625% per quarter), stepping up to 5% per annum (1.25% per quarter) in the fiscal quarter ending September 30, 2025, with the balance due at the maturity of the facility on June 30, 2027. The principal obligations under the National Properties Revolving Credit Facility are due at the maturity of the facility. Under certain circumstances, MSG National Properties is required to make mandatory prepayments on loans outstanding, including prepayments in an amount equal to the net cash proceeds of certain sales of assets or casualty insurance and/or condemnation recoveries (subject to certain reinvestment, repair, or replacement rights), subject to certain exceptions.
The National Properties Credit Agreement includes financial covenants requiring MSG National Properties and its restricted subsidiaries to maintain a specified minimum liquidity level, a specified minimum debt service coverage ratio and specified maximum total leverage ratio. The minimum liquidity level is set at $50,000, and is tested based on the level of average daily liquidity, consisting of cash and cash equivalents and available revolving commitments, over the last month of each quarter over the life of the National Properties Facilities. The debt service coverage ratio covenant began testing in the fiscal quarter ending December 31, 2022, and is set at a ratio of 2:1 before stepping up to 2.5:1 in the fiscal quarter ending September 30, 2024. The leverage ratio covenant begins testing in the fiscal quarter ending June 30, 2023. It is tested based on the ratio of MSG National Properties and its restricted subsidiaries’ consolidated total indebtedness to adjusted operating income, with an initial maximum ratio of 6:1, stepping down to 5.5:1 in the fiscal quarter ending June 30, 2024 and 4.5:1 in the fiscal quarter ending June 30, 2026. As of March 31, 2023, MSG National Properties and its restricted subsidiaries were in compliance with the covenants of the National Properties Credit Agreement.
In addition to the financial covenants discussed above, the National Properties Credit Agreement and the related security agreement contain certain customary representations and warranties, affirmative and negative covenants and events of default. The National Properties Credit Agreement contains certain restrictions on the ability of MSG National Properties and its restricted subsidiaries to take certain actions as provided in (and subject to various exceptions and baskets set forth in) the National Properties Credit Agreement, including the following: (i) incur additional indebtedness; (ii) create liens on certain assets; (iii) make investments, loans or advances in or to other persons; (iv) pay dividends and distributions or repurchase capital stock (which will restrict the ability of MSG National Properties to make cash distributions to the Company); (v) repay, redeem or repurchase certain indebtedness; (vi) change its lines of business; (vii) engage in certain transactions with affiliates; (viii) amend their respective organizational documents; (ix) merge or consolidate; and (x) make certain dispositions.
As of March 31, 2023, all obligations under the National Properties Facilities were guaranteed by Sphere Entertainment Group and MSG National Properties’ existing and future direct and indirect domestic subsidiaries, other than the subsidiaries that own The Garden and certain other excluded subsidiaries (the “Subsidiary Guarantors”). In connection with the MSGE Spinco Distribution, on April 18, 2023, the National Properties Credit Agreement was amended to change the parent guarantor from Sphere Entertainment Group to MSG Entertainment Holdings, LLC, a subsidiary of the Company and the direct parent of MSG National Properties.
All obligations under the National Properties Facilities, including the guarantees of those obligations, are secured by certain of the assets of MSG National Properties and the Subsidiary Guarantors (collectively, “Collateral”) including, but not limited to, a pledge of some or all of the equity interests held directly or indirectly by MSG National Properties in each Subsidiary Guarantor. The Collateral does not include, among other things, any interests in The Garden or the leasehold interests in Radio City Music Hall and the Beacon Theatre.

Contractual Obligations
During the nine months ended March 31, 2023, the Company’s off-balance sheet commitments increased by a total of $6,478 of contractual obligations offset by an immaterial decrease in marketing partnerships agreement-related commitments. The increase in contractual obligations primarily relates to future performances at The Garden. See Note 9. Commitments and Contingencies, to the financial statements included in “— Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for further details on the timing and amount of payments under various media rights agreements.

Cash Flow Discussion
As of March 31, 2023, cash, cash equivalents and restricted cash totaled $122,981, as compared to $62,573 as of June 30, 2022. The following table summarizes the Company’s cash flow activities for the nine months ended March 31, 2023 and 2022:

	Nine Months Ended
	March 31,
	2023	2022
Net cash provided by operating activities	$132,341	$60,338
Net cash provided by (used in) investing activities	13,261	(13,060)
Net cash used in financing activities	(85,194)	(150,035)
Net increase (decrease) in cash, cash equivalents and restricted cash	$60,408	$(102,757)
Operating Activities
Net cash provided by operating activities for the nine months ended March 31, 2023 improved by $72,003 to $132,341 as compared to the prior year period, primarily due to the increase in net income, partially offset by (i) changes in working capital assets and liabilities, which included a decrease in accounts payable, accrued and other current and non-current liabilities, a decrease in related party receivables, net of payables, and a decrease on operating lease right-of-use assets and lease liabilities, (ii) a decrease in net unrealized loss on equity investments with readily determinable fair value, (iii) lower share-based compensation expense, and (iv) gains, net on dispositions recognized in the current year period.
Investing Activities
Net cash provided by investing activities for the nine months ended March 31, 2023 improved by $26,321 to $13,261 as compared to the prior year period (i) proceeds received from the dispositions of BCE and the corporate aircraft and (ii) proceeds received from the sale of investments, partially offset by the absence of proceeds received from a related party loan receivable in the current year period.
Financing Activities
Net cash used in financing activities from continuing operations for the nine months ended March 31, 2023 decreased by $64,841 to $(85,194) as compared to the prior year period primarily due to lower net transfers to Sphere Entertainment and Sphere Entertainment’s subsidiaries in the current year period as compared to the prior year period.
Seasonality of Our Business
The revenues the Company earns from the Christmas Spectacular and arena license fees from MSG Sports in connection with the Knicks’ and Rangers’ use of The Garden generally means the Company earns a disproportionate share of its revenues and operating income in the second and third quarters of the Company’s fiscal year, with the first and fourth fiscal quarters being disproportionately lower.
Recently Issued Accounting Pronouncements and Critical Accounting Estimates
Recently Issued and Adopted Accounting Pronouncements
See Note 2. Accounting Policies, to the financial statements included in “— Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for discussion of recently issued accounting pronouncements.
Critical Accounting Estimates
There have been no material changes to the Company’s critical accounting policies. The following discussion has been included to provide the results of our annual impairment testing of goodwill and identifiable indefinite-lived intangible assets performed during the first quarter of Fiscal Year 2023.
Impairment of Goodwill and Indefinite-Lived Assets
Goodwill is tested annually for impairment as of August 31st and at any time upon the occurrence of certain events or substantive changes in circumstances. The Company performs its goodwill impairment test at the reporting unit level, which is one level below the operating segment level. As of March 31, 2023, the Company had one operating and reportable segment, consistent with the way management makes decisions and allocates resources to the business.
For purposes of evaluating goodwill for impairment, the Company has one reporting unit.

The goodwill balance reported on the Company’s condensed combined balance sheet as of March 31, 2023 was $69,041.
The Company has the option to perform a qualitative assessment to determine if an impairment is more likely than not to have occurred. If the Company can support the conclusion that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company would not need to perform a quantitative impairment test for that reporting unit. If the Company cannot support such a conclusion or the Company does not elect to perform the qualitative assessment, a quantitative goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. The estimate of the fair value of the Company’s reporting unit is primarily determined using discounted cash flows, comparable market transactions or other acceptable valuation techniques, including the cost approach. These valuations are based on estimates and assumptions including projected future cash flows, discount rates, cost-based assumptions, determination of appropriate market comparables and the determination of whether a premium or discount should be applied to comparables. Significant judgments inherent in a discounted cash flow analysis include the selection of the appropriate discount rate, the estimate of the amount and timing of projected future cash flows and identification of appropriate continuing growth rate assumptions. The discount rates used in the analysis are intended to reflect the risk inherent in the projected future cash flows. The amount of an impairment loss is measured as the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill.
The Company elected to perform the qualitative assessment of impairment for its reporting unit for the Fiscal Year 2023 annual impairment test. These assessments considered factors such as:
•macroeconomic conditions;
•industry and market considerations;
•cost factors;
•overall financial performance of the reporting units;
•other relevant company-specific factors such as changes in management, strategy or customers; and
•relevant reporting unit specific events such as changes in the carrying amount of net assets.
During the first quarter of Fiscal Year 2023, the Company performed its most recent annual impairment test of goodwill and determined that there was no impairment of goodwill identified for its reporting unit as of the impairment test date. Based on this impairment test, the Company’s reporting unit had sufficient safety margins, representing the excess of the estimated fair value of the reporting unit, derived from the most recent quantitative assessments, less its respective carrying value (including goodwill). The Company believes that if the fair value of the reporting unit exceeds its carrying value by greater than 10%, a sufficient safety margin has been realized.
Identifiable Indefinite-Lived Intangible Assets
Identifiable indefinite-lived intangible assets are tested annually for impairment as of August 31st and at any time upon the occurrence of certain events or substantive changes in circumstances. The following table sets forth the amount of identifiable indefinite-lived intangible assets reported in the Company’s condensed combined balance sheet as of March 31, 2023:

March 31, 2023
Trademarks	$61,881
Photographic related rights	1,920
Total indefinite-lived intangibles	$63,801
The Company has the option to perform a qualitative assessment to determine if an impairment is more likely than not to have occurred. In the qualitative assessment, the Company must evaluate the totality of qualitative factors, including any recent fair value measurements, that impact whether an indefinite-lived intangible asset other than goodwill has a carrying amount that more likely than not exceeds its fair value. The Company must proceed to conducting a quantitative analysis, if the Company (i) determines that such an impairment is more likely than not to exist, or (ii) forgoes the qualitative assessment entirely. Under the quantitative assessment, the impairment test for identifiable indefinite-lived intangible assets consists of a comparison of the estimated fair value of the intangible asset with its carrying value. If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. For all periods presented, the Company elected to perform the qualitative assessment of impairment for the photographic related rights and the trademarks. These assessments considered the events and circumstances that could affect the significant inputs used to determine the fair values of the intangible assets. Examples of such events and circumstances include:

•cost factors;
•financial performance;
•legal, regulatory, contractual, business or other factors;
•other relevant company-specific factors such as changes in management, strategy or customers;
•industry and market considerations; and
•macroeconomic conditions.
During the first quarter of Fiscal Year 2023, the Company performed its most recent annual impairment test of identifiable indefinite-lived intangible assets and determined that there were no impairments identified. Based on these impairment tests, the Company’s indefinite-lived intangible assets had sufficient safety margins, representing the excess of each identifiable indefinite-lived intangible asset’s estimated fair value over its respective carrying value. The Company believes that if the fair value of an indefinite-lived intangible asset exceeds its carrying value by greater than 10%, a sufficient safety margin has been realized.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Potential Interest Rate Risk Exposure
The Company, through its subsidiary, MSG National Properties, is subject to potential interest rate risk exposure related to borrowings incurred under its credit facilities. Changes in interest rates may increase interest expense payments with respect to any borrowings incurred under these credit facilities. The effect of a hypothetical 200 basis point increase in floating interest rate prevailing as of March 31, 2023 and continuing for a full year would increase the Company’s interest expense on the outstanding amounts under the credit facilities by $13,464.
Defined Benefit Pension Plans and Other Postretirement Benefit Plans Risk Exposure
Sphere Entertainment sponsors several pension, savings and postretirement benefit plans including the defined benefit pension plans (“Pension Plans”), postretirement benefit plan (“Postretirement Plan”), The Madison Square Garden 401(k) Savings Plan and the MSG Entertainment Group, LLC Excess Savings Plan (collectively, the “Savings Plans”), and The Madison Square Garden 401(k) Union Plan (the “Union Savings Plan”). Certain of these Pension Plans and the Postretirement Plan, such as the Cash Balance Plan and Excess Plans, historically included participants of the Company as well as Sphere Entertainment and MSG Sports (“Shared Plans”). Other plans, such as the Union Plan, only included participants of the Company and not of MSG Sports and Sphere Entertainment (“Direct Plan”). See Note 15. Pension Plans and Other Postretirement Benefit Plans, included in the Company’s Audited Combined Annual Financial Statements for more information regarding these plans.
For the historical periods, Sphere Entertainment was the legal sponsor of the Pension Plans and Postretirement Plan. For purposes of the condensed combined financial statements, it was determined that these plans’ assets and liabilities were attributable to the Company. Therefore, the condensed combined financial statements reflect the full impact of the Shared Plans and the Direct Plan on both the condensed combined statements of operations and condensed combined balance sheets. The pension expense and liabilities related to employees of other Sphere Entertainment businesses participating in the Shared Pension Plans and Postretirement Plan were immaterial for the three and nine months ended March 31, 2023 and 2022.
The Company utilizes actuarial methods to calculate pension and other postretirement benefit obligations and the related net periodic benefit cost which are based on actuarial assumptions. Key assumptions, the discount rates and the expected long-term rate of return on plan assets, are important elements of the plans’ expense and liability measurement and we evaluate these key assumptions annually. Other assumptions include demographic factors, such as mortality, retirement age and turnover. The actuarial assumptions used by the Company may differ materially from actual results due to various factors, including, but not limited to, changing economic and market conditions. Differences between actual and expected occurrences could significantly impact the actual amount of net periodic benefit cost and the benefit obligation recorded by the Company. Material changes in the costs of the plans may occur in the future due to changes in these assumptions, changes in the number of the plan participants, changes in the level of benefits provided, changes in asset levels and changes in legislation. Our assumptions reflect our historical experience and our best estimate regarding future expectations.
Accumulated and projected benefit obligations reflect the present value of future cash payments for benefits. We use the Willis Towers Watson U.S. Rate Link: 40-90 Discount Rate Model (which is developed by examining the yields on selected highly rated corporate bonds) to discount these benefit payments on a plan by plan basis, to select a rate at which we believe each plan’s benefits could be effectively settled. Additionally, the Company measures service and interest costs by applying the specific spot rates along that yield curve to the plans’ liability cash flows (“Spot Rate Approach”). The Company believes the

Spot Rate Approach provides a more accurate measurement of service and interest costs by improving the correlation between projected benefit cash flows and their corresponding spot rates on the yield curve.
Lower discount rates increase the present value of benefit obligations and will usually increase the subsequent year’s net periodic benefit cost. The weighted-average discount rates used to determine benefit obligations as of June 30, 2022 for the Pension Plans and Postretirement Plan were 4.86% and 4.62%, respectively. A 25 basis point decrease in each of these assumed discount rates would increase the projected benefit obligations for the Pension Plans and Postretirement Plan at June 30, 2022 by $3,660 and $30, respectively.
The weighted-average discount rates used to determine service cost, interest cost and the projected benefit obligation components of net periodic benefit cost were 3.11%, 1.92% and 2.87%, respectively, for Fiscal Year 2022 for the Pension Plans. The weighted-average discount rates used to determine service cost, interest cost and the projected benefit obligation components of net periodic benefit cost were 2.65%, 1.51% and 2.17%, respectively, for Fiscal Year 2022 for the Postretirement Plan. A 25 basis point decrease in these assumed discount rates would increase the total net periodic benefit cost for the Pension Plans by $30 and would result in no impact to the net periodic benefit cost for the Postretirement Plan for Fiscal Year 2022.
The expected long-term return on plan assets is based on a periodic review and modeling of the plans’ asset allocation structures over a long-term horizon. Expectations of returns for each asset class are the most important of the assumptions used in the review and modeling, and are based on comprehensive reviews of historical data, forward-looking economic outlook, and economic/financial market theory. The expected long-term rate of return was selected from within the reasonable range of rates determined by (a) historical real returns, net of inflation, for the asset classes covered by the investment policy, and (b) projections of inflation over the long-term period during which benefits are payable to plan participants. The weighted average expected long-term rate of return on plan assets for Sphere Entertainment’s funded pension plans was 4.94% for Fiscal Year 2022.
Performance of the capital markets affects the value of assets that are held in trust to satisfy future obligations under the funded plans. Adverse market performance in the future could result in lower rates of return for these assets than projected by the Company which could increase the Company’s funding requirements related to these plans, as well as negatively affect the Company’s operating results by increasing the net periodic benefit cost. A 25 basis point decrease in the long-term return on pension plan assets assumption would increase net periodic pension benefit cost by $350 for Fiscal Year 2022.
Item 4. Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of March 31, 2023.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the fiscal quarter ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings

The Company is a defendant in various lawsuits. Although the outcome of these lawsuits cannot be predicted with certainty (including the extent of available insurance, if any), management does not believe that resolution of these lawsuits will have a material adverse effect on the Company.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
As of March 31, 2023, the Company has the ability to repurchase up to $250 million of the Company’s Class A Common Stock under the Class A Common Stock share repurchase program authorized by the Company’s Board of Directors on March 29, 2023. Under the authorization, shares of Class A Common Stock may be purchased from time to time in open market or private transactions, block trades or such other manner as the Company may determine (including through repayment by Sphere Entertainment of the DDTL Facility with shares of the Company’s Class A Common Stock) in accordance with applicable insider trading and other securities laws and regulations. The timing and amount of purchases will depend on market conditions and other factors. No shares have been repurchased to date.

Item 6. Exhibits

(a) Index to Exhibits

EXHIBIT NO.	DESCRIPTION
2.1
Distribution Agreement, dated as of March 29, 2023, between Sphere Entertainment Co. (formerly Madison Square Garden Entertainment Corp.) and Madison Square Garden Entertainment Corp. (formerly MSGE Spinco Inc.) (incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement on Form 10 (file No. 001-41627) filed on March 30, 2023).

2.2
Contribution Agreement, dated as of March 29, 2023, between Sphere Entertainment Co. (formerly Madison Square Garden Entertainment Corp.), Sphere Entertainment Group, LLC (formerly MSG Entertainment Group, LLC) and Madison Square Garden Entertainment Corp. (formerly MSGE Spinco Inc.) (incorporated by reference to Exhibit 2.2 to the Company’s Registration Statement on Form 10 (file No. 001-41627) filed on March 30, 2023).

3.1
Second Amended and Restated Certificate of Incorporation of Madison Square Garden Entertainment Corp. (formerly MSGE Spinco, Inc.), dated April 20, 2023 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 24, 2023).

3.2
Amended By-Laws of Madison Square Garden Entertainment Corp. (formerly MSGE Spinco, Inc.), dated April 20, 2023 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on April 24, 2023).

4.1
Shareholder’s and Registration Rights Agreement, dated March 29, 2023, between Sphere Entertainment Co. (formerly Madison Square Garden Entertainment Corp.) and Madison Square Garden Entertainment Corp. (formerly MSGE Spinco, Inc.) (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form 10 (file No. 001-41627) filed on March 30, 2023).

10.1
Transition Services Agreement, dated as of March 29, 2023, between Sphere Entertainment Co. (formerly Madison Square Garden Entertainment Corp.) and Madison Square Garden Entertainment Corp. (formerly MSGE Spinco, Inc.) (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form 10 (file No. 001-41627) filed on March 30, 2023).

10.2
Tax Disaffiliation Agreement, dated as of March 29, 2023, between Sphere Entertainment Co. (formerly Madison Square Garden Entertainment Corp.) and Madison Square Garden Entertainment Corp. (formerly MSGE Spinco, Inc.) (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form 10 (file No. 001-41627) filed on March 30, 2023).

10.3
Employee Matters Agreement, dated March 29, 2023, between Sphere Entertainment Co. (formerly Madison Square Garden Entertainment Corp.) and Madison Square Garden Entertainment Corp. (formerly MSGE Spinco, Inc.) (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form 10 (file No. 001-41627) filed on March 30, 2023).

10.4
Standstill Agreement, dated March 31, 2023, between Madison Square Garden Entertainment Corp. (formerly MSGE Spinco, Inc.) and The Dolan Family Group (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on April 24, 2023).

10.5	Form of Madison Square Garden Entertainment Corp. (formerly MSGE Spinco, Inc.) Restricted Stock Units Agreement. †
10.6	Form of Madison Square Garden Entertainment Corp. (formerly MSGE Spinco, Inc.) Performance Restricted Stock Units Agreement. †
10.7	Form of Madison Square Garden Entertainment Corp. (formerly MSGE Spinco, Inc.) Option Agreement. †
10.8	Form of Madison Square Garden Entertainment Corp. (formerly MSGE Spinco, Inc.) Performance Option Agreement. †
10.9	Form of Madison Square Garden Entertainment Corp. (formerly MSGE Spinco, Inc.) Restricted Stock Units Agreement in respect of Sphere Entertainment Co. Restricted Stock Units. †
10.10	Form of Madison Square Garden Entertainment Corp. (formerly MSGE Spinco, Inc.) Option Agreement in respect of Sphere Entertainment Co. Options. †
10.11	Form of Madison Square Garden Entertainment Corp. (formerly MSGE Spinco, Inc.) Performance Restricted Stock Units in respect of Sphere Entertainment Co. Performance Restricted Stock Units. †
31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from Madison Square Garden Entertainment Corp. (formerly MSGE Spinco, Inc.) Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of operations, (iii) condensed consolidated statements of comprehensive loss, (iv) condensed consolidated statements of cash flows, (v) condensed consolidated statements of equity and redeemable noncontrolling interests, and (vi) notes to condensed consolidated financial statements.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 formatted in Inline XBRL and contained in Exhibit 101.
_________________
†    This exhibit is a management contract or a compensatory plan or arrangement.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 18th day of May 2023.

Madison Square Garden Entertainment Corp.

By:	/S/ DAVID F. BYRNES
	Name:	David F. Byrnes
	Title:	Executive Vice President and Chief Financial Officer