Form 10-K
period 2023-06-30
Madison Square Garden Entertainment Corp.
filed 2023-08-18
CIK 1952073

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2023
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to _____________
Commission File Number: 001-41627
MADISON SQUARE GARDEN ENTERTAINMENT CORP.
(Exact name of registrant as specified in its charter)

Delaware	92-0318813
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Two Penn Plaza,	New York,	NY	10121
(Address of principal executive offices)			(Zip Code)

Registrant’s telephone number, including area code: (212) 465-6000
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock	MSGE	New York Stock Exchange
Securities registered pursuant to section 12(g) of the Act: None.
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☑ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☑	Smaller reporting company	☐
		Emerging growth company	☑
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☑
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of December 31, 2022, the registrant’s common stock was not publicly traded.
Number of shares of common stock outstanding as of July 31, 2023:

Class A Common Stock par value $0.01 per share	—	44,184,227
Class B Common Stock par value $0.01 per share	—	6,866,754
Documents incorporated by reference — Certain information required for Part III of this report is incorporated herein by reference to the proxy statement for the 2023 annual meeting of the Company’s stockholders, expected to be filed within 120 days after the close of our fiscal year.

PART I
Item 1. Business
Madison Square Garden Entertainment Corp., formerly MSGE Spinco, Inc., is a Delaware corporation with its principal executive offices at Two Pennsylvania Plaza, New York, NY, 10121. Unless the context otherwise requires, all references to “we,” “us,” “our,” “MSG Entertainment” or the “Company” refer collectively to Madison Square Garden Entertainment Corp., a holding company, and its direct and indirect subsidiaries. We conduct substantially all of our business activities discussed in this Annual Report on Form 10-K through MSG Entertainment Holdings, LLC and its direct and indirect subsidiaries.
The Company was incorporated on September 15, 2022 as a direct, wholly-owned subsidiary of Sphere Entertainment Co. (“Sphere Entertainment”), formerly known as Madison Square Garden Entertainment Corp. On March 29, 2023, Sphere Entertainment’s board of directors approved the distribution of approximately 67% of the outstanding common stock of the Company to its stockholders (the “MSGE Distribution”), with Sphere Entertainment retaining approximately 33% of the outstanding common stock of MSG Entertainment (in the form of Class A common stock) immediately following the Distribution, which occurred on April 20, 2023 (the “MSGE Distribution Date”). The Company owns the traditional live entertainment business previously owned and operated by Sphere Entertainment through its Entertainment business segment, excluding the Sphere business (which was retained by Sphere Entertainment after the MSGE Distribution Date). As of August 9, 2023, Sphere Entertainment owned approximately 17% of the outstanding common stock of the Company (in the form of Class A common stock).
All financial statement amounts prior to April 21, 2023 are presented on a carve-out basis as the financial information prior to the MSGE Distribution Date was prepared on a standalone basis derived from the consolidated financial statements and accounting records of Sphere Entertainment.
The Company reports on a fiscal year basis ending on June 30th. In this annual report on Form 10-K, the fiscal years ended on June 30, 2023, 2022 and 2021 are referred to as “Fiscal Year 2023,” “Fiscal Year 2022” and “Fiscal Year 2021”, respectively, and the fiscal year ending June 30, 2024 is referred to as “Fiscal Year 2024.”
Overview
MSG Entertainment is a leader in live entertainment experiences, comprised of iconic venues and marquee entertainment content. Utilizing the Company’s powerful brands and live entertainment expertise, the Company delivers unique experiences that set the standard for excellence and innovation while forging deep connections with diverse and passionate audiences. As of June 30, 2023, we managed our business through one reportable segment.
Our company includes (i) our portfolio of venues: Madison Square Garden (“The Garden”), The Theater at Madison Square Garden, Radio City Music Hall, the Beacon Theatre, and The Chicago Theatre, (ii) the original production, the Christmas Spectacular Starring the Radio City Rockettes (“Christmas Spectacular”), and (iii) our entertainment and sports bookings business, which showcases a broad array of compelling concerts, family shows and special events, as well as a diverse mix of sporting events, for millions of guests annually.
Impact of the COVID-19 Pandemic on Our Business
The Company’s operations and operating results were not materially impacted by the COVID-19 pandemic during Fiscal Year 2023, as compared to Fiscal Year 2022, which was materially impacted by fewer ticketed events at our venues in the first half of Fiscal Year 2022 due to the lead-time required to book touring acts and artists and the postponement or cancellation of select bookings at our venues (including the partial cancellation of the 2021 production of the Christmas Spectacular) during the second and third quarters of the Fiscal Year 2022.
It is unclear to what extent COVID-19, including variants thereof, or another pandemic or public health emergency, could result in new government- or league-mandated capacity or other restrictions, vaccination/mask requirements, or impact the use of and/or demand for our venues and our sponsorship and advertising assets, deter our employees and vendors from working at our venues (which may lead to difficulties in staffing) or otherwise materially impact our operations. For more information about the risks to the Company as a result of the COVID-19 pandemic and its impact on our operating results, see “Item 1.A Risk Factors” included elsewhere in this Form 10-K for further details.
Our Strengths
•Strong position in live entertainment through:
▪A portfolio of world-renowned venues; and

▪Marquee live entertainment brands and content;
•Significant presence in New York, the leading live entertainment market;
•Deep industry relationships that drive top-tier performers and a wide variety of events to the Company’s venues;
•Proven track record of delivering significant value for partners through innovative sponsorships and premium hospitality;
•Reputation for world-class customer experience driven by decades of expertise in sales and marketing, and venue operations;
•Expertise in utilizing data to drive decisions to maximize revenue and the experience of our guests;
•Long-term agreements to host home games at The Garden for two of the most recognized franchises in professional sports — the New York Knicks (the “Knicks”) and the New York Rangers (the “Rangers”); and
•A strong and seasoned management team.
Our Strategy
Our strategy is to create world-class live experiences for our guests and partners by leveraging (i) our Company’s unique portfolio of live entertainment assets and brands; (ii) our expertise in venue management, bookings and productions, sponsorship, ticketing, marketing and premium hospitality and content development; (iii) our deep relationships across the entertainment and sports industries; and (iv) our strong connection with diverse and passionate audiences. We believe this strategy will enable us to generate long-term value creation for our stockholders.
Key components of our strategy include:
•Enhancing the live entertainment experience for our customers. We use the strength of our venues, expertise and relationships to attract top talent and deliver unforgettable experiences for our guests. We have a track record of designing world-class facilities with top-quality amenities, including our renovations of The Garden, Radio City Music Hall, and the Beacon Theatre. We also continue to explore new ways to use technology to improve the guest experience. From the way our customers buy food, beverage and merchandise, to how we market and process their tickets, to utilizing next-generation audio technology in our venues, we strive to give our customers the best experience in the industry. We believe this approach will enable us to drive improvements in per-event revenue and profitability at our venues and help create a seamless and memorable guest experience that will help drive repeat visitation to our venues.
•Increasing the utilization of our venues. Part of what drives our success is our “artist first” approach. Through dedicated artist areas and top-tier service, our talent-friendly environment not only attracts artists to our venues, but also brings them back for repeat performances. Another part of this approach is how we use our diverse collection of venues. With seating capacities and configurations that range from 2,800 to 21,000, our venue portfolio enables us to shepherd artists through the growth in their careers, helping us develop deeper industry relationships. We will continue to use this “artist first” approach to attract the industry’s top talent with the goal of increasing utilization across all our venues through more multi-night concerts, as well as more marquee special events. We also plan to continue exploring opportunities for new events that would be unique to our venues, including high-profile residencies that would help build our base of events.
•Delivering unrivaled marketing exposure for our partners. Our assets are highly sought after by companies that value the popularity of our venues and entertainment brands. Our value proposition is further strengthened by our sponsorship sales representation agreement with Madison Square Garden Sports Corp. (“MSG Sports”) which enables us to deliver broad-based marketing platforms that combine our assets with MSG Sports’ professional sports brands. We plan to continue utilizing this integrated approach to both renew and extend our relationships with existing partners, as well as to form partnerships with leading companies in emerging industries and in industry verticals where we are currently under penetrated. We also offer our partners expanded reach through outdoor signage around the Madison Square Garden Complex (as defined below) and Pennsylvania Station (“Penn Station”), a major commuter hub in Manhattan. We plan to selectively explore additional opportunities to grow our external signage portfolio which could increase our existing marketing partnerships packages as well as attract new partners.
•Offering best-in-class premium hospitality products. The Company offers a wide array of premium corporate hospitality offerings that cater to a variety of audiences. For example, The Garden has a range of suite and club products, including 21 Event Level suites, 58 Lexus Level suites, 18 Infosys Level suites, the Caesars Sportsbook Lounge, Suite Sixteen, Chase Lounge, and the HUB Loft. These suites and clubs — which provide exclusive private spaces, first-class amenities and some of the best seats in The Garden — are primarily licensed to corporate customers with the majority being multi-year agreements with annual escalators. Through our long-term arena license agreements (the “Arena License Agreements”) with MSG Sports, we also offer suite holders access to MSG Sports’ premium live sporting events. We believe the strength of our product and content offerings, along with the continued importance of corporate hospitality to our partners, position us well with regard to ongoing renewal and new sales activity. We also plan to explore enhancing and expanding our premium hospitality offerings, which would create new monetization opportunities for the Company.
•Understanding our customers. We continue to forge direct relationships with customers and fans, with a focus on understanding how consumers interact with every aspect of the Company. A key component of this strategy is our large and growing proprietary database of millions of customers. The data we collect from our venues and digital products provides the Company with significant insights into our customers, including who is utilizing our digital assets and attending events at our venues. In addition to providing value for our marketing partners, these insights are leveraged to help drive revenue and engagement across our assets, providing us with an opportunity to tailor offerings and cross-promote our products and services, introducing customers to our wide range of assets and brands. We also plan to increasingly use data to proactively identify potential bookings for our venues.
Our Business
Our Company delivers unforgettable live experiences — all in extraordinary settings, with a substantial presence in the New York market. This creates significant demand for our brands by a wide selection of artists, sporting events, premier companies and the public. With a foundation of iconic venues, our Company has a proven ability to leverage the strength of our industry relationships, marketing assets, customer database and live event expertise to create compelling performance, promotion and distribution opportunities for artists, events and productions.
Specifically, the Company produces, presents and hosts a variety of live entertainment events, such as concerts, sporting events, family shows, performing arts events, special events and the wholly-owned Christmas Spectacular production which features the world-famous Radio City Rockettes (the “Rockettes”). In addition, the Company hosts two of the most recognized franchises in professional sports — the NBA’s Knicks and the NHL’s Rangers. These live events are held at the Company’s venues: The Garden, The Theater at Madison Square Garden, Radio City Music Hall, the Beacon Theatre, and The Chicago Theatre. With seating capacities and configurations that range from 2,800 to 21,000, our diverse collection of venues enables us to showcase a multitude of acts and events that cover a wide spectrum of genres to diverse audiences. In Fiscal Year 2023, we had approximately 900 live events and hosted over 5 million guests.
Prior to December 2, 2022, the Company also owned a controlling interest in Boston Calling Events, LLC (“BCE”), the entertainment production company that owns and operates the Boston Calling Music Festival. The Company disposed of its controlling interest in BCE in Fiscal Year 2023.
Our Bookings Business
Since July 1, 2014, our bookings revenues have grown at a mid-single digit compound annual growth rate.
Live Entertainment
Our Company is an established industry leader that books a wide variety of live entertainment events in our venues, which perennially include some of the biggest names in music and entertainment. Over the last several years, our venues have been key destinations for artists such as the Eagles, U2, Foo Fighters, Paul McCartney, Drake, Bruno Mars, Justin Bieber, Harry Styles, Dead and Company, Phish, Fleetwood Mac, Kacey Musgraves, Eric Clapton, Andrea Bocelli, John Mayer, Jennifer Lopez, Carrie Underwood, Justin Timberlake, P!nk, Chris Stapleton, Radiohead, Barbra Streisand, Olivia Rodrigo, Ariana Grande, Sebastian Maniscalco, Trevor Noah, John Mulaney and Dave Chappelle.
In addition, we have successfully developed new ways to increase the utilization of our venues, while creating unique experiences for artists and fans with our various residencies — including The Garden’s first music franchise: Billy Joel at The Garden. This extraordinary residency is at a historic 92 performances and counting since it began in January 2014, bringing Billy Joel’s lifetime performances at The World’s Most Famous Arena to 138 (through July 2023). Billy Joel's historic residency at The Garden will conclude in July 2024 with his 150th lifetime performance. The Company’s other residencies include Jerry Seinfeld at the Beacon Theatre, the most by any comedian at the historic venue. The Company has also in recent years successfully created other unique bookings and residencies across its portfolio of venues, including the multi-year, dual-city residency of Tedeschi Trucks Band at both the Beacon Theatre and The Chicago Theatre, as well as Dave Chappelle at

Radio City Music Hall, Phish’s 13-night “Baker’s Dozen” run at The Garden, Ali Wong at the Beacon Theatre, Josh Groban’s “Great Big Radio City Show,” Trey Anastasio’s eight-week virtual residency at the Beacon Theatre — a first for the Company — and Harry Styles’ 15-night run at The Garden.

Our venues also attract family shows and theatrical productions, which have included: ‘Twas the Night Before… by Cirque du Soleil at both The Chicago Theatre and The Theater at Madison Square Garden, as well as Paw Patrol Live! and Sesame Street Live!. Other significant events that have taken place at our venues include the Tony Awards, the MTV Video Music Awards, New York Comic Con, Tribeca Festival events and the final season premieres of both HBO’s Game of Thrones and STARZ’s POWER. We have also hosted appearances by luminaries such as His Holiness Pope Francis, His Holiness the Dalai Lama and the Prime Minister of India, Narendra Modi, along with graduations, television upfronts, product launches and film premieres.
Although we primarily license our venues to third-party promoters for a fee, we also promote or co-promote shows. If we serve as promoters or co-promoters of a show, we have economic risk relating to the event.
Sports
MSG Sports’ professional sports teams, the Knicks and the Rangers, are two of the most recognized franchises in sports, with passionate, multigenerational fanbases. The Company has long-term Arena License Agreements with MSG Sports that require the Knicks and the Rangers to play their home games at The Garden, allowing us to continue hosting their long-time fans at The World’s Most Famous Arena.
Our Company also promotes, produces and/or presents a broad array of other live sporting events, including professional boxing, college basketball, college hockey, professional bull riding, mixed martial arts, esports and wrestling. Many of these events are among the most popular in our history and are perennial highlights on our annual calendar, as well as some of The Garden’s longest-running associations.
Professional boxing has had a long history with The Garden. The Garden famously hosted Muhammad Ali and Joe Frazier’s 1971 “Fight of the Century,” considered among the greatest sporting events in modern history, as well as numerous other boxing greats, including: Joe Louis, Rocky Marciano, Sugar Ray Robinson, Willie Pep, Emile Griffith, George Foreman, Roberto Duran, Oscar De La Hoya, Sugar Ray Leonard, Lennox Lewis, Roy Jones, Jr., Mike Tyson, Evander Holyfield, Miguel Cotto and Wladimir Klitschko. In recent years, boxing’s top fighters have called The Garden home, including two-division world champion Teofimo Lopez, former three-weight division champion Vasiliy Lomachenko, former unified middleweight champion Gennadiy Golovkin and boxing superstar Canelo Alvarez. In Fiscal Year 2022, for the first-time in The Garden’s history, two women headlined a boxing event when Katie Taylor faced off against Amanda Serrano in front of a sold-out crowd for the undisputed lightweight championship of the world.
Since the return of professional mixed martial arts in New York State in 2016, The Garden regularly hosts top UFC events, including UFC 205 featuring Connor McGregor and Eddie Alvarez, as well as the Professional Fighters League, which has held events at The Theater at Madison Square Garden, including its inaugural World Championships.
College sports have been a mainstay at The Garden for decades, with college basketball being featured at The World’s Most Famous Arena for nearly 90 years. The Garden hosted the annual Big East Tournament in March 2023 for the 41st straight year. It is the longest-running conference tournament at one site in all of college basketball and will celebrate its 42nd anniversary at The Garden in March 2024. In addition, St. John’s University has called The Garden its “home away from home” for decades. The Garden also continues to build its college hockey tradition, with a popular biennial event featuring Cornell University vs. Boston University, as well as recent visits from top national teams such as Boston College, North Dakota, Harvard, Yale, Michigan and Minnesota.
For the first time in venue history, the Madison Square Garden Complex hosted professional darts when the US Darts Masters and the North American Championship took place at The Theater at Madison Square Garden in 2022, which also marked the first time a professional darts championship was held in New York City. After the successful inaugural year, the event returned to The Theater at Madison Square Garden in 2023.
Other world-class sporting events have included the NBA All-Star Game in 2015, and the NCAA Division I Men’s Basketball East Regional Finals, which The Garden hosted in 2014, 2017 and 2023.
Our Productions
One of the Company’s core properties, the Christmas Spectacular — which runs exclusively at Radio City Music Hall and features the world-famous Rockettes — has been performed at the Radio City Music Hall since 1933. This production has become a tradition for many, creating a holiday touchstone that generations of fans want to return to, time and again. The show’s enduring popularity is driven by the incomparable Rockettes, the longest-running precision dance company in America, admired for their iconic style of dance, talent and athleticism, as well as their unity both on and off the stage.
In Fiscal Year 2023, the production returned for its 89th year — selling approximately 930,000 tickets across 181 performances and serving as a source of joy and inspiration for fans of all ages. Average per-show revenue was up approximately 30% year-over-year and up over 10% compared to Fiscal Year 2020, our last year before the pandemic. The Rockettes perform in nine numbers throughout the 90-minute production — with more technically complex and different styles of dance than ever before.
We acquired the rights to the Christmas Spectacular in 1997, and those rights are separate from, and do not depend on the continuation of, our lease of Radio City Music Hall. We also hold rights to the Rockettes brand in the same manner. We lease Radio City Music Hall pursuant to a long-term lease agreement. See “Our Venues — Radio City Music Hall.”
The Company believes it has a significant and unique asset in the Rockettes and continues to strengthen and broaden the Rockettes brand by targeting the most prominent and effective vehicles that elevate their visibility and underscore their reputation as beloved American cultural icons. The Rockettes have appeared or performed at high-profile events and award shows, including Presidential Inaugurations, Macy’s Thanksgiving Day Parade, Macy’s 4th of July Fireworks event, the Rockefeller Center Tree Lighting, New Year’s Eve Times Square Ball Drop, Tony Awards, MTV Video Music Awards, World Pride events, and television shows and holiday specials (Saturday Night Live, America’s Got Talent, Project Runway, The Kacey Musgraves Christmas Show, The Today Show, Live with Kelly and Mark and The Tonight Show Starring Jimmy Fallon), among many others. In November 2022, the Rockettes were featured in Hallmark Channel’s movie, “A Holiday Spectacular,” which was shot in part on location at Radio City Music Hall and debuted as part of the network’s Countdown to Christmas programming.
We continue to pursue opportunities to generate greater brand awareness, including through television and public appearances and dance education offerings. We are also committed to ensuring that the best dancers from all backgrounds, cultures, races, religions and ethnicities can become Rockettes, and are actively strengthening our relationships within the dance community, expanding where we hold auditions and scouting sessions, and eliminating financial barriers to entry, including for Rockettes Conservatory, our dancer development program. Rockettes Conservatory is an invite-only, week-long intensive training program held at Radio City Music Hall and offered at no cost to participants. The program was designed as an investment in promising dancers’ futures, and in addition to becoming an inclusive talent pipeline for future Rockettes, conservatory ensures the dance company continues to evolve by attracting the best dancers. The dance company continues to foster relationships with diverse dance organizations, including Dance Theatre of Harlem, Harlem School of the Arts, The Ailey School, International Association of Blacks in Dance and The Chloé and Maud Foundation, to provide program support, introduce staff and students to the unique world of precision dance and actively engage with dancers for Rockettes Conservatory.
The charts below show the paid attendance and total revenue for the Christmas Spectacular from fiscal year 2018 through fiscal year 2023.
1Fiscal Year 2021 production cancelled due to the impact of COVID-19 and Fiscal Year 2022 production run ended early due to Omicron COVID-19 variant.

Our Venues
The Company operates a mix of iconic venues that continue to build on their historic prominence as destinations for unforgettable experiences and events.
We own or operate under long-term leases a total of five venues in New York City and Chicago. These venues are: The Garden, The Theater at Madison Square Garden, Radio City Music Hall, and the Beacon Theatre in New York City; and The Chicago Theatre.
The Garden
The Garden has been a celebrated center of New York life since it first opened its doors in 1879. Over its 143-year history, there have been four Garden buildings, each known for showcasing the best of the era’s live sports and entertainment offerings. We believe that The Garden has come to epitomize the power and passion of live sports and entertainment to people around the world, with an appearance at The Garden often representing a pinnacle of an athlete’s or performer’s career. Known as “The World’s Most Famous Arena,” The Garden has been the site of some of the most memorable events in sports and entertainment, and together with The Theater at Madison Square Garden, has hosted hundreds of events and millions of visitors each year. In 2009, Billboard magazine ranked The Garden the number-one venue of the decade in its respective class based upon gross ticket sales. Music industry subscribers to the trade magazine Pollstar have voted The Garden “Arena of the Year” 23 times since the inception of the awards in 1989. The Garden also regularly ranks as the highest-grossing entertainment venue of its size in the world based on Billboard magazine’s mid-year and year-end rankings. The venue was ranked number one worldwide four times in the last five years for venues with a capacity over 15,001, including in calendar year 2022, according to Billboard’s year-end rankings.
Over The Garden’s history, it has been the setting for countless “big events,” inspired performances and one-of-a-kind moments that have helped define sports, entertainment and culture. Highlights include “The Fight of the Century” between Muhammad Ali and Joe Frazier in 1971, the 1970 Knicks’ NBA Championship, the Rangers’ 1994 Stanley Cup Championship, three Democratic National Conventions and one Republican National Convention, Marilyn Monroe’s famous birthday serenade to President John F. Kennedy, Frank Sinatra’s “Main Event” concert in 1974, the only U.S. concerts from the reunited Cream, the 25th Anniversary Rock and Roll Hall of Fame concerts, the 60th Annual Grammy Awards, and Billy Joel’s record-breaking 138 total performances at The Garden (through July 2023). In September 2015, His Holiness Pope Francis celebrated Mass at The Garden as part of his successful U.S. visit, which marked the first time a current pope has visited The Garden since Pope John Paul II in 1979. The Garden has also hosted four prominent benefit concerts, which galvanized the public to respond to national and global crises, including the first of its kind, “The Concert for Bangladesh” in 1972, as well as “The Concert for New York City,” following the events of 9/11; “From the Big Apple to the Big Easy,” held after Hurricane Katrina in 2005; and “12-12-12, The Concert for Sandy Relief” in 2012. In February 2020, To Kill a Mockingbird became the first-ever Broadway play to perform at The Garden with an entirely free performance for 18,000 New York City public school students. The Garden also continues to be home to two of MSG Sports’ professional sports franchises — the Knicks and Rangers.
The current Madison Square Garden complex, located between 31st and 33rd Streets and Seventh and Eighth Avenues on Manhattan’s West Side (the “Madison Square Garden Complex”), opened on February 11, 1968 with a salute to the United Service Organizations hosted by Bob Hope and Bing Crosby. From a structural standpoint, the construction of the current Garden was considered an engineering wonder for its time, including its famous circular shape and unique, cable supported ceiling, which contributes to its intimate feel. It was the first large structure built over an active railroad track. The builder, R.E. McKee, had a national reputation and was later recognized as a “Master Builder” by the construction industry. Architect Charles Luckman had one of the largest firms in the country and designed such buildings as the Prudential Tower in Boston, NASA’s flight center in Houston and the Forum in Inglewood, CA.
Following a three-year, top-to-bottom renovation, in October 2013, The Garden was fully transformed, featuring improved sightlines, additional entertainment and dining options, new concourses, upgraded hospitality areas, new technology, unique historic exhibits, and a completely transformed interior, where the intimacy of the arena bowl and The Garden’s world-famous ceiling were maintained. Focused on the total fan experience, the renovation was designed to benefit everyone in attendance, whether first-time visitors, season ticket subscribers, athletes, artists, suite holders or marketing partners. The Garden’s transformation ensured that attending an event at “The World’s Most Famous Arena” remained unlike anywhere else.
We own the Madison Square Garden Complex, the platform on which it is built and development rights (including air rights) above our property. Madison Square Garden sits atop Penn Station, a major commuter hub in Manhattan, which is owned by the National Railroad Passenger Corporation (Amtrak). While the development rights we own would permit us to expand in the future, any such use of development rights would require various approvals from the City of New York. The Garden seats up to approximately 21,000 spectators for entertainment and sporting events and, along with The Theater at Madison Square Garden, contains approximately 1,100,000 square feet of floor space over 11 levels.
The Theater at Madison Square Garden
The Theater at Madison Square Garden, which has approximately 5,600 seats, opened as part of the fourth Madison Square Garden Complex in 1968. Since then, some of the biggest names in live entertainment have performed at The Theater at Madison Square Garden, including The Who, Diana Ross, Elton John, James Taylor, Mary J. Blige, Pentatonix, John Legend, Karol G, Ellie Goulding, Chris Rock, Neil Young, Bill Maher, Jerry Seinfeld, Tyler, the Creator, J Balvin, Ricky Gervais, Nicky Jam, Aziz Ansari, Alejandro Sanz, Bert Kreischer and Van Morrison. The Theater at Madison Square Garden has also been the site for several boxing events including the inaugural World Championships of the Professional Fighters League as well as the NBA and NFL Drafts. In addition, it has hosted various product launches, upfronts, award shows, and other special events such as Wheel of Fortune and audition shows for America’s Got Talent, as well as a variety of theatrical productions and family shows, including ’Twas the Night Before… by Cirque du Soleil, A Christmas Story, Elf The Musical, Paw Patrol Live! and Sesame Street Live!.

Radio City Music Hall
Radio City Music Hall has a rich history as a national theatrical and cultural mecca since it was first built by theatrical impresario S.L. “Roxy” Rothafel in 1932. Known as “The Showplace of the Nation,” it was the first building in the Rockefeller Center complex and, at the time, the largest indoor theater in the world. Radio City Music Hall, a venue with approximately 6,000 seats, hosts concerts, family shows and special events, and is home to the Christmas Spectacular. See “— Our Productions.” Over its history, entertainers who have graced the Great Stage include: Aretha Franklin, Lady Gaga, Brian Wilson, Harry Styles, Diana Ross, Lizzo, Olivia Rodrigo, Josh Groban, Mariah Carey, Lorde, Nine Inch Nails, Trey Anastasio, Khalid, Christina Aguilera, Britney Spears, The Weeknd, Tony Bennett, Hasan Minhaj, Billie Eilish, Sebastian Maniscalco, Jim Gaffigan, David Gilmour and Dave Chappelle. Radio City Music Hall was recognized by Pollstar magazine as Theatre of the Decade for 2009-2019 and regularly ranks as the highest-grossing entertainment venue of its size in the world, based on Billboard magazine’s mid-year and year-end rankings. The venue has ranked number one worldwide nine of the last eleven years for venues with capacities of 5,001 to 10,000, including the number three venue in calendar year 2022, according to Billboard’s year-end rankings.
In 1978, Radio City Music Hall was designated a New York City landmark by the NYC Landmarks Preservation Commission and a national landmark on the National Register of Historic Places. We acquired the lease in 1997, and in 1999, performed a complete restoration that returned the legendary theater to its original grandeur. The acclaimed restoration touched all aspects of the venue, including burnishing the ceilings of Radio City Music Hall with 720,000 sheets of gold and aluminum leaf, replacing the existing stage curtain with a new 112-foot wide golden silk curtain, and cleaning the three-story tall mural “The Fountain of Youth,” by Ezra Winter, which looms above the grand staircase. State-of-the-art sound systems, lighting and HDTV capabilities were also installed.
We lease Radio City Music Hall, located at Sixth Avenue and 50th Street in Manhattan, pursuant to a long-term lease agreement. In July 2021, the Company extended the term of the lease through August 31, 2038, with an option to renew for an additional 10 years by providing two years’ notice prior to expiration.
Beacon Theatre
In November 2006, we entered into a long-term lease agreement to operate the legendary Beacon Theatre, a venue with approximately 2,800 seats, which sits on the corner of Broadway and 74th Street in Manhattan. The Beacon Theatre was conceived by S. L. “Roxy” Rothafel and is considered the “older sister” to Radio City Music Hall. Designed by Chicago architect Walter Ahlschlager, the Beacon Theatre opened in 1929 as a forum for vaudeville acts, musical productions, drama, opera and movies. The Beacon Theatre was designated a New York City landmark by the NYC Landmarks Preservation Commission in 1979 and a national landmark on the National Register of Historic Places in 1982. Over its history, the Beacon Theatre has been a venerable rock and roll room for some of the greatest names in music, including: Steely Dan, Coldplay, Bono, Bonnie Raitt, Crosby Stills & Nash, Elton John, Hozier, Tedeschi Trucks Band, Eddie Vedder, John Mellencamp, Jackson Browne, Widespread Panic and Bob Dylan, as well as The Allman Brothers Band, which played its 238th show at the Beacon Theatre in October 2014, marking their final concert as a band. In recent years, the venue has become a comedy haven, hosting a Jerry Seinfeld residency and multi-night stands from comedians including Ali Wong, Trevor Noah, Chelsea Handler, Eddie Izzard, Nate Bargatze and Russell Peters. The venue has also hosted special events, such as film premieres for the Tribeca Festival, along with numerous luminaries such as His Holiness the Dalai Lama in 2009 and 2013, and President Bill Clinton in 2006, when the Rolling Stones played a private concert in honor of his 60th birthday. In Fall 2020, the Company and Trey Anastasio presented The Beacon Jams, the venue’s first-ever virtual residency which included eight weekly shows that were streamed live to hundreds of thousands of fans and raised more than $1 million for charity.

In August 2008, the Beacon Theatre was closed for a seven-month restoration project to return the theater to its original 1929 grandeur. The restoration of the Beacon Theatre focused on all historic, interior public spaces of the building, backstage and back-of-house areas, and was based on extensive historic research, as well as detailed, on-site examination of original, decorative painting techniques that had been covered by decades-old layers of paint. The Beacon Theatre has won several architectural awards recognizing its outstanding restoration. The widely acclaimed, comprehensive restoration was similar to our restoration of Radio City Music Hall and reflects our commitment to New York City. The Beacon Theatre regularly ranks as one of the highest-grossing entertainment venues of its size in the world, including a top ten venue in calendar year 2022, based on Billboard magazine’s mid-year and year-end rankings.
In December 2021, the Company extended the term of our lease on the Beacon Theatre through December 31, 2036, with an option to renew for an additional 10 years by providing notice prior to expiration.
The Chicago Theatre
In October 2007, to provide us with an anchor for content and distribution in a key market in the Midwest, we purchased the legendary The Chicago Theatre, a venue with approximately 3,600 seats. The Chicago Theatre, which features its famous six-story-high “C-H-I-C-A-G-O” marquee, was built in 1921 and designed in the French Baroque style by architects Cornelius W. Rapp and George L. Rapp. It is the oldest surviving example of this architectural style in Chicago today, and was designated a Chicago landmark building in 1983.
The Chicago Theatre has become a highly attractive destination for concerts, comedy shows and other live events, hosting a wide range of entertainers, including Bob Dylan, Mumford & Sons, David Byrne, Ed Sheeran, Wilco, Neil Young, Diana Ross, Madonna, Jerry Seinfeld, Janet Jackson, Elvis Costello, Bob Weir, Jim Gaffigan, Conan O’Brien, Amy Schumer, Steely Dan and Brett Eldredge. The venue has also hosted theatrical tours such as ’Twas the Night Before… by Cirque du Soleil, A Christmas Story, The Wizard of Oz, Paw Patrol Live! and Dr. Seuss’ How The Grinch Stole Christmas! The Musical. The Chicago Theatre regularly ranks as one of the highest-grossing entertainment venues of its size in the world, including the number five venue in calendar year 2022, based on Billboard magazine’s mid-year and year-end rankings.
Intellectual Property
We create, own and license intellectual property in the countries in which we operate, have operated or intend to operate, and it is our practice to protect our trademarks, brands, copyrights, inventions and other original and acquired works. We have registered many of our trademarks and have filed applications for certain others. Additionally, we have filed for patent protection in the United States. Our registrations and applications relate to trademarks and inventions associated with, among other of our brands, Madison Square Garden and the Radio City Rockettes brands. We believe our ability to maintain and monetize our intellectual property rights, including our brand logos, is important to our business, our brand-building efforts and the marketing of our products and services. We cannot predict, however, whether steps taken by us to protect our proprietary rights will be adequate to prevent misappropriation of these rights or protect against vulnerability to oppositions or cancellation actions due to non-use. See “Item 1A. Risk Factors — Risks Related to Cybersecurity and Intellectual Property — We may become subject to infringement or other claims relating to our content or technology” and “Item 1A. Risk Factors — Risks Related to Cybersecurity and Intellectual Property — Theft of our intellectual property may have a material negative effect on our business and results of operations.”
Our Community
The Company actively engages with and supports the communities we serve through a variety of important initiatives. The Company’s 2022 Corporate Social Responsibility Report can be found on our website under “Our Community.”

We are proud to play a leadership role organizing extraordinary events such as opening The Garden to the “12-12-12” benefit concert organized post-Superstorm Sandy, which raised more than $50 million for hurricane victims. In February 2020, The Garden opened its doors to 18,000 New York City public school students for an exclusive, free performance of the Broadway production of To Kill a Mockingbird. In addition to these events, the Company provides funding annually to various non-profit organizations across the country, as well as in-kind contributions such as tickets, promotional items and food to schools, charities and community-based organizations in the local area. During the COVID-19 pandemic, the Company worked with dozens of local restaurants and charities to donate approximately 200,000 meals to families in need. In addition, the Company is a long-time supporter of the Lustgarten Foundation for Pancreatic Cancer Research, the nation’s largest private supporter of pancreatic cancer research, which has directed more than $225 million to research and assembled the best scientific minds to help find a cure.

The Garden of Dreams Foundation
The centerpiece of the Company’s philanthropy is The Garden of Dreams Foundation (“GDF”), a non-profit organization that assists young people in need. Since it was established in 2006, the GDF has donated nearly $75 million in grants and other donations, impacting more than 425,000 young people and their families. GDF focuses on young people facing illness or financial challenges, as well as children of uniformed personnel who have been lost or injured while serving our communities. In partnership with the Company, MSG Sports, and Sphere Entertainment, GDF provides young people in our communities with access to educational and skills opportunities; mentoring programs and memorable experiences that enhance their lives, help shape their futures and create lasting joy. Each year, as part of its Season of Giving, Garden of Dreams partners with the Radio City Rockettes, and MSG Sports’ Knicks and Rangers, on a wide range of charitable programs. GDF further supports its mission by providing a core group of non-profit partners with critical funding to ensure their long-term success.
Supplier Diversity
We are committed to fostering an inclusive environment across all areas of our business. In partnership with MSG Sports and Sphere Entertainment, our Business and Supplier Diversity Program seeks to strengthen relationships with diverse suppliers of goods and services and provide opportunities to do business with each of the three companies. See “—Human Capital Resources — Diversity and Inclusion (“D&I”).”

Regulation
The rules, regulations, policies and procedures affecting our business are subject to change. The following paragraphs describe the existing legal and regulatory requirements that are most significant to our business today; they do not purport to describe all present and proposed laws and regulations affecting our business.
Our business is subject to the general powers of federal, state and local government, as well as foreign governmental authorities, to deal with matters of health and public safety.
Venue Licenses
Our venues, like all public spaces, are subject to building and health codes and fire regulations imposed by the state and local governments in the jurisdictions in which they are located. Our venues are also subject to zoning and outdoor advertising regulations, and, with respect to Radio City Music Hall, the Beacon Theatre and The Chicago Theatre, landmark regulations which restrict us from making certain modifications to our facilities as of right or from operating certain types of businesses. Our venues also require a number of licenses to operate, including occupancy permits, exhibition licenses, food and beverage permits, liquor licenses and other authorizations and, with respect to The Garden, a zoning special permit granted by the City of New York. See “Item 1A. Risk Factors — Economic and Operational Risks — We are subject to extensive governmental regulation and our failure to comply with these regulations may have a material negative effect on our business and results of operations.” In the jurisdictions in which these venues are located, the operator is subject to statutes that generally provide that serving alcohol to a visibly intoxicated or minor guest is a violation of the law and may provide for strict liability for certain damages arising out of such violations. In addition, our venues are subject to the federal Americans with Disabilities Act (and related state and local statutes), which requires us to maintain certain accessibility features at each of our facilities. We and our venues are also subject to environmental laws and regulations. See “Item 1A. Risk Factors — Economic and Operational Risks — We are subject to extensive governmental regulation and our failure to comply with these regulations may have a material negative effect on our business and results of operations.”
Labor
Our business is also subject to regulation regarding working conditions, overtime and minimum wage requirements. See “— Item 1A. Risk Factors — Economic and Operational Risks — Labor matters may have a material negative effect on our business and results of operations.”
Ticket Sales
Our business is subject to legislation governing the sale and resale of tickets and consumer protection statutes generally.
Data and Privacy
We are subject to data privacy and protection laws, regulations, policies and contractual obligations that apply to the collection, transmission, storage, processing and use of personal information or personal data, which among other things, impose certain requirements relating to the privacy and security of personal information. The variety of laws and regulations governing data privacy and protection, and the use of the internet as a commercial medium are rapidly evolving, extensive and complex, and may include provisions and obligations that are inconsistent with one another or uncertain in their scope or application.
The data protection landscape is rapidly evolving in the United States. For example, California passed a comprehensive data privacy law, the California Consumer Privacy Act of 2018 (the “CCPA”), and a number of other states, including Virginia, Colorado, Utah and Connecticut have also passed similar laws, and additional states may do so in the near future. Additionally, the California Privacy Rights Act (the “CPRA”) imposes additional data protection obligations on covered businesses, including additional consumer rights procedures and obligations, limitations on data uses, new audit requirements for higher risk data, and constraints on certain uses of sensitive data. The majority of the CPRA provisions went into effect on January 1, 2023, and additional compliance investment and potential business process changes may be required. Further, there are several legislative proposals in the United States, at both the federal and state level, that could impose new privacy and security obligations.
In addition, governmental authorities and private litigants continue to bring actions against companies for online collection, use, dissemination and security practices that are unfair or deceptive.
Website and Mobile Application Requirements
Our business is also subject to certain regulations applicable to our Internet websites and mobile applications. We maintain various websites and mobile applications that provide information and content regarding our business, offer merchandise and tickets for sale, make available sweepstakes and/or contests and offer hospitality services. The operation of these websites and applications may be subject to third-party application store requirements, as well as a range of federal, state and local laws including those related to privacy and protection of personal information, accessibility for persons with disabilities and consumer protection regulations. In addition, our websites are subject to the requirements of state privacy laws such as the CCPA and the CPRA.
Competition
Our business competes, in certain respects and to varying degrees, with other live performances, sporting events, movies, home entertainment (including the Internet and online services, social media and social networking platforms, television, video and gaming devices), and the large number of other entertainment and public attraction options available to members of the public. Our business typically represents alternative uses for the public’s entertainment dollars. The primary geographic area in which we operate, New York City, is among the most competitive entertainment markets in the world, with extensive performing arts venues, 12 major professional sports teams, numerous museums, galleries and other attractions, and numerous movie theaters available to the public. Our venues and live offerings outside of New York City similarly compete with other entertainment options in their respective markets and elsewhere. We compete with these other entertainment options on the basis of the quality of our offerings, the public’s interest in our content and the price of our tickets.
We compete for bookings with a large number of other venues both in the cities in which our venues are located and in alternative locations capable of booking the same productions and events. Generally, we compete for bookings on the basis of the size, quality, expense and nature of the venue required for the booking. Some of our competitors may have a larger network of venues and/or greater financial resources.
In addition to competition for bookings and ticket sales, we also compete to varying degrees with other productions and sporting events for sponsorship dollars.
Human Capital Resources
We believe the strength of our workforce is one of the significant contributors to our success. Our key human capital management objectives are to invest in and support our employees in order to attract, develop and retain a high performing and diverse workforce.
Diversity and Inclusion (“D&I”)
Together with Sphere Entertainment and MSG Sports, we aim to create an employee experience that fosters the Company’s culture of respect and inclusion. By welcoming the diverse perspectives and experiences of our employees, we all share in the creation of a more vibrant, unified, and engaging place to work.
We have furthered these objectives under our expanded Talent Management, Diversity and Inclusion function led by our Senior Vice President, Talent Management, including:

Workforce: Embedding Diversity and Inclusion through Talent Actions

•Created a common definition of “potential” and an objective potential assessment to de-bias talent review conversations so employees have an opportunity to learn, grow and thrive. Implemented quarterly performance and career conversations to facilitate regular conversations between managers and employees about goals, career growth and productivity.
•Integrated D&I best practices into our performance management and learning and development strategies with the goal of driving more equitable outcomes.
•Developed an emerging talent list to expand our talent pool to better identify and develop high performing diverse talent for expanded roles and promotion opportunities.
Workplace: Building an Inclusive and Accessible Community

•Redoubled our efforts with the MSG Diversity & Inclusion Heritage Month enterprise calendar to acknowledge and celebrate culturally relevant days and months of recognition, anchored by our six employee resource groups (“ERGs”): Asian Americans and Pacific Islanders (AAPI), Black, LatinX, PRIDE, Veterans, and Women. Increased combined ERG involvement from 622 members in Fiscal Year 2022 to 1,120 members in Fiscal Year 2023 (an increase of 80.1%), which includes employees from the Company, Sphere Entertainment and MSG Sports.
•Revamped our Conscious Inclusion Awareness Experience, a training program, and created two required educational modules focused on unconscious bias and conscious inclusion within our learning management system. As of June 30, 2023, over 90% of employees across the Company, Sphere Entertainment and MSG Sports have completed both required trainings either through the e-modules or through live training sessions.
•Broadened our LGBTQ+ inclusivity strategy, by launching new gender pronoun feature within the employee intranet platform, hosted live allyship and inclusivity trainings, and launched toolkit resources for employees to learn and develop. Together with the PRIDE ERG, marched in the 2022 and 2023 NYC Pride Parades. Hosted a community conversations series focused on “Finding Your Voice as an LGBTQ+ Professional” with a prominent LGBTQ+ elected official and employees of the Company, Sphere Entertainment and MSG Sports.
Community: Bridging the Divide through Expansion to Diverse Stakeholders

•Focused on connecting with minority-owned businesses to increase the diversity of our vendors and suppliers by leveraging ERGs and our community, which creates revenue generating opportunities for diverse suppliers to promote their businesses and products. Prior to the MSGE Distribution, in Fiscal Year 2023, Sphere Entertainment and MSG Sports hosted a multi-city holiday market event featuring twenty underrepresented businesses in New York City and Burbank.
•Invested in an external facing supplier diversity portal on our website, which launched in Fiscal Year 2023. The portal is intended to expand opportunities for the Company, Sphere Entertainment and MSG Sports to do business with diverse suppliers, including minority-, women-, LGBTQ+- and veteran-owned businesses.
•Strengthened our commitment to higher education institutions to increase campus recruitment pipelines. In partnership with the Knicks and our social impact team and prior to the MSGE Distribution, Sphere Entertainment and MSG Sports hosted the 2nd Annual Historically Black Colleges and Universities Night highlighting the important contributions of these institutions, and awarded a $60,000 scholarship to a New York City high school student.
Talent
As of June 30, 2023, we had approximately 970 full-time union and non-union employees and approximately 4,850 part-time union and non-union employees.
We aim to attract top talent through our prestigious brands and venues, as well as through the many benefits we offer. We aim to retain and develop our talent by emphasizing our competitive rewards, offering opportunities that support employees both personally and professionally, and our commitment to fostering career development in a positive corporate culture.
Our performance management practice includes ongoing feedback and conversations between managers and team members, and talent reviews designed to identify potential future leaders and inform succession plans. We value continuous learning and development opportunities for our employees, which include a career development tool, leadership development programs, a learning platform, and tuition assistance.

Our benefit offerings are designed to meet the range of needs of our diverse workforce and include: domestic partner coverage, an employee assistance program which also provides assistance with child and elder care resources, legal support, pet insurance, wellness programs and financial planning seminars. These resources are intended to support the physical, emotional and financial well-being of our employees.
As of June 30, 2023, approximately 70% of our employees were represented by unions. Approximately 26% of such union employees are subject to collective bargaining agreements (“CBAs”) that expired as of June 30, 2023 and approximately 20% are subject to CBAs that will expire by June 30, 2024 if they are not extended prior thereto. Labor relations can be volatile, though our current relationships with our unions taken as a whole are positive. We have from time to time faced labor action or had to make contingency plans because of threatened or potential labor actions.
Financial Information about Geographic Areas
All revenues and assets of the Company are attributed to or located in the United States. A majority of the Company’s revenues and assets are concentrated in the New York City metropolitan area.
Available Information

Our telephone number is 212-465-6000, our website is http://www.msgentertainment.com and the investor relations section of our website is http://investor.msgentertainment.com. We make available, free of charge through the investor relations section of our website, annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as well as proxy statements, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”) at http://www.sec.gov. Copies of these filings are also available on the SEC’s website. References to our website in this report are provided as a convenience and the information contained on, or available through, our website is not part of this or any other report we file with or furnish to the SEC.

Investor Relations can be contacted at Madison Square Garden Entertainment Corp., Two Penn Plaza, New York, New York 10121, Attn: Investor Relations, telephone: 212-631-5422, e-mail: investor@msg.com. We use our website (https://www.msgentertainment.com/) and our LinkedIn account (https://www.linkedin.com/company/msg-entertainment/), as well as other social media channels, to disclose public information to investors, the media and others.

Our officers may use similar social media channels to disclose public information. It is possible that certain information we or our officers post on our website and on social media could be deemed material, and we encourage investors, the media and others interested in MSG Entertainment to review the business and financial information we or our officers post on our website and on the social media channels identified above. The information on our website and those social media channels is not incorporated by reference into this Form 10-K.

Item 1A. Risk Factors
Summary of Risk Factors
The following is a summary of the principal risks that could adversely affect our business, operations and financial results. For a more complete discussion of the material risks facing our business, please see below.
Risks Related to Our Business
•Our business faces intense and wide-ranging competition that may have a material negative effect on our business and results of operations.
•The success of our business depends on the continued popularity of the Christmas Spectacular production, and the entertainment and sporting events we host at our venues.
•Our business strategy may, in the future, include the development of new productions, which could require us to make considerable investments for which there can be no guarantee of success.
•We depend on licenses from third parties for the performance of musical works at our venues.
•Our properties are subject to, and benefit from, certain easements, the availability of which may not continue on terms favorable to us or at all.
•A change to or withdrawal of a New York City real estate tax exemption for the Madison Square Garden Complex may have a material negative effect on our business and results of operations.
•Our operations and operating results were materially impacted by the COVID-19 pandemic and actions taken in response by governmental authorities and certain professional sports leagues and a resurgence of the pandemic or another pandemic or other public health emergency could adversely affect our business and results of operations.

Economic and Operational Risks
•Our business has been adversely impacted and may, in the future, be materially adversely impacted by an economic downturn, recession, financial instability, inflation or changes in consumer tastes and preferences.
•We do not own all of our venues and our failure to renew our leases on economically attractive terms may have a material negative effect on our business and results of operations.
•The geographic concentration of our business could subject us to greater risk than our competitors and have a material negative effect on our business and results of operations.
•Our business could be adversely affected by terrorist activity or the threat of terrorist activity, weather and other conditions that discourage congregation at prominent places of public assembly.
•We may pursue acquisitions and other strategic transactions and/or investments to complement or expand our business that may not be successful.
•We are subject to extensive governmental regulation, including building and zoning regulation, and our failure to comply with these regulations may have a material negative effect on our business and results of operations. For example, The Garden requires a zoning special permit, which was originally granted by the New York City Planning Commission in 1963 and renewed in July 2013 for 10 years (while our current application for renewal of the zoning special permit remains pending, we have been advised that we can continue to use and operate The Garden as normal until the renewal review process concludes). The failure to obtain the renewal of this zoning special permit, or to do so on favorable terms, would have a negative effect on our business.
•Our business is subject to seasonal fluctuations, and our operating results and cash flow have in the past varied, and could in the future, vary substantially from period to period.
•Labor matters may have a material negative effect on our business and results of operations.
•We are subject to the risk of adverse outcomes or negative publicity in litigation.
Risks Related to Indebtedness, Financial Condition, Cybersecurity and Intellectual Property
•We have substantial indebtedness and are highly leveraged, which could adversely affect our business.
•We have and could in the future incur substantial operating losses, adjusted operating losses and negative cash flow.
•We face continually evolving cybersecurity and similar risks, which could result in loss, disclosure, theft, destruction or misappropriation of, or access to, our confidential information and cause disruption of our business, damage to our brands and reputation, legal exposure and financial losses.
•Theft of our intellectual property may have a material negative effect on our business and results of operations.
Corporate Governance Risks
•We are materially dependent on affiliated entities’ performances under various agreements.
•Sphere Entertainment owns a significant amount of our total outstanding shares in the form of Class A Common Stock, which may be sold freely into this market. This has caused and could in the future cause the market price of our common stock to drop significantly, even if our business is doing well.
•We may have a significant indemnity obligation to Sphere Entertainment if the MSGE Distribution is treated as a taxable transaction.
•The tax rules applicable to the MSGE Distribution may restrict us from engaging in certain corporate transactions or from raising equity capital beyond certain thresholds for a period of time after the MSGE Distribution.
•Certain adverse U.S. federal income tax consequences might apply to non-U.S. holders that hold our Class A common stock if we are treated as a “United States real property holding corporation” (“USRPHC”).
•We do not have an operating history as a stand-alone public company.
•Our historical financial results may not be representative of our results as a separate, stand-alone company.
•When applicable, if we are unable to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, or our internal control over financial reporting is not effective, the reliability of our financial statements may be questioned and our stock price may suffer.
•We share certain key directors and officers with Sphere Entertainment, MSG Sports and/or AMC Networks Inc. (“AMC Networks”) (referred to herein as the “Other Entities”), which means those directors and officers do not devote their full time and attention to our affairs and the overlap may give rise to conflicts. These overlaps may result in the diversion of corporate opportunities and other conflicts, and provisions in our amended and restated certificate of incorporation may provide us no remedy in that circumstance.

Risks Related to Our Business
Our business faces intense and wide-ranging competition that may have a material negative effect on our business and results of operations.
Our business competes, in certain respects and to varying degrees, with other leisure-time activities such as television, radio, motion pictures, sporting events and other live performances, the Internet, social media and social networking platforms, and online and mobile services, including sites for online content distribution, video on demand and other alternative sources of entertainment and information, in addition to competing for concerts with other event venues, for total entertainment dollars in our marketplace.
The success of our business is largely dependent on the continued success of the Christmas Spectacular, and the availability of, and our venues’ ability to attract, concerts, family shows, sporting events and other events, competition for which is intense, and the ability of performers to attract strong attendance at our venues. For example, The Garden, The Theater at Madison Square Garden, Radio City Music Hall and the Beacon Theatre all compete with other entertainment options in the New York City metropolitan area and elsewhere. The Chicago Theatre faces similar competition from other entertainment options in its market and elsewhere.
In addition, our business is highly sensitive to customer tastes and depends on our ability to attract artists and events. The success of our business depends in part upon our ability to offer live entertainment that is popular with customers. We contract with promoters and others to provide performers and events at our venues. There may be a limited number of popular artists, groups or events that can attract audiences to our venues, and our business would suffer to the extent that we are unable to continue to attract such artists, groups and events to perform at our venues.
In order to maintain the competitive positions of The Garden and our other venues, we must invest on a continuous basis in state-of-the-art technology. In addition, we must maintain a competitive pricing structure for events that may be held in our venues, many of which have alternative venue options available to them in New York and other cities. We invest in our Christmas Spectacular production to continue to attract audiences. We cannot be assured that such investments will generate revenues that are sufficient to justify our investment or even that exceed our expenses.
The success of our business depends on the continued popularity of the Christmas Spectacular production, and the entertainment and sporting events we host at our venues, the decline of which could have a material negative effect on our business and results of operations.
The financial results of our business are dependent on the Christmas Spectacular production, for which the 2022 production represented 15% of our revenues in Fiscal Year 2023. Fan and consumer tastes also change frequently and it is a challenge to anticipate what will be successful at any point in time. The popularity of the Christmas Spectacular has in the past declined, for example, as a result of the COVID-19 pandemic, and if it were to decline in the future (including, for example, due to an economic downturn or another pandemic or other public health emergency), our revenues from ticket sales and concession and merchandise sales would likely decline, possibly materially as they did during the COVID-19 pandemic, and we might not be able to replace the lost revenue with revenues from other sources.
As a result of our commercial agreements with MSG Sports, the success of our business is also impacted in part by the popularity of MSG Sports’ Knicks and Rangers franchises with their fan bases and, in varying degrees, the teams achieving on-court and on-ice success, which can generate fan enthusiasm, resulting in additional suite, sponsorship, food and beverage and merchandise sales during the teams’ regular seasons. Furthermore, success in the regular season may qualify the Knicks and Rangers for participation in post-season playoffs, which provides us with additional revenue by increasing the number of games played by the teams at The Garden, potentially helping improve attendance in subsequent seasons and increasing the popularity of our suites and sponsorships.
Our business strategy may, in the future, include the development of new productions, which could require us to make considerable investments for which there can be no guarantee of success.
As part of our business strategy, we may, in the future, explore the development of new productions for our existing venues, which may include expansions or enhancements of our existing productions or the creation of entirely new productions. Expansion or enhancement of productions and/or the development of new productions could require significant upfront expense that may never result in a viable show, as well as investment in sets, staging, creative processes, commissioning and/or licensing of intellectual property, casting and advertising, and may lead to dislocation of other alternative sources of entertainment that may have played in our venues absent these productions. To the extent that any efforts at expanding or enhancing productions or creating new productions do not result in a viable show, or to the extent that any such productions do not achieve expected levels of popularity among audiences, we may not recover the substantial expenses we previously incurred for non-capitalized investments. We have in the past written off, and may in the future write off, all or a portion of capitalized investments. In addition, any delay in launching potential productions or enhancements has in the past resulted and could in the future result in the incurrence of operating costs that are not recouped. For example, we wrote off approximately $75.4 million of deferred production costs across Fiscal Years 2016 and 2017 related to the New York Spectacular Starring the Radio City Rockettes.
We depend on licenses from third parties for the performance of musical works at our venues, the loss of which or renewal of which on less favorable terms may have a negative effect on our business and results of operations.
We are required to obtain public performance licenses from music performing rights organizations, commonly known as “PROs,” in connection with the performance of musical works at concerts and certain other live events held at our venues. In exchange for public performance licenses, PROs are paid a per-event royalty, traditionally calculated either as a percentage of ticket revenue or a per-ticket amount. The PRO royalty obligation of any individual event is generally paid by, or charged to, the promoter of the event.
If we are unable to obtain these licenses, or are unable to obtain them on terms consistent with past practice, it may have a negative effect on our business and results of operations. An increase in the royalty rate and/or the revenue base on which the royalty rate is applied could substantially increase the cost of presenting concerts and certain other live events at our venues. If we are no longer able to pass all or a portion of these royalties on to promoters (or other venue licensees), it may have a negative effect on our business and results of operations.
Our properties are subject to, and benefit from, certain easements, the availability of which may not continue on terms favorable to us or at all.
Our properties are subject to, and benefit from, certain easements. For example, the “breezeway” into the Madison Square Garden Complex from Seventh Avenue in New York City is a significant easement that we share with other property owners. Our ability to continue to utilize these and other easements, including for advertising and promotional purposes, requires us to comply with a number of conditions. Certain adjoining property owners have easements over our property, which we are required to maintain so long as those property owners meet certain conditions. It is possible that we will be unable to continue to access or maintain any easements on terms favorable to us, or at all, which could have a material negative effect on our business and results of operations.
A change to or withdrawal of a New York City real estate tax exemption for the Madison Square Garden Complex may have a material negative effect on our business and results of operations.
Many arenas, ballparks and stadiums nationally and in New York City have received significant public support, such as tax exempt financing, other tax benefits, direct subsidies and other contributions, including for public infrastructure critical to the facilities such as parking lots and transit improvements. Our Madison Square Garden Complex benefits from a more limited real estate tax exemption pursuant to an agreement with the City of New York, subject to certain conditions, and legislation enacted by the State of New York in 1982. For Fiscal Year 2023, the tax exemption was $42.4 million. From time to time, there have been calls to repeal or amend the tax exemption. For example, in January 2023, a number of elected representatives from New York issued a public letter and, in July 2023, the New York City Independent Budget Office issued a report, in each case noting the tax exemption status should be reexamined. Any repeal of the tax exemption status would require action by the New York State legislature.
We are party to Arena License Agreements with subsidiaries of MSG Sports that require two of MSG Sports’ professional sports teams — the Knicks and Rangers — to play all of their home games at The Garden. Under the Arena License Agreements, which each have a term of 35 years running through 2055 (unless extended), the Knicks and the Rangers pay an annual license fee in connection with their respective use of The Garden. In addition, the Arena License Agreements provide us with additional revenue opportunities. Under the Arena License Agreements, the teams are responsible for 100% of any real property or similar taxes applicable to The Garden.
If the tax exemption is repealed or the teams are otherwise subject to the property tax due to no fault of the teams, the revenue that we generate from team events will be reduced on a percentage basis as set forth in the Arena License Agreements. The value of any such revenue reduction could be significant but is expected to be substantially less than the property tax paid by the teams. There can be no assurance that the tax exemption will not be amended in a manner that imposes property tax or repealed in its entirety, either of which could have a material negative effect on our business and results of operations.
Our operations and operating results were materially impacted by the COVID-19 pandemic and actions taken in response by governmental authorities and certain professional sports leagues, and a resurgence of the pandemic or another pandemic or other public health emergency could adversely affect our business and results of operations.
The Company’s operations and operating results were materially impacted by the COVID-19 pandemic (including COVID-19 variants) and actions taken in response by governmental authorities and certain professional sports leagues during Fiscal Years 2020, 2021 and 2022. As a result of government-mandated assembly limitations and closures, all of our venues were closed beginning in March 2020 and substantially all of our business operations were suspended for the majority of Fiscal Year 2021. Use of The Garden resumed for Knicks and Rangers home games without fans in December 2020 and January 2021, respectively, and was available at 10% seating capacity from February through May 2021 subject to certain safety protocols and social distancing measures, and our New York and Chicago venues were not permitted to host events at full capacity until May 2021 and June 2021, respectively. The impact of the COVID-19 pandemic on our operations included (i) reduced payments under the Arena License Agreements while attendance at Knicks and Rangers home games was limited, (ii) the cancellation of the 2020 production of the Christmas Spectacular and the partial cancellation of the 2021 Christmas Spectacular production, (iii) fewer ticketed events at our venues once capacity restrictions were eliminated due to the lead time required to book touring acts and artists and (iv) the implementation of cost savings initiatives in order to streamline operations and preserve liquidity, including furloughing our venue employees while activities were limited, reducing our full-time workforce and additional comprehensive cost reduction measures. During Fiscal Years 2020 and 2021, over 70% and over 90% of the respective overall declines in our revenues were the result of the COVID-19 pandemic, in each case compared to the prior year period. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors Affecting Results of Operations.”
It is unclear to what extent COVID-19, including variants thereof, or another pandemic or public health emergency, could result in renewed government or league-mandated capacity restrictions or vaccination/mask requirements or impact the use of and/or demand for our venues, demand for our sponsorship and signage assets, deter our employees and vendors from working at our venues (which may lead to difficulties in staffing) or otherwise materially impact our operations. Governmental regulations enacted in response to the COVID-19 pandemic or another pandemic or public health emergency may impact the revenue we derive and/or the expenses we incur from events that we choose to host such that events that were historically profitable would instead result in losses, and could also materially impact the payments we receive under the Arena License Agreements to the extent the Knicks and/or the Rangers are required to play games without an audience during future seasons or to suspend, cancel or otherwise reduce the number of games scheduled in the regular reason or playoffs. See “— Economic and Operational Risks — We are subject to extensive governmental regulation and our failure to comply with these regulations may have a material negative effect on our business and results of operations.”
Our business is particularly sensitive to reductions in travel and discretionary consumer spending. A pandemic such as COVID-19, or the fear of a new pandemic or public health emergency, has in the past and could in the future impede economic activity in impacted regions and globally over the long term leading to a decline in discretionary spending on sports and entertainment events and other leisure activities, including declines in domestic and international tourism, which could result in long-term effects on our business. To the extent a pandemic or other public health emergency adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section, such as those relating to our liquidity, indebtedness and our ability to comply with the covenants contained in the agreements that govern our indebtedness.
Economic and Operational Risks
Our business has been adversely impacted and may, in the future, be materially adversely impacted by an economic downturn, recession, financial instability, inflation or changes in consumer tastes and preferences.
Our business depends upon the ability and willingness of consumers and businesses to purchase tickets at our venues, license suites and club memberships at The Garden, spend on food and beverages and merchandise, and drive continued sponsorship and signage revenues, and these revenues are sensitive to general economic conditions, recession, fears of recession and consumer behavior. For example, following the 2008 financial crisis, we experienced a lower level of event bookings and reduced renewals of certain of our suite licenses, which adversely affected the Company’s results of operations. Further, the industry is often affected by changes in consumer tastes, national, regional and local economic conditions, discretionary spending priorities (including spending on leisure travel), demographic trends, traffic patterns and the type, number and location of competing businesses.
Consumer and corporate spending has in the past declined and may in the future decline at any time for reasons beyond our control. The risks associated with our businesses generally become more acute in periods of a slowing economy or recession, which may be accompanied by reductions in corporate sponsorship and signage and decreases in attendance at live events, among other things, which we have experienced in the past and may experience in the future. In addition, inflation, which has significantly risen, has increased and may continue to increase operational costs, including labor costs, and continued increases in interest rates in response to concerns about inflation may have the effect of further increasing economic uncertainty and heightening these risks. As a result, instability and weakness of the U.S. and global economies, disruptions to financial markets, inflation, recession, high unemployment, geopolitical events, including any prolonged effects caused by the COVID-19 pandemic or other similar outbreak or public health emergency, and the resulting negative effects on consumers’ and businesses’ discretionary spending, have in the past materially negatively affected, and may in the future materially negatively affect our business and results of operations. A prolonged period of reduced consumer or corporate spending, including with respect to sponsorship, such as during the COVID-19 pandemic, could have an adverse effect on our business and our results of operations. See “— Risks Related to Our Business — Our operations and operating results were materially impacted by the COVID-19 pandemic and actions taken in response by governmental authorities and certain professional sports leagues, and a resurgence of the pandemic or another pandemic or other public health emergency could adversely affect our business and results of operations.”

We do not own all of our venues and our failure to renew our leases on economically attractive terms may have a material negative effect on our business and results of operations.
We lease the Beacon Theatre and Radio City Music Hall under long-term leases that expire in 2036 and 2038, respectively. Under each of these leases, we have an option to renew for an additional ten years by providing notice prior to the expiration. If we are unable to renew our lease agreements on economically attractive terms, our business could be materially negatively affected. MSG Entertainment Holdings, the entity that guarantees the lease for Radio City Music Hall, is required to maintain a certain net worth that, if not maintained, would require the entity to post a letter of credit or provide cash collateral. If MSG Entertainment Holdings were to breach or become unable to satisfy this obligation, we could suffer operational difficulties and/or significant losses.
The geographic concentration of our business could subject us to greater risk than our competitors and have a material negative effect on our business and results of operations.
The Company primarily operates in New York City and, as a result, is subject to greater degrees of risk than competitors with more operating properties or that operate in more markets. The Garden, The Theater at Madison Square Garden, Radio City Music Hall and the Beacon Theatre are all located in New York City. Therefore, the Company is particularly vulnerable to adverse events (including acts of terrorism, natural disasters, epidemics, pandemics, weather conditions, labor market disruptions and government actions) and economic conditions in New York City and surrounding areas. For example, our operations and operating results were materially impacted by the COVID-19 pandemic. See “— Risks Related to Our Business — Our operations and operating results were materially impacted by the COVID-19 pandemic and actions taken in response by governmental authorities and certain professional sports leagues, and a resurgence of the pandemic or another pandemic or other public health emergency could adversely affect our business and results of operations.”
Our business could be adversely affected by terrorist activity or the threat of terrorist activity, weather and other conditions that discourage congregation at prominent places of public assembly.
The success of our business is dependent upon the willingness and ability of patrons to attend events at our venues. The venues we operate, like all prominent places of public assembly, could be the target of terrorist activities, including acts of domestic terrorism, or other actions that discourage attendance. Any such activity or threatened activity at or near one of our venues or other similar venues, including those located elsewhere, could result in reduced attendance at our venues and a material negative effect on our business and results of operations. If one or more of our venues were unable to operate for an extended period of time, our business and operations may be materially adversely affected. Similarly, a major epidemic or pandemic, such as the COVID-19 pandemic, or the threat or perceived threat of such an event, has in the past adversely affected and could in the future adversely affect attendance at our events and venues by discouraging public assembly at our events and venues. Moreover, the costs of protecting against such incidents, including the costs of implementing additional protective measures for the health and safety of our guests, could reduce the profitability of our operations. See “— Risks Related to Our Business — Our operations and operating results were materially impacted by the COVID-19 pandemic and actions taken in response by governmental authorities and certain professional sports leagues, and a resurgence of the pandemic or another pandemic or other public health emergency could adversely affect our business and results of operations.”
Weather or other conditions, including natural disasters, in locations where we own or operate venues may affect patron attendance as well as sales of food and beverages and merchandise, among other things. Weather conditions may also require us to cancel or postpone events. Any of these events may have a material negative effect on our business and results of operations, and any such events may harm our ability to obtain or renew insurance coverage on favorable terms or at all.
We may pursue acquisitions and other strategic transactions and/or investments to complement or expand our business that may not be successful.
From time to time, we may explore opportunities to purchase or invest in other businesses, venues or assets that we believe will complement, enhance or expand our current business or that might otherwise offer us growth opportunities, including opportunities that may differ from the Company’s current business. Any transactions that we are able to identify and complete may involve risks, including the commitment of significant capital, the incurrence of indebtedness, the payment of advances, the diversion of management’s attention and resources from our existing business to develop and integrate the acquired or combined business, the inability to successfully integrate such business or assets into our operations, litigation or other claims in connection with acquisitions or against companies we invest in or acquire, our lack of control over certain companies, including joint ventures and other minority investments, the risk of not achieving the intended results and the exposure to losses if the underlying transactions or ventures are not successful. At times, we have had significant investments in businesses that we account for under the equity method of accounting, and we may again in the future. Certain of these investments have generated operating losses in the past and certain have required additional investments from us in the form of equity or loans. There can be no assurance that these investments will become profitable individually or in the aggregate or that they will not require material additional funding from us in the future.

We may not control the day-to-day operations of these investments. We have in the past written down and, to the extent that these investments are not successful in the future, we may write down all or a portion of such investments. Additionally, these businesses may be subject to laws, rules and other circumstances, and have risks in their operations, which may be similar to, or different from, those to which we are subject. Any of the foregoing risks could result in a material negative effect on our business and results of operations or adversely impact the value of our investments.
We are subject to extensive governmental regulation and our failure to comply with these regulations may have a material negative effect on our business and results of operations.
Our business is subject to the general powers of federal, state and local governments, as well as foreign governmental authorities. We are also subject to the rules, regulations and decisions of the NBA and NHL to the extent such rules, regulations and decisions impact Knicks and Rangers home games.
•Public Health and Safety. As a result of government mandated assembly limitations and closures implemented in response to the COVID-19 pandemic, our venues were unable to host events for the substantial majority of Fiscal Year 2021. There can be no assurance that some or all of these restrictions will not be imposed again in the future due to increased infection rates of COVID-19 (including variants) or another pandemic. We are unable to predict what the long-term effects of these events, including renewed government regulations or requirements, will be. For example, future governmental regulations adopted in response to the COVID-19 or another pandemic or public health emergency may impact the revenue we derive and/or the expenses we incur from the events that we choose to host, such that events that were historically profitable would instead result in losses. See “— Risks Related to Our Business — Our operations and operating results were materially impacted by the COVID-19 pandemic and actions taken in response by governmental authorities and certain professional sports leagues, and a resurgence of the pandemic or another pandemic or other public health emergency could adversely affect our business and results of operations.”
•Hospitality-related Permits/Licenses. We hold liquor licenses at each of our venues and are subject to licensing requirements with respect to the sale of alcoholic beverages in the jurisdictions in which we serve those beverages. Failure to receive or retain, or the suspension of, liquor licenses or permits could interrupt or terminate our ability to serve alcoholic beverages at the applicable venue and could have a material negative effect on our business and our results of operations. Additional regulation relating to liquor licenses may limit our activities in the future or significantly increase the cost of compliance, or both. In the jurisdictions in which our venues are located, we are subject to statutes that generally provide that serving alcohol to a visibly intoxicated or minor patron is a violation of the law and may provide for strict liability for certain damages arising out of such violations. Our liability insurance coverage may not be adequate or available to cover any or all such potential liability.
•Environmental Laws. We and our venues are subject to environmental laws and regulations relating to the use, disposal, storage, emission and release of hazardous and non-hazardous substances, as well as zoning and noise level restrictions which may affect, among other things, the operations of our venues. Compliance with these regulations and the associated costs may be heightened as a result of the purchase, construction or renovation of a venue. Additionally, certain laws and regulations could hold us strictly, jointly and severally responsible for the remediation of hazardous substance contamination at our facilities or at third-party waste disposal sites, as well as for any personal injury or property damage related to any contamination. Our liability insurance coverage may not be adequate or available to cover any or all such potential liability.
•Zoning and Building Regulations. Our venues are subject to zoning and building regulations including permits relating to the operation of The Garden. The Garden requires a zoning special permit, which was originally granted by the New York City Planning Commission in 1963 and renewed in July 2013 for 10 years (while our current application for renewal of the zoning special permit remains pending, we have been advised that we can continue to use and operate The Garden as normal until the renewal review process concludes). As part of our special permit application, we have proposed making improvements to The Madison Square Garden Complex, including new entrances to Penn Station and improved public areas around the perimeter of The Garden. Relevant rail agencies are considering proposals to redevelop Penn Station, which proposed redevelopment would impact The Garden, which sits atop Penn Station (and could impact the Theater at Madison Square Garden, which is part of The Garden complex, depending on the outcome of negotiations between relevant stakeholders, including us). Certain government officials and special interest groups have used and may continue to use the renewal process for the zoning special permit to pressure us to make financial contributions to the redevelopment of Penn Station, relocate or transfer all or portions of The Madison Square Garden Complex. For example, in June 2023 the New York Metropolitan Transportation Authority, New Jersey Transit and Amtrak, which operate commuter rail services from Penn Station, issued a compatibility report asserting that The Garden imposes severe constraints on Penn Station that restrict efforts to make its desired improvements. The report also called for the Company to make significant cash contributions and property transfers to facilitate the Penn Station redevelopment. There can be no assurance regarding the future renewal of the special permit or the terms thereof

(including requirements for us to make significant capital expenditures as a condition to renewal of the permit), and the failure to obtain such renewal or to do so on favorable terms would have a material negative effect on our business.
•Data Privacy. We are subject to various data privacy and protection laws, regulations, policies and contractual obligations that apply to the collection, transmission, storage, processing and use of personal information or personal data, which, among other things, impose certain requirements relating to the privacy and security of personal information. The variety of laws and regulations governing data privacy and protection, and the use of the internet as a commercial medium, are rapidly evolving, extensive and complex, and may include provisions and obligations that are inconsistent with one another or uncertain in their scope or application. The data protection landscape is rapidly evolving in the United States. As our operations and business grow, we may become subject to or affected by new or additional data protection laws and regulations and face increased scrutiny or attention from regulatory authorities. For example, California has passed a comprehensive data privacy law, the California Consumer Privacy Act of 2018 (the “CCPA”), and a number of other states, including Virginia, Colorado, Utah and Connecticut have also passed similar laws, and additional states may do so in the near future. Additionally, the California Privacy Rights Act (the “CPRA”) imposes additional data protection obligations on covered businesses, including additional consumer rights procedures and obligations, limitations on data uses, new audit requirements for higher-risk data, and constraints on certain uses of sensitive data. The majority of the CPRA provisions went into effect on January 1, 2023, and additional compliance investment and potential business process changes may be required. Further, there are several legislative proposals in the United States, at both the federal and state level, that could impose new privacy and security obligations. We cannot yet determine the impact that these future laws and regulations may have on our business.
In addition, governmental authorities and private litigants continue to bring actions against companies for online collection, use, dissemination and security practices that are unfair or deceptive.
Our business is, and may in the future be, subject to a variety of other laws and regulations, including licensing, permitting, and historic designation and similar requirements; working conditions, labor, immigration and employment laws; health, safety and sanitation requirements; and compliance with the Americans with Disabilities Act (and related state and local statutes).
Any changes to the legal and regulatory framework applicable to our business, especially in the rapidly evolving area of data privacy or to a lesser extent public health and safety, could have an adverse impact on our business and our failure to comply with applicable governmental laws and regulations, or to maintain necessary permits or licenses, could result in liability or government actions that could have a material negative effect on our business and results of operations.
Our business is subject to seasonal fluctuations, and our operating results and cash flow have in the past varied, and could in the future, vary substantially from period to period.
Our revenues and expenses have been seasonal and we expect they will continue to be seasonal. For example, 15% of our revenues in Fiscal Year 2023 were derived from the Christmas Spectacular. Our revenues are highest in the second quarter of our fiscal year when these performances primarily occur. As a result, our business earns a disproportionate amount of its revenue and operating income in the second quarter of each fiscal year. Therefore, our operating results and cash flow reflect significant variation from period to period and will continue to do so in the future. Consequently, period-to-period comparisons of our operating results may not necessarily be meaningful and the operating results of one period are not indicative of our financial performance during a full fiscal year. This variability may adversely affect our business, results of operations and financial condition.
The unavailability of systems upon which we rely may have a material negative effect on our business and results of operations.
We rely upon various internal and third-party software or systems in the operation of our business, including, with respect to ticket sales, credit card processing, email marketing, point of sale transactions, database, inventory, human resource management and financial systems. From time to time, certain of these arrangements may not be covered by long-term agreements. The failure or unavailability of these internal or third-party services or systems, depending upon its severity and duration, could have a material negative effect on our business and results of operations.

Labor matters may have a material negative effect on our business and results of operations.
As a result of labor market disruptions due to lingering effects of the COVID-19 pandemic and otherwise, we have in the past faced difficulty in maintaining staffing at our venues and retaining talent in our corporate departments. As a result, we have had to scale back hours and days of operations in certain markets and venues. If we are unable to attract and retain qualified people or to do so on reasonable terms, our venues could be short staffed or become more expensive to operate and affect our ability to meet our customers’ demand, any of which could materially adversely affect our business and results of operations.
Our business is dependent upon the efforts of unionized workers. As of June 30, 2023, approximately 5,820 full-time and part-time employees, who represent approximately 70% of the Company’s workforce, were subject to CBAs. Approximately 26% of such union employees are subject to CBAs that expired as of June 30, 2023 and approximately 20% are subject to CBAs that will expire by June 30, 2024 if they are not extended prior thereto. Any labor disputes, such as strikes or lockouts, with the unions with which we have CBAs could have a material negative effect on our business and results of operations (including our ability to produce or present concerts, programming, theatrical productions, sporting events and other events).
Additionally, NBA and NHL players are covered by CBAs. Both leagues have experienced labor difficulties in the past and may have labor issues in the future, such as player strikes or management lockouts. If any Knicks or Rangers games are cancelled because of any such labor difficulties, the loss of revenue, including from customers who would have attended home games at The Garden would have a negative impact on our business and results of operations.
There is a risk of injuries and accidents in connection with our venues, which could subject us to personal injury or other claims; we are subject to the risk of adverse outcomes or negative publicity in other types of litigation.
There are inherent risks associated with producing and hosting events and operating, maintaining, renovating or constructing our venues. As a result, personal injuries, accidents and other incidents have occurred and may occur from time to time, which have in the past and could in the future subject us to claims and liabilities.
These risks may not be covered by insurance or could involve exposures that exceed the limits of any applicable insurance policy. Incidents in connection with events at any of our venues could also reduce attendance at our events and may have a negative impact on our revenue and results of operations. We seek to obtain contractual indemnities for events at our venues that we do not promote, and under the Arena License Agreements, MSG Sports and the Company have reciprocal indemnity obligations to each other in connection with the home games of the Knicks and Rangers held at The Garden. While we also maintain insurance policies that provide coverage for incidents in the ordinary course of business, there can be no assurance that such indemnities or insurance will be adequate at all times and in all circumstances.
From time to time, the Company, its subsidiaries and/or our affiliates are involved in various legal proceedings, including proceedings or lawsuits brought by governmental agencies, stockholders, customers, employees, private parties and other stakeholders. The outcome of litigation is inherently unpredictable and, regardless of the merits of the claims, litigation may be expensive, time-consuming, disruptive to our operations and distracting to management. In addition, publicity from these matters could negatively impact our business or reputation, regardless of the accuracy of such publicity. As a result, we may incur liability from litigation (including in connection with settling such litigation) which could be material and for which we may not have available or adequate insurance coverage, or be subject to other forms of non-monetary relief which may adversely affect the Company. By its nature, the outcome of litigation is difficult to assess and quantify, and its continuing defense is costly. The liabilities and any defense costs we incur in connection with any such litigation could have an adverse effect on our business and results of operations.
Risks Related to Indebtedness and Financial Condition
We have substantial indebtedness and are highly leveraged, which could adversely affect our business.
The Company is highly leveraged with a significant amount of debt and may continue to incur additional debt in the future. As of June 30, 2023, our total indebtedness was $643 million, $16 million of which matures before the end of fiscal year 2024.
On June 30, 2022, MSG National Properties, LLC (“MSG National Properties”) and certain other subsidiaries entered into a five-year $650 million senior secured term loan facility (the “National Properties Term Loan Facility”) and a five-year $100 million revolving credit facility (the “National Properties Revolving Credit Facility” and, together with the National Properties Term Loan Facility, the “National Properties Facilities”), which are guaranteed by MSG Entertainment Holdings, to fund working capital needs, for general corporate purposes of MSG National Properties and its subsidiaries, and to make distributions to MSG Entertainment Holdings (the “National Properties Credit Agreement”). As of June 30, 2023, outstanding letters of credit were $8.4 million and the remaining balance available under the National Properties Revolving Credit Facility was $74.5 million. The National Properties Facilities will mature on June 30, 2027. The principal obligations under the National Properties Term Loan Facility are to be repaid in quarterly installments beginning with the fiscal quarter ended March 31, 2023, in an aggregate amount equal to 2.50% per annum (0.625% per quarter), stepping up to 5.0% per annum (1.25% per quarter) in the fiscal quarter ending September 30, 2025, with the balance due at the maturity of the facility. The principal obligations under the National Properties Revolving Credit Facility are due at the maturity of the facility. The National Properties Credit Agreement also includes financial covenants requiring MSG National Properties and its restricted subsidiaries to maintain a specified minimum liquidity level, a specified minimum debt service coverage ratio and specified maximum total leverage ratio.
As a result of this indebtedness, we are required to make interest and principal payments on our borrowings that are significant in relation to our revenues and cash flows. These payments reduce our earnings and cash available for other potential business purposes. Furthermore, our interest expense could increase if interest rates increase (including in connection with rising inflation) because our indebtedness bears interest at floating rates or to the extent we have to refinance existing debt with higher cost debt.

In addition, the ability of MSG National Properties to draw on its revolving credit facility will depend on its ability to meet certain financial covenants and other conditions. This leverage also exposes us to significant risk by limiting our flexibility in planning for, or reacting to, changes in our business (whether through competitive pressure or otherwise), the entertainment and hospitality industries and the economy at large. Although our cash flows could decrease in these scenarios, our required payments in respect of indebtedness would not decrease.
In addition, our ability to make payments on, or repay or refinance, such debt, and to fund our operating and capital expenditures, depends largely upon our future operating performance and our ability to access the credit markets. Our future operating performance, to a certain extent, is subject to general economic conditions, recession, fears of recession, and financial, competitive, regulatory and other factors that are beyond our control. If we are unable to generate sufficient cash flow to service our debt and meet our other commitments, we may need to refinance all or a portion of our debt, or raise additional debt or equity capital. We cannot provide assurance that we could do so on commercially reasonable terms or at all, or that these actions would be sufficient to meet our capital requirements.
Even if our future operating performance is strong, limitations on our ability to access the capital or credit markets, including as a result of general economic conditions, unfavorable terms or general reductions in liquidity may adversely and materially impact our business, financial condition and results of operations.
The failure to satisfy the covenants, including any inability to attain a covenant waiver, and other requirements under the credit agreement could trigger a default thereunder, acceleration of outstanding debt thereunder and a demand for payment under the guarantee provided by MSG Entertainment Holdings, which would negatively impact our liquidity and could have a negative effect on our business.
Our variable rate indebtedness subjects us to interest rate risk, which has caused, and may continue to cause, our debt service obligations to increase significantly.
Borrowings under our facilities are at variable rates of interest and expose us to interest rate risk. The interest rate on the National Properties Facilities was 7.70% as of June 30, 2023. Interest rates have increased significantly (including in connection with rising inflation), and, as a result, our debt service obligations on our variable rate indebtedness have increased significantly even though the amount borrowed remains the same, and our net income and cash flows, including cash available for servicing our indebtedness, have correspondingly decreased. Further increases in interest rates will cause additional increases in our debt service obligations.
We have incurred substantial operating losses, adjusted operating losses and negative cash flow and there is no assurance we will have operating income, positive adjusted operating income or positive cash flow in the future.
We incurred operating income (loss) of $105.0 million and $(5.6) million for Fiscal Year 2023 and Fiscal Year 2022, respectively. In addition, we have in prior periods incurred operating losses and negative cash flow and there is no assurance that we will have operating income, adjusted operating income, or positive cash flow in the future. Significant operating losses may limit our ability to raise necessary financing, or to do so on favorable terms, as such losses could be taken into account by potential investors, lenders and the organizations that issue investment ratings on indebtedness. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors Affecting Results of Operations.”
Sphere Entertainment’s management identified a material weakness during Fiscal Year 2022, which has now been remediated. If we identify other material weaknesses or adverse findings in the future, our ability to report our financial condition or results of operations accurately or timely may be adversely affected, which may result in a loss of investor confidence in our financial reports, significant expenses to remediate any internal control deficiencies, and ultimately have an adverse effect on the market price of our common stock.
Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, as amended, our management will be required to report on, and our independent registered public accounting firm will be required to attest to, the effectiveness of our internal control over financial reporting. Currently, we are an emerging growth company, and are exempt from complying with the auditor attestation requirements of Section 404, but we will be subject to the requirements in the future. The rules governing the standards that must be met for management to assess internal control over financial reporting are complex and require significant documentation, testing and possible remediation. In addition, if we fail to maintain the adequacy of our internal control over financial reporting, we will not be able to conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. If we fail to achieve and maintain an effective internal control environment, we could suffer misstatements in our financial statements and fail to meet our reporting obligations, which would likely cause investors to lose confidence in our reported financial information. This could result in significant expenses to remediate any internal control deficiencies and lead to a decline in our stock price.
Once we are subject to these requirements, our management may be unable to conclude in future periods that our disclosure controls and procedures are effective due to the effects of various factors, which may, in part, include unremediated material weaknesses in internal controls over financial reporting. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in those reports is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, we may not be able to identify and remediate other control deficiencies, including material weaknesses, in the future.
Subsequent to the filing of the Fiscal Year 2021 Form 10‑K, Sphere Entertainment management evaluated an immaterial accounting error related to interest costs that should have been capitalized for the Sphere in Las Vegas in Fiscal Years 2021, 2020 and 2019 and in the fiscal quarter ended September 30, 2021, as prescribed by Accounting Standards Codification Topic 835-20 — Capitalization of Interest. As a result of the accounting error, Sphere Entertainment re-evaluated the effectiveness of its internal control over financial reporting and identified a material weakness as of June 30, 2021, September 30, 2021, December 31, 2021 and March 31, 2022. Sphere Entertainment undertook certain remediation efforts by implementing additional controls which were operating effectively as of June 30, 2022, and as a result, Sphere Entertainment’s management has concluded that the material weakness has been remediated and its internal control over financial reporting was effective as of June 30, 2022. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. In the MSGE Distribution, the internal control structure of Sphere Entertainment was transferred to our company, and we now provide those services under the Transition Services Agreement with Sphere Entertainment.
Risks Related to Cybersecurity and Intellectual Property
The success of our business and other operations depends, in part, on the integrity of our systems and infrastructure, as well as affiliate and third-party computer systems, computer networks and other communication systems. System interruption and the lack of integration and redundancy in these systems and infrastructure may have an adverse impact on our business, financial condition and results of operations.
System interruption and the lack of integration and redundancy in the information systems and infrastructure, both of our own websites and other computer systems and of affiliate and third-party software, computer networks and other communications systems service providers on which we rely with respect to ticket sales, credit card processing, email marketing, point of sale transactions, database, inventory, human resource management and financial systems, may adversely affect our ability to operate websites or apps, process and fulfill transactions, respond to customer inquiries and generally maintain cost-efficient operations. Such interruptions could occur by virtue of natural disaster, malicious actions, such as hacking or acts of terrorism or war, or human error. With respect to third-party software or systems, certain of these arrangements are not covered by long-term agreements. In addition, the loss of some or all of certain key personnel could require us to expend additional resources to continue to maintain our software and systems and could subject us to systems interruptions.
While we have backup systems and offsite data centers for certain aspects of our operations, disaster recovery planning by its nature cannot be for all eventualities. In addition, we may not have adequate insurance coverage to compensate for any or all losses from a major interruption. If any of these adverse events were to occur, it could adversely affect our business, financial condition and results of operations.
We face continually evolving cybersecurity and similar risks, which could result in loss, disclosure, theft, destruction or misappropriation of, or access to, our confidential information and cause disruption of our business, damage to our brands and reputation, legal exposure and financial losses.
Through our operations, we collect and store, including by electronic means, certain personal, proprietary and other sensitive information, including payment card information, that is provided to us through purchases, registration on our websites, mobile applications, or otherwise in communication or interaction with us. These activities require the use of online services and centralized data storage, including through third-party service providers. Data maintained in electronic form is subject to the risk of security incidents, including breach, compromise, intrusion, tampering, theft, destruction, misappropriation or other malicious activity. Our ability to safeguard such personal and other sensitive information, including information regarding the Company and our customers, sponsors, partners and employees, independent contractors and vendors, is important to our business. We take these matters seriously and take significant steps to protect our stored information, including the implementation of systems and processes to thwart malicious activity. These protections are costly and require ongoing monitoring and updating as technologies change and efforts to overcome security measures become more sophisticated. See “— Economic and Operational Risks — We are subject to extensive governmental regulation and our failure to comply with these regulations may have a material negative effect on our business and results of operations.”
Despite our efforts, the risks of a security incident cannot be entirely eliminated and our information technology and other systems that maintain and transmit consumer, sponsor, partner, Company, employee and other confidential and proprietary information may be compromised due to employee error or other circumstances such as malware or ransomware, viruses, hacking and phishing attacks, denial-of-service attacks, business email compromises, or otherwise. A compromise of our or our vendors’ systems could affect the security of information on our network or that of a third-party service provider. Additionally, outside parties may attempt to fraudulently induce employees, vendors or users to disclose sensitive, proprietary or confidential information in order to gain access to data and systems. As a result, our or our customers’ or affiliates’ sensitive, proprietary and/or confidential information may be lost, disclosed, accessed or taken without consent. For example, in November 2016, a payment card issue that affected cards used at merchandise and food and beverage locations at several of our New York venues and The Chicago Theatre was identified and addressed with the assistance of security firms. The issue was promptly fixed and enhanced security measures were implemented.
We also continue to review and enhance our security measures in light of the constantly evolving techniques used to gain unauthorized access to networks, data, software and systems. We may be required to incur significant expenses in order to address any actual or potential security incidents that arise and we may not have insurance coverage for any or all of such expenses. If we experience an actual or perceived security incident, our ability to conduct business may be interrupted or impaired, we may incur damage to our systems, we may lose profitable opportunities or the value of those opportunities may be diminished and we may lose revenue as a result of unlicensed use of our intellectual property. Unauthorized access to or security breaches of our systems could result in the loss of data, loss of business, severe reputational damage adversely affecting customer or investor confidence, diversion of management’s attention, regulatory investigations and orders, litigation, indemnity obligations, damages for contract breach, penalties for violation of applicable laws or regulations and significant costs for remediation that may include liability for stolen or lost assets or information and repair of system damage that may have been caused, incentives offered to customers or other business partners in an effort to maintain business relationships after a breach and other liabilities. In addition, in the event of a security incident, changes in legislation may increase the risk of potential litigation. For example, the CCPA, which provides a private right of action (in addition to statutory damages) for California residents whose sensitive personal information is breached as a result of a business’ violation of its duty to reasonably secure such information, took effect on January 1, 2020 and was expanded by the CPRA, which took effect in January 2023. A number of other states have passed similar laws and additional states may do so in the near future. Our insurance coverage may not be adequate to cover the costs of a data breach, indemnification obligations or other liabilities.
In addition, in some instances, we may have obligations to notify relevant stakeholders of security breaches. Such mandatory disclosures are costly, could lead to negative publicity, may cause our customers to lose confidence in the effectiveness of our security measures and may require us to expend significant capital and other resources to respond to or alleviate problems caused by an actual or perceived security breach.
We may become subject to infringement or other claims relating to our content or technology.
From time to time, third parties assert against us alleged intellectual property infringement claims (e.g., copyright, trademark and patent) or other claims relating to our productions, venues and brands, technologies, digital content or other content or material, some of which may be important to our business. In addition, our productions could potentially subject us to claims of defamation, violation of rights of privacy or publicity or similar types of allegations. Any such claims, regardless of their merit or outcome, could cause us to incur significant costs that could harm our results of operations. We may not be indemnified against, or have insurance coverage for, claims or costs of these types. In addition, if we are unable to continue the use of certain intellectual property rights, our business and results of operations could be materially negatively impacted.
Theft of our intellectual property may have a material negative effect on our business and results of operations.
The success of our business depends in part on our ability to maintain and monetize our intellectual property rights, including our brand logos, our technologies, digital content and other content that is material to our business. Theft of our intellectual property, including content, could have a material negative effect on our business and results of operations because it may reduce the revenue that we are able to receive from the legitimate exploitation of such intellectual property, undermine lawful distribution channels and limit our ability to control the marketing of our content and inhibit our ability to recoup or profit from the costs incurred to create such content. Litigation may be necessary to enforce our intellectual property rights or protect our trade secrets. Any litigation of this nature, regardless of the outcome, could cause us to incur significant costs as well as subject us to the other inherent risks of litigation discussed above under “— Risks Related to Our Business — There is a risk of injuries and accidents in connection with our venues, which could subject us to personal injury or other claims; we are subject to the risk of adverse outcomes or negative publicity in other types of litigation.”
Corporate Governance Risks
We are materially dependent on affiliated entities’ performances under various agreements.
We have entered into various agreements with Sphere Entertainment and MSG Sports that govern our ongoing commercial relationship, including the Arena License Agreements, sponsorship agency agreements in connection with the sale of sponsorships for the Knicks and Rangers, as well as MSG Sports’ other teams, and a trademark license agreement regarding the use of the “MSG” name.
The Company provides Sphere Entertainment and MSG Sports with certain business services pursuant to services agreements, such as information technology, accounts payable, payroll, tax, certain legal functions, human resources, insurance and risk management, government affairs, investor relations, corporate communications, benefit plan administration and reporting, and internal audit functions, as well as certain marketing functions. These services include the collection and storage of certain personal information regarding employees and/or customers as well as information regarding the Company, Sphere Entertainment, MSG Sports and our sponsors and partners. See also “— Risks Related to Cybersecurity and Intellectual Property — We face continually evolving cybersecurity and similar risks, which could result in loss, disclosure, theft, destruction or misappropriation of, or access to, our confidential information and cause disruption of our business, damage to our brands and reputation, legal exposure and financial losses.”
The services agreements and certain of the commercial arrangements are subject to potential termination in the event Sphere Entertainment or MSG Sports and the Company are no longer affiliates, as applicable.
The Company and its affiliated entities each rely on the other to perform its obligations under all of these agreements. If one of the affiliated entities were to breach, be unable to satisfy its material obligations under these agreements, including a failure to satisfy its indemnification or other financial obligations, or these agreements otherwise terminate or expire and we do not enter into replacement agreements, we could suffer operational difficulties and/or significant losses.
Sphere Entertainment owns a significant amount of our total outstanding shares in the form of shares of Class A Common Stock, which may be sold freely into the market. This has caused and could in the future cause the market price of our common stock to drop significantly, even if our business is doing well.
Sphere Entertainment retained 17,021,491 shares of our Class A common stock, representing 37.8% of our Class A common stock and 33.0% of our total outstanding shares, following the MSGE Distribution. Sphere Entertainment is required by applicable tax rules to dispose of all retained shares as soon as practicable consistent with the business purposes for the retention, and expects to dispose of such retained shares within one year of the date of the MSGE Distribution, subject to market conditions. On June 27, 2023, Sphere Entertainment completed a secondary offering of 6,037,500 shares of our Class A common stock and sold 840,053 shares of our Class A common stock to us pursuant to a stock purchase agreement. Between the launch and pricing of that offering by Sphere Entertainment, the price of our Class A common stock declined by 22%, from $39.64 per share to $31.00 per share. As of June 30, 2023, Sphere Entertainment owned approximately 23.0% of our Class A common stock. On August 9, 2023, Sphere Entertainment repaid the DDTL Facility with 1,922,750 shares of our Class A common stock, and as a result Sphere Entertainment owned approximately 19.5% of our Class A common stock as of August 9, 2023. Further sales or other dispositions of our Class A common stock retained by Sphere Entertainment or the perception that these sales or other dispositions might occur, could depress the market price of our Class A common stock and could impair our ability to raise capital through the sale of our Class A common stock.
We may have a significant indemnity obligation to Sphere Entertainment if the MSGE Distribution is treated as a taxable transaction.
We have entered into a Tax Disaffiliation Agreement with Sphere Entertainment, which sets out each party’s rights and obligations with respect to federal, state, local or foreign taxes for periods before and after the MSGE Distribution and related matters such as the filing of tax returns and the conduct of the Internal Revenue Service and other audits. Pursuant to the Tax Disaffiliation Agreement, we are required to indemnify Sphere Entertainment for losses and taxes of Sphere Entertainment resulting from the breach of certain covenants and for certain taxable gain recognized by Sphere Entertainment, including as a result of certain acquisitions of our stock or assets. If we are required to indemnify Sphere Entertainment under the circumstances set forth in the Tax Disaffiliation Agreement, we may be subject to substantial liabilities, which could materially adversely affect our financial position.
The tax rules applicable to the MSGE Distribution may restrict us from engaging in certain corporate transactions or from raising equity capital beyond certain thresholds for a period of time after the MSGE Distribution.
To preserve the tax-free treatment of the MSGE Distribution to Sphere Entertainment and its stockholders, under the Tax Disaffiliation Agreement with Sphere Entertainment, for the two-year period following the MSGE Distribution, we are subject to restrictions with respect to:
•entering into any transaction pursuant to which 50% or more of our shares or assets would be acquired, whether by merger or otherwise, unless certain tests are met;
•issuing equity securities, if any such issuances would, together with certain other transactions, in the aggregate, constitute 50% or more of the voting power or value of our capital stock;
•certain repurchases of our shares of Class A common stock;
•ceasing to actively conduct our business;
•amendments to our organizational documents (i) affecting the relative voting rights of our stock or (ii) converting one class of our stock to another;

•liquidating or partially liquidating; and
•taking any other action that prevents the MSGE Distribution and certain related transactions from being tax-free.
These restrictions may limit our ability during such period to pursue strategic transactions of a certain magnitude that involve the issuance or acquisition of our stock or engage in new businesses or other transactions that might increase the value of our business. These restrictions may also limit our ability to raise significant amounts of cash through the issuance of stock, especially if our stock price were to suffer substantial declines, or through the sale of certain of our assets.
Certain adverse U.S. federal income tax consequences might apply to non-U.S. holders that hold our Class A common stock if we are treated as a USRPHC.
We have not made a determination as to whether we are deemed to be a USRPHC, as defined in section 897(c)(2) of the Internal Revenue Code of 1986, as amended (the “Code”). In general, we would be considered a USRPHC if, on any applicable determination date, the fair market value of our “U.S. real property interests” equals or exceeds 50% of the aggregate fair market value of our worldwide real property interests and our other assets used or held for use in a trade or business (all as determined for U.S. federal income tax purposes). However, because the determination of whether we are a USRPHC turns on the relative fair market value of our U.S. real property interests and our other assets, and because the USRPHC rules are complex and the determination of whether we are a USRPHC depends on facts and circumstances that may be beyond our control, we can give no assurance as to our USRPHC status. If we are treated as a USRPHC, certain adverse U.S. federal income tax consequences might apply to non-U.S. holders that hold our Class A common stock. A beneficial owner of our Class A common stock that is a non-U.S. holder should consult its tax advisor as to the particular tax consequences that would be applicable to such holder if we are treated as a USRPHC.
We do not have an operating history as a stand-alone public company.
Prior to the MSGE Distribution, our operations were a part of Sphere Entertainment, and Sphere Entertainment provided us with various financial, operational and managerial resources for conducting our business. Following the MSGE Distribution, we maintain our own credit and banking relationships and perform certain of our own financial and operational functions. We cannot assure you that we have successfully put in place the financial, operational and managerial resources necessary to operate as a public company or that we will be able to be profitable doing so.
Our historical financial results may not be representative of our results as a separate, stand-alone company.
Historical financial information we have included in this Annual Report on Form 10-K through April 20, 2023 has been derived from the consolidated financial statements and accounting records of Sphere Entertainment and does not necessarily reflect what our financial position, results of operations or cash flows would have been had we been a separate, stand-alone company during the periods presented. Although Sphere Entertainment did account for the Entertainment business (inclusive of the Sphere business) as a separate business segment, we were not operated as a separate, stand-alone company for the historical periods presented. The historical costs and expenses reflected in our consolidated and combined financial statements include an allocation for certain corporate functions historically provided by Sphere Entertainment, including general corporate expenses and employee benefits and incentives. These allocations were based on what we and Sphere Entertainment considered to be reasonable reflections of the historical utilization levels of these services required in support of our business. The historical information does not necessarily indicate what our results of operations, financial position, cash flows or costs and expenses will be in the future.
We have incurred and may in the future incur additional material costs and expenses as a result of our separation from Sphere Entertainment.
We have incurred and may in the future incur additional material costs and expenses greater than those we incurred prior to our separation from Sphere Entertainment. These increased costs and expenses have arisen and may arise from various factors, including financial reporting and costs associated with complying with federal securities laws (including compliance with the Sarbanes-Oxley Act). In addition, we expect to either maintain similar, or have increased, corporate and administrative costs and expenses to those we incurred while part of Sphere Entertainment, even though following the MSGE Distribution we are a smaller, stand-alone company. We cannot assure you that these costs will not be material to our business.
If we are unable to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, or our internal control over financial reporting is not effective, the reliability of our financial statements may be questioned and our stock price may suffer.
Section 404 of the Sarbanes-Oxley Act requires any company subject to the reporting requirements of the U.S. securities laws to do a comprehensive evaluation of its and its consolidated subsidiaries’ internal control over financial reporting. To comply with this statute, we will eventually be required to document and test our internal control procedures, our management will be required to assess and issue a report concerning our internal control over financial reporting, and our independent auditors will be required to issue an opinion on the Company’s internal controls over financial reporting. The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation to meet the detailed standards under the rules. During the course of its testing, our management may identify material weaknesses or deficiencies which may not be remedied in time to meet the deadline imposed by the Sarbanes-Oxley Act. If our management cannot favorably assess the effectiveness of our internal control over financial reporting or our auditors identify material weaknesses in our internal controls, investor confidence in our financial results may weaken, and our stock price may suffer.
The reduced disclosure requirements applicable to us as an “emerging growth company” may make our Class A common stock less attractive to investors.
We are an “emerging growth company” as defined in the Jumpstart Our Business (JOBS) Act, and we may avail ourselves of certain exemptions from various reporting requirements of public companies that are not “emerging growth companies,” including, but not limited to, an exemption from complying with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, and, like smaller reporting companies, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirement of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We may remain an emerging growth company for up to five full fiscal years following the MSGE Distribution. We will cease to be an emerging growth company, and, therefore, become ineligible to rely on the above exemptions, if we: (a) have more than $1.235 billion in annual revenue in a fiscal year; (b) issue more than $1 billion of non-convertible debt over a three-year period; or (c) become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) which would generally occur after: (i) we have filed at least one annual report; (ii) we have been a Securities and Exchange Commission (“SEC”) reporting company for at least 12 months; and (iii) the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions.
If some investors find our common stock less attractive as a result of the exemptions available to us as an emerging growth company, there may be a less active trading market for our common stock and our value may be more volatile than that of an otherwise comparable company that does not avail itself of the same or similar exemptions.
We are controlled by the Dolan Family. As a result of their control, the Dolan Family has the ability to prevent or cause a change in control or approve, prevent or influence certain actions by the Company.
We have two classes of common stock:
•Class A common stock, par value $0.01 per share, which is entitled to one vote per share and is entitled collectively to elect 25% of our Board; and
•Class B common stock, par value $0.01 per share, which is entitled to 10 votes per share and is entitled collectively to elect the remaining 75% of our Board.
As of June 30, 2023, the Dolan family, including trusts for the benefit of members of the Dolan family (collectively, the “Dolan Family Group”) collectively owns all of our Class B common stock, approximately 4.3% of our outstanding Class A common stock (inclusive of options exercisable and restricted stock units vesting within 60 days of June 30, 2023) and approximately 62.2% of the total voting power of all our outstanding common stock (in each case, inclusive of exercisable options). The members of the Dolan Family Group holding Class B common stock are parties to a Stockholders Agreement, which has the effect of causing the voting power of the holders of our Class B common stock to be cast as a block with respect to all matters to be voted on by holders of our Class B common stock. Under the Stockholders Agreement, the shares of Class B common stock owned by members of the Dolan Family Group (representing all of the outstanding Class B common stock) are to be voted on all matters in accordance with the determination of the Dolan Family Committee (as defined below), except that the decisions of the Dolan Family Committee are non-binding with respect to the Class B common stock owned by certain Dolan family trusts that collectively own approximately 40.5% of the outstanding Class B common stock (“Excluded Trusts”). The “Dolan Family Committee” consists of Charles F. Dolan and his six children, James L. Dolan, Thomas C. Dolan, Patrick F. Dolan, Kathleen M. Dolan, Marianne Dolan Weber and Deborah A. Dolan-Sweeney. The Dolan Family Committee generally acts by majority vote, except that approval of a going-private transaction must be approved by a two-thirds vote and approval of a change-in-control transaction must be approved by not less than all but one vote. The voting members of the Dolan Family Committee are James L. Dolan, Thomas C. Dolan, Kathleen M. Dolan, Deborah A. Dolan-Sweeney and Marianne Dolan Weber, with each member having one vote other than James L. Dolan, who has two votes. Because James L. Dolan has two votes, he has the ability to block Dolan Family Committee approval of any Company change in control transaction. Shares of Class B common stock owned by Excluded Trusts will on all matters be voted on in accordance with the determination of the Excluded Trusts holding a majority of the Class B common stock held by all Excluded Trusts, except in the case of a vote on a going private transaction or a change in control transaction, in which case a vote of trusts holding two-thirds of the Class B common stock owned by Excluded Trusts is required.
The Dolan Family Group is able to prevent a change in control of our Company and no person interested in acquiring us would be able to do so without obtaining the consent of the Dolan Family Group. The Dolan Family Group, by virtue of its stock ownership, has the power to elect all of our directors subject to election by holders of Class B common stock, and is able collectively to control stockholder decisions on matters on which holders of all classes of our common stock vote together as a single class. These matters could include the amendment of some provisions of our certificate of incorporation and the approval of fundamental corporate transactions.
In addition, the affirmative vote or consent of the holders of at least 66 2/3% of the outstanding shares of the Class B common stock, voting separately as a class, is required to approve:
•the authorization or issuance of any additional shares of Class B common stock, and
•any amendment, alteration or repeal of any of the provisions of our certificate of incorporation that adversely affects the powers, preferences or rights of the Class B common stock.
As a result, the Dolan Family Group has the power to prevent such issuance or amendment.
The Dolan Family Group also controls Sphere Entertainment, MSG Sports and AMC Networks.
The members of the Dolan Family Group entered into an agreement with the Company in which they agreed that, during the 12-month period beginning on the MSGE Distribution date, the Dolan Family Group would obtain the prior approval of a majority of the Company’s Independent Directors prior to acquiring common stock of the Company through a tender offer that results in members of the Dolan Family Group owning more than 50% of the total number of outstanding shares of common stock of the Company. For purposes of this agreement, the term “Independent Directors” means the directors of the Company who have been determined by our Board to be independent directors for purposes of NYSE corporate governance standards.
We have elected to be a “controlled company” for NYSE purposes, which allows us not to comply with certain of the corporate governance rules of the NYSE.
The members of the Dolan Family Group have entered into a Stockholders Agreement relating, among other things, to the voting of their shares of our Class B common stock. As a result, we are a “controlled company” under the corporate governance rules of the NYSE. As a controlled company, we have the right to elect not to comply with the corporate governance rules of the NYSE requiring: (i) a majority of independent directors on our Board; (ii) an independent corporate governance and nominating committee; and (iii) an independent compensation committee. Our Board has elected for the Company to be treated as a “controlled company” under NYSE corporate governance rules and not to comply with the NYSE requirement for a majority-independent board of directors and for an independent corporate governance and nominating committee because of our status as a controlled company. Nevertheless, our Board has elected to comply with the NYSE requirement for an independent compensation committee.
Future stock sales, including as a result of the exercise of registration rights by certain of our stockholders, could adversely affect the trading price of our Class A common stock.
All of the shares of our Class A common stock are freely tradable without restriction or further registration under the Securities Act unless the shares are owned by our “affiliates” as that term is defined in the rules under the Securities Act. Shares held by “affiliates” may be sold in the public market only if registered or if they qualify for an exemption from registration under Rule 144.
As described below, certain parties have registration rights covering a portion of our shares of Class A common stock.
We have entered into registration rights agreements with Charles F. Dolan, members of his family, and certain Dolan family interests that provide them with “demand” and “piggyback” registration rights with respect to approximately 8.5 million shares of Class A common stock (inclusive of exercisable options), including shares issuable upon conversion of shares of Class B common stock.
We have also entered into a Stockholder and Registration Rights Agreement with Sphere Entertainment, pursuant to which we provided Sphere Entertainment with “demand” and “piggyback” registration rights with respect to the 17,021,491 shares of Class A common stock it owned following the MSGE Distribution, inclusive of the shares sold in the secondary offering by Sphere Entertainment on June 27, 2023 and shares repurchased by the Company through Sphere Entertainment’s repayment of the DDTL Facility on August 9, 2023. In addition, Sphere Entertainment has agreed to vote the Class A common stock that it owns in proportion to the votes cast by the other holders of the Company’s Class A common stock on such matter, to the extent such shares of Class A common stock are entitled to be voted on such matter. The shares of Class A common stock owned by Sphere Entertainment will be present at all stockholder meetings for quorum purposes. Sphere Entertainment has granted the Company an irrevocable proxy to implement these voting agreements. Sphere Entertainment is required by applicable tax rules to dispose of all the retained shares, which represented approximately 19.5% of the outstanding shares of our Class A common stock as of August 9, 2023, as soon as practicable consistent with the business purposes for the retention, and expects to dispose of such retained shares within one year of the date of the MSGE Distribution, subject to market conditions.

Sales of a substantial number of shares of Class A common stock, including sales pursuant to these registration rights agreements, could adversely affect the market price of the Class A common stock and could impair our future ability to raise capital through an offering of our Class A common stock. Such adverse effects could be particularly negative during the period between the completion of the MSGE Distribution and the time when Sphere Entertainment completes its disposition of the retained shares.
We share certain directors and officers with Sphere Entertainment, MSG Sports and/or AMC Networks, which means those officers will not devote their full time and attention to our affairs and the overlap may give rise to conflicts.
James L. Dolan serves as the Executive Chairman and Chief Executive Officer of both the Company and Sphere Entertainment and as the Executive Chairman of MSG Sports. James L. Dolan also currently serves as Non-Executive Chairman of AMC Networks. In addition, Gregg G. Seibert serves as a Vice Chairman of the Company, MSG Sports, Sphere Entertainment and AMC Networks and Charles F. Dolan serves as Chairman Emeritus of AMC Networks concurrently with his service on our Board. Furthermore, nine of the members of our Board also serve as directors of Sphere Entertainment, nine serve as directors of MSG Sports and five serve as directors of AMC Networks, including our Executive Chairman and Chief Executive Officer, who serves as Non-Executive Chairman of AMC Networks. There is no overlap of Class A Directors between Sphere Entertainment and the Company. We refer to these persons as “Overlap Persons.” The Overlap Persons may have actual or apparent conflicts of interest with respect to matters involving or affecting each company. For example, there will be the potential for a conflict of interest when we, on the one hand, and Sphere Entertainment, MSG Sports, and/or AMC Networks and their respective subsidiaries and successors, on the other hand, look at certain acquisitions and other corporate opportunities that may be suitable for more than one of the companies. Also, conflicts may arise if there are issues or disputes under the commercial arrangements that will exist between an Other Entity and us. In addition, certain of our directors and officers continue to own stock and/or stock options or other equity awards of an Other Entity. These ownership interests could create actual, apparent or potential conflicts of interest when these individuals are faced with decisions that could have different implications for our Company and an Other Entity. See the section entitled “Certain Relationships and Related Party Transactions — Certain Relationships and Potential Conflicts of Interest” in the Company’s Information Statement, dated April 3, 2023, filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on April 4, 2023 (the “Information Statement”) for a discussion of certain procedures we have instituted to help ameliorate such potential conflicts that may arise.
Our overlapping directors and officers with Sphere Entertainment, MSG Sports and/or AMC Networks may result in the diversion of corporate opportunities to Sphere Entertainment, MSG Sports and/or AMC Networks, and other conflicts and provisions in our amended and restated certificate of incorporation may provide us no remedy in that circumstance.
The Company’s amended and restated certificate of incorporation acknowledges that directors and officers of the Company may also be serving as directors, officers, employees or agents of an Other Entity, and that the Company may engage in material business transactions with such Other Entities. The Company has renounced its rights to certain business opportunities and the Company’s amended and restated certificate of incorporation provides that no Overlap Person will be liable to the Company or its stockholders for breach of any fiduciary duty that would otherwise occur by reason of the fact that any such individual directs a corporate opportunity (other than certain limited types of opportunities set forth in our amended and restated certificate of incorporation) to one or more of the Other Entities instead of the Company, or does not refer or communicate information regarding such corporate opportunities to the Company. These provisions in our amended and restated certificate of incorporation will also expressly validate certain contracts, agreements, arrangements and transactions (and amendments, modifications or terminations thereof) between the Company and the Other Entities and, to the fullest extent permitted by law, provide that the actions of the Overlap Person in connection therewith are not breaches of fiduciary duties owed to the Company, any of its subsidiaries or their respective stockholders. See the section entitled “Description of Capital Stock — Certain Corporate Opportunities and Conflicts” in the Information Statement.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
We own the Madison Square Garden Complex, which includes The Garden (with a maximum capacity of approximately 21,000 seats) and The Theater at Madison Square Garden (with a maximum capacity of approximately 5,600 seats) in New York City, comprising approximately 1,100,000 square feet; and The Chicago Theatre (with a maximum capacity of approximately 3,600 seats) in Chicago comprising approximately 72,600 square feet.
Significant properties that are leased in New York City include approximately 363,000 square feet housing Madison Square Garden Entertainment Corp.’s administrative and executive offices with approximately 47,000 square feet of space that is subleased to MSG Sports, approximately 577,000 square feet comprising Radio City Music Hall (with a maximum capacity of approximately 6,000 seats) and approximately 57,000 square feet comprising the Beacon Theatre (with a maximum capacity of approximately 2,800 seats). For more information on our venues, see “Item 1. Business — Our Business — Our Venues.”

Our Madison Square Garden Complex is subject to and benefits from various easements, including over the “breezeway” into Madison Square Garden from Seventh Avenue in New York City (which we share with other property owners). Our ability to continue to utilize this and other easements requires us to comply with certain conditions. Moreover, certain adjoining property owners have easements over our property, which we are required to maintain so long as those property owners meet certain conditions.
Item 3. Legal Proceedings
The Company is a defendant in various lawsuits. Although the outcome of lawsuits cannot be predicted with certainty (including the extent of available insurance, if any), management does not believe that resolution of these lawsuits will have a material adverse effect on the Company.
Item 4. Mine Safety Disclosures
Not applicable.
PART II
Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our Class A common stock, par value $0.01 per share (“Class A Common Stock”), is listed on the New York Stock Exchange (the “NYSE”) under the symbol “MSGE.” The Company’s Class A Common Stock began “regular way” trading on the NYSE on April 21, 2023.
Performance Graph
The following graph compares the relative performance of our Class A Common Stock, the Russell 2000 Index and the Bloomberg Americas Entertainment Index. This graph covers the period from April 21, 2023 through June 30, 2023. The comparison assumes an investment of $100 on April 21, 2023 and reinvestment of dividends. The stock price performance included in this graph is not necessarily indicative of future stock performance. The Russell 2000 Index and the Bloomberg Americas Entertainment Index are included for comparative purposes only. They do not necessarily reflect management’s opinion that such indices are an appropriate measure of the relative performance of the stock involved and they are not intended to forecast or be indicative of possible future performance of our common stock.

Comparison of Cumulative Total Return
$115
$110
$105
$100
$95
$90
4/21/23
4/30/23
5/31/23
6/30/23
Madison Square Garden Entertainment Corp.
Russell 2000 Index
Bloomberg Americas Entertainment Index

	Base Period 4/21/23	4/30/23	5/31/23	6/30/23
Madison Square Garden Entertainment Corp.	$100.00	$104.13	$113.23	$108.49
Russell 2000 Index	100.00	98.76	97.85	105.80
Bloomberg Americas Entertainment Index	100.00	101.30	98.80	108.33
This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or incorporated by reference into any of our filings under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.
As of June 30, 2023, there were 683 holders of record of our Class A Common Stock. There is no public trading market for our Class B common stock, par value $0.01 per share (“Class B Common Stock”). As of June 30, 2023, there were 15 holders of record of our Class B Common Stock.
We did not pay any dividends on our common stock during Fiscal Year 2023 and do not have any current plans to pay a cash dividend on our common stock for the foreseeable future.
Issuer Purchases of Equity Securities
As of June 30, 2023, the Company had approximately $225 million remaining under the $250 million Class A Common Stock share repurchase program authorized by the Company’s Board of Directors on March 29, 2023. Under the authorization, shares of Class A Common Stock may be purchased from time to time in open market or private transactions, block trades or such other manner as the Company may determine (including through repayment by Sphere Entertainment of the DDTL Facility with shares of the Company’s Class A Common Stock) in accordance with applicable insider trading and other securities laws and regulations. The timing and amount of purchases will depend on market conditions and other factors. On June 27, 2023, the Company repurchased 840,053 shares of Common Stock for approximately $25 million from Sphere Entertainment Group, LLC.
The following table provides information with respect to the Company’s purchases of its Class A Common Stock during the quarter ended June 30, 2023:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Fair Value of Shares that May Yet Be Purchased Under the Program
April 2023	—	$—	—
May 2023	—	—	—
June 2023	840,053	29.76	840,053
	840,053	$29.76	840,053	$225,000,023
Securities Authorized for Issuance Under Equity Compensation Plans
The information required by this Item is incorporated by reference to the definitive Proxy Statement for our 2023 Annual Meeting of Stockholders, which is expected to be filed with the SEC within 120 days of our fiscal year end.
Item 6. [RESERVED]

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In this MD&A, there are statements concerning the future operating and future financial performance of Madison Square Garden Entertainment Corp., (formerly MSGE Spinco, Inc.) (“MSG Entertainment”) and its direct and indirect subsidiaries (collectively, “we,” “us,” “our” “MSG Entertainment,” or the “Company”). Words such as “expects,” “anticipates,” “believes,” “estimates,” “may,” “will,” “should,” “could,” “potential,” “continue,” “intends,” “plans,” and similar words and terms used in the discussion of future operating and future financial performance identify forward-looking statements. Investors are cautioned that such forward-looking statements are not guarantees of future performance, results or events and involve risks and uncertainties and that actual results or developments may differ materially from the forward-looking statements as a result of various factors. Factors that may cause such differences to occur include, but are not limited to:
•the level of our expenses, including our corporate expenses;
•the level of our revenues, which depends in part on the popularity of the Christmas Spectacular Starring the Radio City Rockettes (the “Christmas Spectacular”), the sports teams whose games are played at Madison Square Garden (“The Garden”), and other events which are presented in our venues;
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
•competition, for example, from other venues and sports and entertainment options, including of new competing venues;
•our ability to effectively manage any impacts of a pandemic or other public health emergency (including COVID-19 variants) as well as renewed actions taken in response by governmental authorities or certain professional sports leagues, including ensuring compliance with rules and regulations imposed upon our venues, to the extent applicable;
•the effect of any postponements or cancellations by third-parties or the Company due to operational challenges and other health and safety concerns or as a result of a pandemic or other public health emergency (such as the partial cancellation of the 2021 production of the Christmas Spectacular);
•the extent to which attendance at our venues may be impacted by government actions, renewed health concerns by potential attendees and reduced tourism;
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
•the costs associated with, and the outcome of, litigation, including any negative publicity, and other proceedings to the extent uninsured, including litigation or other claims against companies we invest in or acquire;
•the impact of governmental regulations or laws, changes in how those regulations and laws are interpreted, as well as the continued benefit of certain tax exemptions and the ability to maintain necessary permits or licenses;
•the impact of any government plans to redesign New York City’s Penn Station;

•the impact of sports league rules, regulations and/or agreements and changes thereto;
•the substantial amount of debt incurred, the ability of our subsidiaries to make payments on, or repay or refinance, such debt under the National Properties Credit Agreement and our ability to obtain additional financing, to the extent required;
•financial community perceptions of our business, operations, financial condition and the industries in which we operate;
•the performance by Madison Square Garden Sports Corp. (together with its subsidiaries, as applicable, “MSG Sports”) of its obligations under various agreements with the Company and ongoing commercial arrangements, including the Arena License Agreements;
•the tax-free treatment of the MSGE Distribution (as defined below);
•our ability to achieve the intended benefits of the MSGE Distribution;
•failure of the Company or Sphere Entertainment Co. (together with its subsidiaries, as applicable, “Sphere Entertainment”) to satisfy its obligations under transition services agreements, or other agreements entered into in connection with the MSGE Distribution;
•our status as an emerging growth company; and
•the additional factors described under “Risk Factors” in this Annual Report on Form 10-K.
These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in “Risk Factors.” Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Form 10-K may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

You should not rely upon forward-looking statements as predictions of future events. We cannot guarantee that the future results, levels of activity, performance or events and circumstances reflected in the forward-looking statements will be achieved or occur. Moreover, except as required by law, neither we nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements. We undertake no obligation to update publicly any forward-looking statements for any reason after the date of this Annual Report on Form 10-K to conform these statements to actual results or to changes in our expectations.
All dollar amounts included in the following MD&A are presented in thousands, except as otherwise noted.
Introduction
This MD&A is provided as a supplement to, and should be read in conjunction with, the Company’s audited consolidated and combined annual financial statements and footnotes thereto included in Item 8 of this Annual Report on Form 10-K to help provide an understanding of our financial condition, changes in financial condition and results of operations.
Our MD&A is organized as follows:
MSGE Distribution and Business Overview. This section provides a general description of our business, as well as other matters that we believe are important in understanding our results of operations and financial condition and in anticipating future trends.
Results of Operations. This section provides an analysis of our results of operations for Fiscal Year 2023 and 2022, on a consolidated and combined basis, respectively. Analysis of our results of operations for Fiscal Year 2022, including a comparison of Fiscal Year 2022 to Fiscal Year 2021, is included in the Company’s Information Statement, dated April 3, 2023 filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on April 4, 2023.
Liquidity and Capital Resources. This section provides a discussion of our financial condition and liquidity, as well as an analysis of our cash flows for Fiscal Year 2023 and Fiscal Year 2022. The discussion of our financial condition and liquidity includes summaries of our primary sources of liquidity, our contractual obligations and off-balance sheet arrangements that existed at June 30, 2023.
Seasonality of Our Business. This section discusses the seasonal performance of our business.
Recently Issued Accounting Pronouncements and Critical Accounting Policies. This section cross-references a discussion of critical accounting policies considered to be important to our financial condition and results of operations and which require significant judgment and estimates on the part of management in their application. Our critical accounting policies and recently issued accounting pronouncements, are discussed included in Item 7 and 8, respectively, of this Annual Report on Form 10-K.

MSGE Distribution and Business Overview
On April 20, 2023 (the “MSGE Distribution Date”), Sphere Entertainment distributed approximately 67% of the shares of outstanding common stock of MSG Entertainment to its stockholders (the “MSGE Distribution”), with Sphere Entertainment retaining approximately 33% of the outstanding shares of common stock of MSG Entertainment (in the form of Class A common stock) (the “MSGE Retained Interest”) immediately following the MSGE Distribution. As a result, the Company became an independent publicly traded company on April 21, 2023 through the MSGE Distribution. As of August 9, 2023, Sphere Entertainment owned approximately 17% of the outstanding common stock of the Company (in the form of Class A common stock).

In the MSGE Distribution, stockholders of Sphere Entertainment received (a) one share of MSG Entertainment’s Class A common stock, par value $0.01 per share, for every share of Sphere Entertainment’s Class A common stock, par value $0.01 per share, held of record as of the close of business, New York City time, on April 14, 2023 (the “Record Date”), and (b) one share of MSG Entertainment’s Class B common stock, par value $0.01 per share, for every share of Sphere Entertainment’s Class B common stock, par value $0.01 per share, held of record as of the close of business, New York City time, on the Record Date.

The Company is a live entertainment company comprised of iconic venues and marquee entertainment content. Utilizing the Company’s powerful brands and live entertainment expertise, the Company delivers unique experiences that set the standard for excellence and innovation while forging deep connections with diverse and passionate audiences.
We manage our business through one reportable segment. The Company’s portfolio of venues includes: The Garden, the Theater at Madison Square Garden, Radio City Music Hall, the Beacon Theatre, and The Chicago Theatre. The Company also includes the original production, the Christmas Spectacular, and our entertainment and sports bookings business, which showcases a broad array of compelling concerts, family shows and special events, as well as a diverse mix of sporting events, for millions of guests annually.
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
Description of Our Business
The Company produces, presents and hosts live entertainment events, including (i) concerts, (ii) sports events, and (iii) other live events such as family shows, performing arts events and special events, in our diverse collection of venues. The scope of our collection of venues enables us to showcase acts that cover a wide spectrum of genres and popular appeal.
Although we primarily license our venues to third-party promoters for a fee, we also promote or co-promote shows. If we serve as promoters or co-promoters of a show, we have economic risk relating to the event.
The Company also creates, produces and/or presents live productions that are performed in the Company’s venues. This includes the Christmas Spectacular production, which features the world-famous Rockettes and which has been performed at Radio City Music Hall for 89 years.
The Company also historically owned a controlling interest in Boston Calling Events, LLC (“ BCE”), the entertainment production company that owns and operates the Boston Calling Music Festival. The Company disposed of its controlling interest in BCE on December 2, 2022.
Revenue Sources
The Company earns revenue from several primary sources: ticket sales to our audiences for live events that we produce or promote/co-promote, license fees for our venues paid by third-party promoters or licensees in connection with events that we do not produce or promote/co-promote, facility and ticketing fees, concessions, sponsorships and signage, suite license fees at The Garden, merchandising and tours at certain of our venues. The amount of revenue and expense recorded by the Company for a given event depends to a significant extent on whether the Company is promoting or co-promoting the event or is licensing a venue to a third party or MSG Sports. See “— Description of Our Business — Revenue Sources — Venue License Fees” below for further discussion of our venue licensing arrangements with MSG Sports.

Ticket Sales and Suite Licenses
For our productions and for entertainment events in our venues that we promote, we recognize revenues from the sale of tickets to our audiences. We sell tickets to the public through our box office, via our websites and ticketing agencies and through group sales. The amount of revenue we earn from ticket sales depends on the number of shows and the mix of events that we promote, the capacity of the venue used, the extent to which we can sell to fully utilize the capacity, and our ticket prices.
The Garden has 21 Event Level suites, 58 Lexus Level suites, 18 Infosys Level suites, the Caesars Sportsbook Lounge, Suite Sixteen and the Hub Loft. Suite licenses at The Garden are generally sold to corporate customers with the majority being multi-year licenses with annual escalators.
Under standard suite licenses, the licensees pay an annual license fee, which varies depending on the location of the suite. The license fee includes, for each seat in the suite, tickets for events at The Garden for which tickets are sold to the general public, subject to certain exceptions. In addition, suite holders separately pay for food and beverage service in their suites at The Garden. Revenues from the sale of suite licenses are shared between the Company and MSG Sports. Revenues for the Company’s suite license arrangements are recorded on a gross basis, as the Company is the principal in such transactions and controls the related goods or services until transfer to the customer. MSG Sports’ share of the Company’s suite license revenue is recognized in the combined statements of operations as a component of direct operating expenses. The revenue sharing expense recognized by the Company for MSG Sports’ share of suite license revenue at The Garden is based on a 67.5% allocation to MSG Sports pursuant to the Arena License Agreements.
Venue License Fees
For entertainment events held at our venues that we do not produce, promote or co-promote, we typically earn revenue from venue license fees charged to the third-party promoter or producer of the event. The amount of license fees we charge varies by venue, as well as by the size of the production and the number of days utilized, among other factors. Our fees typically include both the cost of renting space in our venues and costs for providing event staff, such as front-of-house and back-of-house staff, including stagehands, electricians, laborers, box office staff, ushers and security as well as production services such as staging, lighting and sound.
The Company is party to Arena License Agreements with MSG Sports that, among other things, require the Knicks and the Rangers to play their home games at The Garden in exchange for fixed annual license fees scheduled to be paid monthly over the term of the agreement. The Company accounts for these license fees as operating lease revenue given that the Company provides MSG Sports with the right to direct the use of and obtain substantially all of the economic benefit from The Garden during Knicks and Rangers home games. Operating lease revenue is recognized on a straight-line basis over the term, adjusted pursuant to the terms of the Arena License Agreements, which is comprised of non-consecutive periods of use when MSG Sports uses The Garden generally for their professional sports teams’ preseason and regular season home games. As such, operating lease revenue is recognized ratably as events occur.
The Arena License Agreements allow for certain reductions in the license fees during periods when The Garden is not available for use due to a force majeure event. As a result of the government-mandated suspension of events at The Garden due to the impact of the COVID-19 pandemic, at the beginning of Fiscal Year 2021, The Garden was not available for use. Capacity restrictions, use limitations and social distancing requirements were in place for the entirety of the Knicks and Rangers 2020- 21 regular seasons, which materially impacted the payments we received under the Arena License Agreements for Fiscal Year 2021. On July 1, 2021, the Knicks and Rangers began paying the full amounts provided for under their respective Arena License Agreements. The Knicks and the Rangers each completed their 2021-2022 82-game regular seasons, with the Rangers advancing to the playoffs.
Facility and Ticketing Fees
For all public and ticketed events held in our venues aside from MSG Sports home games, we also earn additional revenues on substantially all tickets sold, whether we promote/co-promote the event or license the venue to a third party. These revenues are earned in the form of certain fees and assessments, including the facility fees we charge, and vary by venue.
Concessions
We sell food and beverages during substantially all events held at our venues. In addition to concession-style sales of food and beverages, which represent the majority of our concession revenues, we also generate revenue from catering for our suites at The Garden. Pursuant to the Arena License Agreements related to the use of The Garden by MSG Sports, the Company shares with MSG Sports revenues and related expenses associated with sales of food and beverages (including suite catering) during Knicks and Rangers games at The Garden.
Revenue generated from in-venue food and beverage sales at MSG Sports’ events is recognized by the Company on a gross basis, with a corresponding revenue sharing expense for MSG Sports’ share of such sales recorded within direct operating expense. The Arena License Agreements require the Company to pay 50% of the net proceeds generated from in-venue food and beverage sales to MSG Sports.
Merchandise
We earn revenues from the sale of merchandise related to our proprietary productions and other live entertainment events that take place at our venues. The majority of our merchandise revenues are generated through on-site sales during performances of our productions and other live events. We also generate revenues from sales of our Christmas Spectacular merchandise, such as ornaments and apparel, through traditional retail channels. Revenues associated with Christmas Spectacular merchandise are generally recorded on gross basis (as principal). Typically, revenues from our merchandise sales at our non-proprietary events relate to sales of merchandise provided by the artist, the producer or promoter of the event and are generally subject to a revenue sharing arrangement and are generally recorded on a net basis (as agent).
Pursuant to the Arena License Agreements, the Company receives 30% of revenues, net of taxes and credit card fees, recorded on a net basis (agent), from the sale of MSG Sports teams merchandise sold at The Garden.
Signage and Sponsorship
We earn revenues through the sale of signage space and sponsorship rights in connection with our venues, productions and other live entertainment events. Signage revenues generally involve the sale of advertising space at The Garden during entertainment events and otherwise in our venues. We also earn our revenues through the sale of outdoor signage around the Madison Square Garden complex and Penn Station.
Sponsorship agreements may require us to use the name, logos and other trademarks of sponsors in our advertising and in promotions for our venues, productions and other live entertainment events. Sponsorship arrangements may be exclusive within a particular sponsorship category or non-exclusive and generally permit a sponsor to use the name, logos and other trademarks of our productions, events and venues in connection with their own advertising and in promotions in our venues or in the community.
Under the Arena License Agreements, the Company shares certain sponsorship and signage revenues with MSG Sports. Pursuant to these agreements, MSG Sports has the rights to sponsorship and signage revenue that is specific to Knicks and Rangers events. The Company and MSG Sports also entered into sponsorship sales representation agreements, under which the Company has the right and obligation to sell and service sponsorships for the sports teams of MSG Sports, in exchange for a commission.
Expenses
Our principal expenses are payments made to performers of our productions, staging costs and day-of-event costs associated with events, and advertising costs. In addition, our expenses include costs associated with the ownership, lease, maintenance and operation of our venues, along with our corporate and other supporting functions.
Performer Payments
Our proprietary productions are performed by talented actors, dancers, singers, musicians and entertainers. In order to attract and retain this talent, we are required to pay our performers an amount that is commensurate with both their abilities and the demand for their services from other entertainment companies. Our productions typically feature ensemble casts (such as the Rockettes), where most of our performers are paid based on a standard “scale,” pursuant to collective bargaining agreements we negotiate with the performers’ unions. Certain performers, however, have individually negotiated contracts.
Staging Costs
Staging costs for our proprietary events as well as other events that we promote include the costs of sets, lighting, display technologies, special effects, sound and all of the other technical aspects involved in presenting a live entertainment event. These costs vary substantially depending on the nature of the particular show, but tend to be highest for large-scale theatrical productions, such as the Christmas Spectacular. For concerts we promote, the performer usually provides a fully produced show. Along with performer salaries, the staging costs associated with a given production are an important factor in the determination of ticket prices.
Day-of-Event Costs
For days in which the Company stages its productions, promotes an event or provides one of our venues to a third-party promoter under a license fee arrangement, the event is charged the variable costs associated with such event, including box office staff, stagehands, ticket takers, ushers, security, and other similar expenses. In situations where we provide our venues to a third-party promoter under a license fee arrangement, day-of-event costs are typically included in the license fees charged to the promoter. Under the Arena License Agreements related to the use of The Garden by MSG Sports, the Company is

reimbursed for day-of-event costs (as defined under the Arena License Agreements). The Company records such reimbursements as reductions to direct operating expenses.
Venue Usage
The Company’s consolidated and combined financial statements include expenses associated with the ownership, maintenance and operation of The Garden, which the Company and MSG Sports use in their respective operations.
Revenue Sharing Expenses
As discussed above, MSG Sports’ share of the Company’s suites licenses, venue signage and certain sponsorship and concessions revenue is reflected within direct operating expense as revenue sharing expenses.
Marketing and Advertising Costs
We incur significant costs promoting our productions and other events through various advertising campaigns, including advertising on social and digital platforms, television, outdoor platforms and radio, and in newspapers. In light of the intense competition for entertainment events, such expenditures are a necessity to drive interest in our productions and encourage members of the public to purchase tickets to our shows.
Other Expenses
The Company’s selling, general and administrative expenses primarily consist of administrative costs, including compensation, professional fees, advertising sales commissions, as well as sales and marketing costs, including non-event related advertising expenses. Operating expenses also include corporate overhead costs and venue operating expenses. Venue operating expenses include the non-event related costs of operating the Company’s venues, and include such costs as rent for the Company’s leased venues, real estate taxes, insurance, utilities, repairs and maintenance, and labor related to the overall management of the venues.
Factors Affecting Results of Operations
In addition to the discussion under the section “Factors Affecting Comparability” below, the operating results of our business are largely dependent on our ability to attract concerts and other events to our venues, revenues under various agreements entered into with MSG Sports, and the continuing popularity of the Christmas Spectacular at Radio City Music Hall. Certain of these factors in turn depend on the popularity and/or performance of the professional sports teams whose games we host at The Garden.
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
Factors Affecting Comparability
MSGE Distribution
The activities from April 21, 2023 to June 30, 2023 included in the statement of operations for the year ended June 30, 2023 are prepared on a consolidated basis, as the Company became a standalone public company on April 21, 2023. The Company's combined statements of operations for the years ended June 30, 2022 and 2021, as well as the financial information for the period of July 1, 2022 to April 20, 2023 that is included in the results of operations for the year ended June 30, 2023 were prepared on a standalone basis derived from the consolidated financial statements and accounting records of the Company’s former parent, Sphere Entertainment, and are presented as carve-out financial statements as MSG Entertainment was not a standalone public company prior to the MSGE Distribution.
The combined statements of operations for the year ended June 30, 2022 and 2021, as well as the financial information for the period of July 1, 2022 to April 20, 2023 that is included in the results of operations for the year ended June 30, 2023, include allocations for certain support functions that were provided on a centralized basis and not historically recorded at the business unit level by Sphere Entertainment, such as expenses related to executive management, finance, legal, human resources, government affairs, information technology, and venue operations among others. As part of the MSGE Distribution, certain corporate and operational support functions were transferred to the Company and therefore, charges were reflected in order to burden all business units comprising Sphere Entertainment’s historical operations. These expenses were allocated on the basis of direct usage when identifiable, with the remainder allocated on a pro-rata basis of combined assets, headcount or other measures of the Company and Sphere Entertainment, which are recorded as a reduction of either direct operating expenses or selling, general and administrative expenses.
Management believes the assumptions underlying the combined financial statements, including the assumptions regarding allocating general corporate expenses, are reasonable. Nevertheless, the combined financial statements do not include all of the actual expenses that would have been incurred by the Company and may not reflect its combined results of operations, financial position and cash flows had it been a separate, standalone company during the periods presented. Actual costs that would have been incurred if the Company had been a separate, standalone company would depend on multiple factors, including organizational structure and strategic decisions made in various areas, including information technology and infrastructure. See Note 1. Description of Business and Basis of Presentation to the consolidated and combined financial statements included in Item 8 of this Annual Report on Form 10-K for additional information.
Impact of the COVID-19 Pandemic on Our Business
The Company’s operations and operating results were not materially impacted by the COVID-19 pandemic during Fiscal Year 2023, as compared to Fiscal Year 2022, which was materially impacted by fewer ticketed events at our venues in the first half of Fiscal Year 2022 due to the lead-time required to book touring acts and artists and the postponement or cancellation of select events (including the partial cancellation of the 2021 production of the Christmas Spectacular) during the second and third quarters of the Fiscal Year 2022 as a result of an increase in COVID-19 cases.

It is unclear to what extent COVID-19, including variants thereof, or another pandemic or public health emergency, could result in new government- or league-mandated capacity or other restrictions, vaccination/mask requirements, or impact the use of and/or demand for our venues and our sponsorship and advertising assets, deter our employees and vendors from working at our venues (which may lead to difficulties in staffing) or otherwise materially impact our operations. For more information about the risks to the Company as a result of the COVID-19 pandemic and its impact on our operating results, see “Item 1A. Risk Factors” included elsewhere in this Form 10-K for further details.
Advertising Sales Representation Agreement Termination
Prior to December 31, 2022, the Company was a party to an advertising sales representation agreement (the “Networks Advertising Sales Representation Agreement”) with Sphere Entertainment’s subsidiary, MSGN Holdings, L.P. (“MSG Networks LP”), pursuant to which the Company had the exclusive right and obligation to sell MSG Networks LP advertising availabilities for a commission. The Networks Advertising Sales Representation Agreement was terminated effective as of December 31, 2022. For Fiscal Years 2023, 2022, and 2021, the Company recognized $8,802, $20,878 and $13,698 of revenues, respectively, under the advertising sales representation agreement with MSG Networks.

The termination of the Networks Advertising Sales Representation Agreement has impacted the operating results of the Company for Fiscal Year 2023 and will impact the operating results of the Company on a go forward basis. As a result, after December 31, 2022, the Company no longer recognizes advertising sales commission revenue or the employee costs related to the MSG Networks LP advertising sales agency.

Results of Operations
Consolidated and Combined Results of Operations
Comparison of Fiscal Year 2023 versus Fiscal Year 2022
The table below sets forth, for the periods presented, certain historical financial information.

	Years Ended June 30,		Change
	2023	2022	Amount	Percentage
Revenues	$851,496	$653,490	$198,006	30%
Direct operating expenses	(499,929)	(417,301)	(82,628)	20%
Selling, general and administrative expenses	(180,216)	(167,132)	(13,084)	8%
Depreciation and amortization	(60,463)	(69,534)	9,071	(13)%
Gains, net on dispositions	4,361	—	4,361	NM
Restructuring charges	(10,241)	(5,171)	(5,070)	98%
Operating income (loss)	105,008	(5,648)	110,656	NM
Interest expense, net	(44,625)	(45,960)	1,335	(3)%
Loss on extinguishment of debt	—	(35,629)	35,629	(100)%
Other income (expense), net	17,389	(49,033)	66,422	(135)%
Income (loss) from operations before income taxes	77,772	(136,270)	214,042	157%
Income tax (expense) benefit	(1,728)	70	(1,798)	NM
Net income (loss)	76,044	(136,200)	212,244	156%
Less: Net loss attributable to nonredeemable noncontrolling interests	(553)	(2,864)	2,311	(81)%
Net income (loss) attributable to MSG Entertainment’s stockholders	$76,597	$(133,336)	$209,933	157%
________________
NM — Absolute percentages greater than 200% and comparisons from positive to negative values or to zero values are considered not meaningful.
Revenues
Revenues for Fiscal Year 2023 increased $198,006 as compared to Fiscal Year 2022. The net increase in revenue was attributable to the following:

Increase in event-related revenues	$95,393
Increase in revenues from the presentation of the Christmas Spectacular	74,668
Increase in revenues subject to the sharing of economics with MSG Sports pursuant to the Arena License Agreements	35,537
Increase in venue-related sponsorship, signage and suite license fee revenues	16,998
Decrease in revenues due to the disposition of Boston Calling Events, LLC during the current fiscal year	(18,559)
Decrease in commissions due to termination of the Networks Advertising Sales Representation Agreement	(12,076)
Other net increases	6,045
$198,006
The increase in event-related revenues reflects (i) higher revenues from concerts of $92,889 and (ii) higher revenues from other live entertainment and other sporting events of $2,504 during Fiscal Year 2023. The increase in revenue from concerts was primarily due to an increase in the number of concerts held at the Company’s venues, including the impact from the return of live events in the fiscal first quarter as compared to limited live events held in the first quarter of Fiscal Year 2022 (due to the COVID-19 pandemic) and higher per-concert revenue during Fiscal Year 2023.
The Company had 181 Christmas Spectacular performances during the 2022-23’s holiday season as compared to 101 performances in the prior year’s holiday season due to the partial cancellation of the 2021 production. For the 2022-23 holiday season, approximately 930,000 tickets were sold, representing an over 25% increase in attendance on a per-show basis as compared to the prior year.
The increase in revenues from the presentation of the Christmas Spectacular production was primarily due to higher ticket-related revenues, as compared to the prior year period. This reflected the increase in the number of performances and, to a lesser extent, higher per-show paid attendance, both as compared to the prior year period.
The increase in revenues subject to the sharing of economics with MSG Sports pursuant to the Arena License Agreements primarily reflects higher suite license fee revenues and to a lesser extent higher food beverage and merchandise at Knicks and Rangers games. The increase in suite license fee revenues also reflects the return of live events at the Company’s venues in the fiscal first quarter as compared to limited live events held during the first quarter of Fiscal Year 2022 (due to the COVID-19 pandemic).
The increase in venue-related sponsorship, signage, and suite license fee revenues was primarily due to the return of live events at the Company’s venues as compared to limited live events held during the first quarter of Fiscal Year 2022 and higher suite sales.
Direct operating expenses
Direct operating expenses for Fiscal Year 2023 increased $82,628 as compared to Fiscal Year 2022. The net increase in direct operating expenses was attributable to the following:

Increase in event-related direct operating expenses, as discussed below	$47,883
Increase in expenses associated with the sharing of economics with MSG Sports pursuant to the Arena License Agreements	26,945
Increase in direct operating expenses associated with the Christmas Spectacular	11,790
Increase in direct operating expenses associated with the Arena License Agreements	7,502
Increase in venue operating costs	6,242
Decrease in direct operating expenses due to the disposition of Boston Calling Events, LLC in the current fiscal year	(19,650)
Other net increases	1,916
$82,628
The increase in event-related direct operating expenses reflects (i) higher direct operating expenses from concerts of $48,373, partially offset by (ii) lower direct operating expenses form other sporting and live entertainment events of $489 during Fiscal Year 2023. The increase in event-related direct operating expenses primarily reflects an increase in the number of concerts held at the Company’s venues as compared to the prior year period.
The increase in direct operating expenses associated with the sharing of economics with MSG Sports pursuant to the Arena License Agreements primarily reflects the increase in suite license fee revenues related to Knicks’ and Rangers’ games at The Garden.
The increase in direct operating expenses associated with the Christmas Spectacular was primarily due to the increase in the number of performances as compared to the prior year periods.
Selling, general, and administrative expenses

Selling, general, and administrative expenses for Fiscal Year 2023 increased $13,084, or 8%, to $180,216 as compared to Fiscal Year 2022. Results for Fiscal Year 2022 reflect the allocation of corporate and administrative costs based on the accounting requirements for the preparation of carve-out statements. These results do not include all of the expenses that would have been incurred by MSG Entertainment had it been a standalone public company for Fiscal Year 2022. Fiscal Year 2023 reflects the impact of carve-out accounting through the April 20, 2023 spin-off date and, thereafter, reflects the results of the Company on a fully standalone basis. The increase in selling, general, and administrative expenses were mainly due to additional professional fees and employee compensation and benefits, offset by carve out allocations and the impact of the Company’s transition services agreement with Sphere Entertainment.

Gains (loss), net on dispositions
Gains (loss), net on dispositions for Fiscal Year 2023 was a gain of $4,361 as compared to $0 in Fiscal Year 2022. The gain was due to the gain on sale of the Company’s controlling interest in Boston Calling Events, LLC (the “BCE Disposition”), partially offset by the net loss on the disposal of a corporate aircraft during Fiscal Year 2023.
Depreciation and amortization
Depreciation and amortization for Fiscal Year 2023 decreased $9,071, or 13%, to $60,463 as compared to Fiscal Year 2022 primarily due to certain intangible assets being fully amortized and the disposal of a corporate aircraft during Fiscal Year 2023.
Restructuring charges
Restructuring charges for Fiscal Year 2023 increased $5,070, to $10,241 as compared to the prior year period. The restructuring charges relate to the termination benefits provided due to a workforce reduction of certain executives and employees as part of Sphere Entertainment’s cost reduction program implemented in Fiscal Year 2023.
Operating Income
Operating income for Fiscal Year 2023 improved $110,656 to $105,008 as compared to an operating loss of $5,648 in Fiscal Year 2022. The improvement in operating income was primarily due to the increase in revenues, and, to a lesser extent a decrease in depreciation and amortization, offset by higher direct operating expenses and selling, general and administration expenses.
Interest expense, net
Interest expense, net for Fiscal Year 2023 was $44,625 as compared to $45,960 in Fiscal Year 2022, a decrease of $1,335, as a result of decrease in amortization of deferred financing costs following the refinancing of MSG National Properties, LLC’s (“MSG National Properties”) prior term loan facility in June 2022 and the absence of notes payable to BCE following the BCE Disposition, partially offset by an increase in interest rates.
Loss on extinguishment of debt
For Fiscal Year 2023, the Company did not incur any losses on the extinguishment of debt as compared to a loss of $35,629 in Fiscal Year 2022 due to the extinguishment of MSG National Properties’ prior term loan facility in June 2022.
Other income (expense), net
For Fiscal Year 2023, other income, net was $17,389 as compared to other expense, net of $49,033 for Fiscal Year 2022, an improvement of $66,422. The change was primarily due to (i) an increase in unrealized gains of $43,619 and $22,273 associated with the investments in DraftKings Inc. (“DraftKings”) and Townsquare Media, Inc. (“Townsquare”), respectively, and (ii) realized gains of $2,608 and $975 associated with the Company’s sale of investments in DraftKings and Townsquare, respectively, in Fiscal Year 2023, partially offset by a $281 increase in other pension costs.
Income taxes
Income tax expense for Fiscal Year 2023 of $1,728 differs from income tax benefit derived from applying the statutory federal rate of 21% to the pretax loss primarily due to (i) a decrease in the valuation allowance of $34,147 and offset by (ii) tax expense of $3,861 related to nondeductible officers’ compensation and (iii) state income tax expense of $13,033.
Income tax benefit for Fiscal Year 2022 of $70 differs from income tax benefit derived from applying the statutory federal rate of 21% to the pretax loss primarily due to (i) an increase in the valuation allowance of $31,679 and (ii) tax expense of $8,125 related to nondeductible officers’ compensation, partially offset by (iii) state income tax benefit of $12,141.
See Note 16. Income Taxes to the consolidated and combined financial statements included elsewhere in this Annual Report on Form 10-K for further details on the components of income tax and a reconciliation of the statutory federal rate to the effective tax rate.
Adjusted operating income (loss) (“AOI”)
The Company evaluates performance based on several factors, of which the key financial measure is operating income (loss) before the following adjustments, which is referred to as adjusted operating income (loss) (“AOI”), a financial measure not calculated in accordance with U.S. generally accepted accounting principles (“GAAP”). We define adjusted operating income (loss) as operating income (loss) excluding:
(i) the impact of non-cash straight-line leasing revenue associated with the Arena License Agreements with MSG Sports,
(ii)    depreciation, amortization and impairments of property and equipment, goodwill and intangible assets,

(iii) share-based compensation expense,
(iv)    restructuring charges or credits,
(v)    merger and acquisition-related costs, including litigation expenses,
(vi) gains or losses on sales or dispositions of businesses and associated settlements,
(vii) the impact of purchase accounting adjustments related to business acquisitions,
(viii) gains and losses related to the remeasurement of liabilities under MSG Entertainment’s Executive Deferred Compensation Plan, and
(ix) amortization for capitalized cloud computing arrangement costs.
The Company believes that given the length of the Arena License Agreements and resulting magnitude of the difference in leasing revenue recognized and cash revenue received, the exclusion of non-cash leasing revenue provides investors with a clearer picture of the Company's operating performance. Management believes that this adjustment is beneficial for other incremental reasons as well. This adjustment provides senior management, investors and analysts with important information regarding a long-term related party agreement with MSG Sports. In addition, this adjustment is included under the Company’s debt covenant compliance calculations and is a component of the performance measures used to evaluate, and compensate, senior management of the Company. The Company believes that the exclusion of share-based compensation expense or benefit allows investors to better track the performance of the Company’s business without regard to the settlement of an obligation that is not expected to be made in cash. The Company eliminates merger and acquisition-related costs, when applicable, because the Company does not consider such costs to be indicative of the ongoing operating performance of the Company as they result from an event that is of a non-recurring nature, thereby enhancing comparability. In addition, management believes that the exclusion of gains and losses related to the remeasurement of liabilities under the MSG Entertainment’s Executive Deferred Compensation Plan, provides investors with a clearer picture of the Company’s operating performance given that, in accordance with GAAP, gains and losses related to the remeasurement of liabilities under the MSG Entertainment’s Executive Deferred Compensation Plan are recognized in Operating (income) loss whereas gains and losses related to the remeasurement of the assets under the MSG Entertainment’s Executive Deferred Compensation Plan, which are equal to and therefore fully offset the gains and losses related to the remeasurement of liabilities, are recognized in Other income (expense), net, which is not reflected in Operating income (loss).
The Company believes AOI is an appropriate measure for evaluating the operating performance of the Company on a consolidated and combined basis. AOI and similar measures with similar titles are common performance measures used by investors and analysts to analyze the Company’s performance. The Company uses revenues and AOI measures as the most important indicators of its business performance and evaluates management’s effectiveness with specific reference to these indicators.
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
The following is a reconciliation of operating income to adjusted operating income:

	Years Ended June 30,		Change
	2023	2022	Amount	Percentage
Operating income (loss)	$105,008	$(5,648)	$110,656	NM
Non-cash portion of arena license fees from MSG Sports (a)	(26,545)	(27,754)	1,209
Share-based compensation expense	29,521	37,746	$(8,225)
Depreciation and amortization	60,463	69,534	$(9,071)
Restructuring charges	10,241	5,171	$5,070
Gains, net on dispositions	(4,361)	—	$(4,361)
Amortization for capitalized cloud computing arrangement costs	600	39	$561
Remeasurement of deferred compensation plan liabilities	121	46	$75
Adjusted operating income	$175,048	$79,134	$95,914	121%
________________
NM (not meaningful) — Absolute percentages greater than 200% and comparisons from positive to negative values or to zero values are considered not meaningful.
(a)    This adjustment represents the non-cash portion of operating lease revenue related to the Company’s Arena License Agreements with MSG Sports. Pursuant to GAAP, recognition of operating lease revenue is recorded on a straight-line basis over the term of the agreement based upon the value of total future payments under the arrangement. As a result, operating lease revenue is comprised of a contractual cash component plus or minus a non-cash component for each period presented. Operating income on a GAAP basis includes lease income of (i) $41,524 and $40,319 collected in cash for Fiscal Years 2023 and 2022, respectively, and (ii) a non-cash portion of $26,545 and $27,754 for Fiscal Years 2023 and 2022, respectively.
Net loss attributable to nonredeemable noncontrolling interests
For Fiscal Year 2023, the Company posted a net loss attributable to nonredeemable noncontrolling interests of $553 in comparison to a net loss attributable to nonredeemable noncontrolling interests of $2,864 for Fiscal Year 2022. These amounts represent the share of net loss of BCE that is not attributable to the Company, prior to the BCE Disposition on December 2, 2022.
Comparison of Fiscal Year 2022 versus the Fiscal Year 2021
Analysis of our results of operations for Fiscal Year 2022, including a comparison of Fiscal Year 2022 to Fiscal Year 2021, is included in the Company’s Information Statement, dated April 3, 2023, filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on April 4, 2023.
Liquidity and Capital Resources
Overview
Sources of Liquidity
Our primary sources of liquidity are cash and cash equivalents, cash flows from the operations of our businesses and available borrowing capacity under the National Properties Revolving Credit Facility (as defined below). Our principal uses of cash include working capital-related items (including funding our operations), capital spending, share repurchases, debt service, investments and related loans and advances to affiliates that we may fund from time to time. Our decisions as to the use of our available liquidity will be based upon the ongoing review of the funding needs of the business, the optimal allocation of cash resources, and the timing of cash flow generation. To the extent that we desire to access alternative sources of funding through the capital and credit markets, market conditions could adversely impact our ability to do so at that time.
We regularly monitor and assess our ability to meet our net funding and investing requirements. As of June 30, 2023, the Company’s unrestricted cash and cash equivalents balance was $76,089. The principal balance of the Company’s total debt outstanding as of June 30, 2023 was $659,279 and the Company had $74,518 of available borrowing capacity under its revolving credit facility. We believe we have sufficient liquidity from cash and cash equivalents available borrowing capacity under our credit facilities and cash flows from operations to fund our operations, and satisfy any obligations for the foreseeable future. See Note 12. Credit Facilities to the consolidated and combined financial statements included elsewhere in this Annual Report on Form 10-K for a discussion of the National Properties Facilities.

On March 29, 2023, our Board authorized a share repurchase program to repurchase up to $250,000 of the Company’s Class A common stock. Under the authorization, shares of Class A common stock may be purchased from time to time in open market or private transactions, block trades or such other manner as the Company may determine (including through repayment by Sphere Entertainment of the DDTL Facility (as defined below) with shares of the Company’s Class A common stock) in accordance with applicable insider trading and other securities laws and regulations. On June 27, 2023, the Company repurchased 840 shares of Class A Common Stock from the Sphere Entertainment for $25,000 in a private transaction, pursuant to a Stock Purchase Agreement, dated June 21, 2023, between the Company and the Sphere Entertainment.
On April 20, 2023, a subsidiary of the Company, MSG Entertainment Holdings, LLC (“MSG Entertainment Holdings”), entered into a delayed draw term loan facility (the “DDTL Facility”) with Sphere Entertainment. Pursuant to the DDTL Facility, MSG Entertainment Holdings committed to lend up to $65,000 in delayed draw term loans to Sphere Entertainment on an unsecured basis until October 20, 2024. On July 14, 2023, Sphere Entertainment drew down on the full amount of $65,000 under the DDTL Facility. On August 9, 2023, Sphere Entertainment repaid the full principal amount of the DDTL Facility and accrued interest and commitment fees by delivering to MSG Entertainment Holdings 1,923 shares of MSG Entertainment Class A common stock.

Financing Agreements
On June 30, 2022, MSG National Properties, MSG Entertainment Group, LLC and certain subsidiaries of MSG National Properties entered into a credit agreement with JP Morgan Chase Bank, N.A., as administrative agent and the lenders and letter of credit issuers party thereto (the “National Properties Credit Agreement”), providing for a five-year, $650,000 senior secured term loan facility (the “National Properties Term Loan Facility”) and a five-year, $100,000 revolving credit facility (the “National Properties Revolving Credit Facility” and, together with the National Properties Term Loan Facility, the “National Properties Facilities”). In connection with the MSGE Distribution, the National Properties Credit Agreement was amended to replace MSG Entertainment Group, LLC with MSG Entertainment Holdings as the parent guarantor. As of June 30, 2023, outstanding letters of credit were $8,382 and the remaining balance available under the National Properties Revolving Credit Facility was $74,518.
Borrowings under the current National Properties Facilities bear interest at a floating rate, which at the option of MSG National Properties may be either (a) a base rate plus an applicable margin ranging from 1.50% to 2.50% per annum, determined based on the total leverage ratio of MSG National Properties and its restricted subsidiaries (the “National Properties Base Rate”), or (b) Term SOFR plus an applicable margin ranging from 2.50% to 3.50% per annum, determined based on the total leverage ratio of MSG National Properties and its restricted subsidiaries (the “National Properties SOFR Rate”). The National Properties Credit Agreement requires MSG National Properties to pay a commitment fee ranging from 0.30% to 0.50% in respect of the daily unused commitments under the National Properties Revolving Credit Facility. MSG National Properties is also required to pay customary letter of credit fees, as well as fronting fees, to banks that issue letters of credit pursuant to the National Properties Credit Agreement. The interest rate on the National Properties Facilities as of June 30, 2023 was 7.70%.
Subject to customary notice and minimum amount conditions, the Company may voluntarily repay outstanding loans under the National Properties Facilities and terminate commitments under the National Properties Revolving Credit Facility, at any time, in whole or in part, subject only to customary breakage costs in the case of prepayment of Term SOFR loans. The principal obligations under the National Properties Term Loan Facility are to be repaid in quarterly installments beginning with the fiscal quarter ended March 31, 2023, in an aggregate amount equal to 2.50% per annum (0.625% per quarter), stepping up to 5% per annum (1.25% per quarter) in the fiscal quarter ending September 30, 2025, with the balance due at the maturity of the facility on June 30, 2027.
The National Properties Facilities will mature on June 30, 2027. The principal obligations under the National Properties Term Loan Facility are to be repaid in quarterly installments beginning with the fiscal quarter ending March 31, 2023, in an aggregate amount equal to 2.50% per annum (0.625% per quarter), stepping up to 5.0% per annum (1.25% per quarter) in the fiscal quarter ending September 30, 2025, with the balance due at the maturity of the facility. The principal obligations under the National Properties Revolving Credit Facility are due at the maturity of the facility. Under certain circumstances, MSG National Properties is required to make mandatory prepayments on loans outstanding, including prepayments in an amount equal to the net cash proceeds of certain sales of assets or casualty insurance and/or condemnation recoveries (subject to certain reinvestment, repair or replacement rights), subject to certain exceptions.
The National Properties Credit Agreement includes financial covenants requiring MSG National Properties and its restricted subsidiaries to maintain a specified minimum liquidity level, a specified minimum debt service coverage ratio and specified maximum total leverage ratio. The minimum liquidity level is set at $50,000, and is tested based on the level of average daily liquidity, consisting of cash and cash equivalents and available revolving commitments, over the last month of each quarter over the life of the National Properties Facilities. The debt service coverage ratio covenant began testing in the fiscal quarter ended December 31, 2022, and is set at a ratio of 2:1 before stepping up to 2.5:1 in the fiscal quarter ending September 30, 2024. The leverage ratio covenant began testing in the fiscal quarter ended June 30, 2023. It is tested based on the ratio of MSG National Properties and its restricted subsidiaries’ consolidated total indebtedness to adjusted operating income, with an initial maximum ratio of 6:1, stepping down to 5.5:1 in the fiscal quarter ending June 30, 2024 and 4.5:1 in the fiscal quarter ending June 30, 2026. As of June 30, 2023, MSG National Properties and its restricted subsidiaries were in compliance with the covenants of the National Properties Credit Agreement.
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

All obligations under the National Properties Facilities are guaranteed by MSG Entertainment Holdings and MSG National Properties’ existing and future direct and indirect domestic subsidiaries, other than the subsidiaries that own The Garden and certain other excluded subsidiaries (the “Subsidiary Guarantors”).
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
See Note 12. Credit Facilities to the consolidated and combined financial statements included elsewhere in this Annual Report on Form 10-K for additional information regarding the National Properties Credit Agreement, such as the scheduled repayment requirement of $16,250 in Fiscal Year 2024 and $16,250 in Fiscal Year 2025.
Letters of Credit
The Company uses letters of credit to support its business operations. As of June 30, 2023, the Company had letters of credit outstanding for an aggregate of $8,382 issued under the National Properties Revolving Credit Facility.
Cash Flow Discussion
As of June 30, 2023, cash, cash equivalents and restricted cash totaled $84,355, as compared to $62,573 as of June 30, 2022. The following table summarizes the Company’s cash flow activities for Fiscal Years 2023 and 2022:

	Years Ended June 30,
	2023	2022
Net cash provided by operating activities	$135,694	$95,351
Net cash provided by investing activities	30,305	45,440
Net cash used in financing activities	(144,217)	(396,287)
Net increase (decrease) in cash, cash equivalents and restricted cash	$21,782	$(255,496)
Operating Activities
Net cash provided by operating activities for Fiscal Year 2023 improved by $40,343 to $135,694 as compared to Fiscal Year 2022, primarily due to (i) the increase in net income and (ii) net changes in working capital assets and liabilities, which included an increase in accounts receivable and deferred revenue, a decrease in accounts payable, accrued and other current and non-current liabilities, a decrease in related party receivables, net of payables, and a decrease on operating lease right-of-use assets and lease liabilities, partially offset by higher non-cash add backs mainly for net unrealized gain on equity investments with readily determinable fair value and gains, net on dispositions recognized in Fiscal Year 2023.
Investing Activities
Net cash provided by investing activities for Fiscal Year 2023 declined by $15,135 to $30,305 as compared to Fiscal Year 2022 primarily due to (i) the absence of proceeds received from a related party loan receivable in the current year period, offset by (ii) proceeds received from the dispositions of BCE and the corporate aircraft.
Financing Activities
Net cash used in financing activities for Fiscal Year 2023 declined by $252,070 to $144,217 as compared to Fiscal Year 2022 primarily due to (i) lower net transfers to Sphere Entertainment and Sphere Entertainment’s subsidiaries in the current year period as compared to Fiscal Year 2022, (ii) the absence of debt extinguishment costs and deft financing fees in Fiscal Year 2023, offset by (iii) stock repurchases in Fiscal Year 2023.

Contractual Obligations
As of June 30, 2023, the approximate future payments under our contractual obligations were as follows:

	Payments Due by Period (c)
	Total	Year 1	Years 2-3	Years 4-5	More Than 5 Years
Leases (a)	$354,237	$38,324	39,426	45,715	$230,772
Debt repayments (b)	659,279	16,250	49,054	593,975	—
Total future contractual obligation payments	$1,013,516	$54,574	$88,480	$639,690	$230,772
_________________
(a)    Includes contractually obligated minimum lease payments for operating leases having an initial noncancellable term in excess of one year for the Company’s venues, including various corporate offices. These commitments are presented exclusive of the imputed interest used to reflect the payment’s present value. See Note 9. Leases to the consolidated and combined financial statements included elsewhere in this Annual Report on Form 10-K for more information.
(b)    See Note 12. Credit Facilities to the consolidated and combined financial statements included elsewhere in this Annual Report on Form 10-K for more information regarding the principal repayments required under the National Properties Credit Agreement.
(c)    Pension obligations have been excluded from the table above as the timing of the future cash payments is uncertain. See Note 13. Pension Plans and Other Postretirement Benefit Plans to the consolidated and combined financial statements included elsewhere in this Annual Report on Form 10-K for more information on the future funding requirements under our pension obligations.

Off Balance Sheet Arrangements
As of June 30, 2023, the Company had the following off balance sheet arrangements:

	Commitments
	June 30, 2024	June 30, 2025	June 30, 2026	June 30, 2027	June 30, 2028	Thereafter	Total
Contractual obligations	$11,225	$12,588	$16,276	$39,207	$39,563	$799,225	$918,084
Letters of credit	8,382	—	—	—	—	—	8,382
Total commitments	$19,607	$12,588	$16,276	$39,207	$39,563	$799,225	$926,466
Seasonality of Our Business
The revenues the Company earns from the Christmas Spectacular and arena license fees from MSG Sports in connection with the Knicks’ and Rangers’ use of The Garden generally means the Company earns a disproportionate share of its revenues and operating income in the second and third quarters of the Company’s fiscal year, with the first fiscal quarter being disproportionately lower.
Recently Issued Accounting Pronouncements and Critical Accounting Estimates
Recently Issued Accounting Pronouncements
See Note 2. Summary of Significant Accounting Policies to the consolidated and combined financial statements included in Item 8 of this Annual Report on Form 10-K for discussion of recently issued accounting pronouncements.
Critical Accounting Estimates
Critical accounting estimates are those that management believes are the most important to the portrayal of our financial condition and results and require the most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Judgments and uncertainties may result in materially different amounts being reported under different conditions or using different assumptions. In addition to the critical accounting estimates disclosed below, see Note 17. Related Party Transactions to the consolidated and combined financial statements included elsewhere in this Annual Report on Form 10-K for further details on corporate allocations recorded in the consolidated and combined financial statements.
The preparation of the Company’s consolidated and combined financial statements in conformity with GAAP requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenues and expenses. Management believes its use of estimates in the consolidated and combined financial statements to be reasonable. The significant accounting policies which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:
Revenue Recognition – Arrangements with Multiple Performance Obligations
The Company enters into arrangements with multiple performance obligations, such as multi-year sponsorship agreements which may derive revenues for both the Company as well as MSG Sports within a single arrangement. The Company also derives revenue from similar types of arrangements which are entered into by MSG Sports. Payment terms for such arrangements can vary by contract, but payments are generally due in installments throughout the contractual term. The performance obligations included in each sponsorship agreement vary and may include advertising and other benefits such as, but not limited to, signage at The Garden and the Company’s other venues, digital advertising, and event or property specific advertising, as well as non-advertising benefits such as suite licenses and event tickets. To the extent the Company’s multi-year arrangements provide for performance obligations that are consistent over the multi-year contractual term, such performance obligations generally meet the definition of a series as provided for under the accounting guidance. If performance obligations are concluded to meet the definition of a series, the contractual fees for all years during the contract term are aggregated and the related revenue is recognized proportionately as the underlying performance obligations are satisfied.
The timing of revenue recognition for each performance obligation is dependent upon the facts and circumstances surrounding the Company’s satisfaction of its respective performance obligation. The Company allocates the transaction price for such arrangements to each performance obligation within the arrangement based on the estimated relative standalone selling price of the performance obligation. The Company’s process for determining its estimated standalone selling prices involves management’s judgment and considers multiple factors including company specific and market specific factors that may vary depending upon the unique facts and circumstances related to each performance obligation. Key factors considered by the Company in developing an estimated standalone selling price for its performance obligations include, but are not limited to, prices charged for similar performance obligations, the Company’s ongoing pricing strategy and policies, and consideration of pricing of similar performance obligations sold in other arrangements with multiple performance obligations.
The Company incurs costs such as commissions to obtain its multi-year sponsorship agreements. The Company assesses such costs for capitalization on a contract by contract basis. To the extent costs are capitalized, the Company estimates the useful life of the related contract asset which may be the underlying contract term or the estimated customer life depending on the facts and circumstances surrounding the contract. The contract asset is amortized over the estimated useful life.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Potential Interest Rate Risk Exposure:
The Company, through its subsidiary MSG National Properties, is subject to potential interest rate risk exposure related to borrowings incurred under its credit facilities. Changes in interest rates may increase interest expense payments with respect to any borrowings incurred under these credit facilities. The effect of a hypothetical 200 basis point increase in floating interest rate prevailing as of June 30, 2023 and continuing for a full year would increase the Company’s interest expense on the outstanding amounts under the credit facilities by $13,186.
Defined Benefit Pension Plans and Other Postretirement Benefit Plans:
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
Lower discount rates increase the present value of benefit obligations and will usually increase the subsequent year’s net periodic benefit cost. The weighted-average discount rates used to determine benefit obligations as of June 30, 2023 for the Company’s Pension Plans and Postretirement Plan were 5.34% and 5.40%, respectively. A 25 basis point decrease in each of these assumed discount rates would increase the projected benefit obligations for the Company’s Pension Plans and Postretirement Plan at June 30, 2023 by $3,350 and $30, respectively.
The weighted-average discount rates used to determine service cost, interest cost and the projected benefit obligation components of net periodic benefit cost were 4.97%, 4.56% and 4.86%, respectively, for Fiscal Year 2023 for the Company’s Pension Plans. The weighted-average discount rates used to determine service cost, interest cost and the projected benefit obligation components of net periodic benefit cost were 4.89%, 4.28% and 4.63%, respectively, for Fiscal Year 2023 for the Company’s Postretirement Plan. A 25 basis point decrease in these assumed discount rates would increase the total net periodic benefit cost for the Company’s Pension Plans by $60 and would result in no impact to the net periodic benefit cost for the Company’s Postretirement Plan for Fiscal Year 2023.
The expected long-term return on plan assets is based on a periodic review and modeling of the plans’ asset allocation structures over a long-term horizon. Expectations of returns for each asset class are the most important of the assumptions used in the review and modeling, and are based on comprehensive reviews of historical data, forward-looking economic outlook, and economic/financial market theory. The expected long-term rate of return was selected from within the reasonable range of rates determined by (a) historical real returns, net of inflation, for the asset classes covered by the investment policy, and (b) projections of inflation over the long-term period during which benefits are payable to plan participants. The weighted average expected long-term rate of return on plan assets for the Company’s funded pension plans was 5.92% for Fiscal Year 2023.
Performance of the capital markets affects the value of assets that are held in trust to satisfy future obligations under the Company’s funded plans. Adverse market performance in the future could result in lower rates of return for these assets than projected by the Company which could increase the Company’s funding requirements related to these plans, as well as negatively affect the Company’s operating results by increasing the net periodic benefit cost. A 25 basis point decrease in the long-term return on pension plan assets assumption would increase net periodic pension benefit cost by $250 for Fiscal Year 2023.
Item 8. Financial Statements and Supplementary Data
The Financial Statements required by this Item 8 appear beginning on page F-1 of this Annual Report on Form 10-K, and are incorporated by reference herein.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation was carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2023 the Company’s disclosure controls and procedures were effective.
Management’s Report on Internal Control over Financial Reporting
This Annual Report on Form 10-K does not include a report of management’s assessment regarding our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) or an attestation report of our independent registered accounting firm due to a transition period established by rules of the SEC for newly public companies.

Additionally, our independent registered accounting firm will not be required to opine on the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act until we are no longer an “emerging growth company” as defined in the Jumpstart Our Business Startups (JOBS) Act.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
Information relating to our directors, executive officers and corporate governance will be included in the proxy statement for the 2023 annual meeting of the Company’s stockholders, which is expected to be filed within 120 days of our fiscal year end, and is incorporated herein by reference.
Item 11. Executive Compensation
Information relating to executive compensation will be included in the proxy statement for the 2023 annual meeting of the Company’s stockholders, which is expected to be filed within 120 days of our fiscal year end, and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information relating to the beneficial ownership of our common stock will be included in the proxy statement for the 2023 annual meeting of the Company’s stockholders, which is expected to be filed within 120 days of our fiscal year end, and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information relating to certain relationships and related transactions and director independence will be included in the proxy statement for the 2023 annual meeting of the Company’s stockholders, which is expected to be filed within 120 days of our fiscal year end, and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
Information relating to principal accountant fees and services will be included in the proxy statement for the 2023 annual meeting of the Company’s stockholders, which is expected to be filed within 120 days of our fiscal year end, and is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules

Page No.
The following documents are filed as part of this report:

1.	The financial statements as indicated in the index set forth on page	F- 1

2.	Financial statement schedule:
Schedule supporting consolidated and combined financial statements:
	Schedule II — Valuation and Qualifying Accounts	54
Schedules other than that listed above have been omitted, since they are either not applicable, not required or the information is included elsewhere herein.

3.	Exhibits:
The following documents are filed as exhibits hereto:

EXHIBIT NO.	DESCRIPTION
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

3.1
Second Amended and Restated Certificate of Incorporation of Madison Square Garden Entertainment Corp. (formerly MSGE Spinco, Inc.), dated April 20, 2023 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on April 24, 2023).

3.2
Amended By-Laws of Madison Square Garden Entertainment Corp. (formerly MSGE Spinco, Inc.), dated April 20, 2023 (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed on April 24, 2023).

4.1
Registration Rights Agreement, dated March 31, 2023, by and among Madison Square Garden Entertainment Corp. (formerly MSGE Spinco, Inc.) and The Charles F. Dolan Children Trusts (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on April 24, 2023).

4.2
Registration Rights Agreement, dated March 31, 2023, by and among Madison Square Garden Entertainment Corp. (formerly MSGE Spinco, Inc.) and The Dolan Family Affiliates (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on April 24, 2023).

4.3
Stockholder and Registration Rights Agreement, dated as of March 29, 2023, between Sphere Entertainment Co. (formerly Madison Square Garden Entertainment Corp.) and Madison Square Garden Entertainment Corp. (formerly MSGE Spinco, Inc.) (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form 10 filed on March 30, 2023).

4.4	Description of Capital Stock.
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

EXHIBIT NO.	DESCRIPTION
10.3
Employee Matters Agreement, dated as of March 29, 2023, between Sphere Entertainment Co. (formerly Madison Square Garden Entertainment Corp.) and Madison Square Garden Entertainment Corp. (formerly MSGE Spinco, Inc.) (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form 10 (file No. 001-41627) filed on March 30, 2023).

10.4	2023 Employee Stock Plan (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 filed on April 19, 2023). †
10.5	2023 Stock Plan for Non-Employee Directors (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-8 filed on April 19, 2023). †
10.6
Standstill Agreement, dated March 31, 2023, between Madison Square Garden Entertainment Corp. (formerly MSGE Spinco, Inc.) and The Dolan Family Group (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on April 24, 2023).

10.7
Form of Indemnification Agreement between Madison Square Garden Entertainment Corp. (formerly MSGE Spinco, Inc.) and its Directors and Officers. (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form 10 filed on March 30, 2023).

10.8
Form of Madison Square Garden Entertainment Corp. (formerly MSGE Spinco, Inc.) Non-Employee Director Award Agreement. (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form 10 filed on March 30, 2023). †

10.9
Form of Madison Square Garden Entertainment Corp. (formerly MSGE Spinco, Inc.) Restricted Stock Units Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed May 18, 2023). †

10.10
Form of Madison Square Garden Entertainment Corp. (formerly MSGE Spinco, Inc.) Performance Restricted Stock Units Agreement (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed May 18, 2023). †

10.11
Form of Madison Square Garden Entertainment Corp. (formerly MSGE Spinco, Inc.) Option Agreement (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed May 18, 2023). †

10.12
Form of Madison Square Garden Entertainment Corp. (formerly MSGE Spinco, Inc.) Performance Option Agreement (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q filed May 18, 2023). †

10.13
Form of Madison Square Garden Entertainment Corp. (formerly MSGE Spinco, Inc.) Restricted Stock Units Agreement in respect of Sphere Entertainment Co. Restricted Stock Units (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q filed May 18, 2023). †

10.14
Form of Madison Square Garden Entertainment Corp. (formerly MSGE Spinco, Inc.) Option Agreement in respect of Sphere Entertainment Co. Options (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q filed May 18, 2023). †

10.15
Form of Madison Square Garden Entertainment Corp. (formerly MSGE Spinco, Inc.) Performance Restricted Stock Units in respect of Sphere Entertainment Co. Performance Restricted Stock Units (incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q filed May 18, 2023). †

10.16
Madison Square Garden Entertainment Corp. (formerly MSGE Spinco, Inc.) Executive Deferred Compensation Plan, as amended and restated (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on April 24, 2023). †

10.17
Lease Agreement, between RCPI Trust and Radio City Productions LLC, relating to Radio City Music Hall, dated December 4, 1997 (incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form 10 filed on March 30, 2023). *

10.18
First Amendment to Lease Agreement, dated December 4, 1997, between RCPI Trust and Radio City Productions LLC, dated February 19, 1999 (incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form 10 filed on March 30, 2023).

10.19
Second Amendment to Lease Agreement, dated December 4, 1997, between RCPI Landmark Properties, L.L.C. and Radio City Productions LLC, dated November 6, 2002 (incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement on Form 10 filed on March 30, 2023). *

10.20
Third Amendment to Lease Agreement, dated December 4, 1997, between RCPI Landmark Properties, L.L.C. and Radio City Productions LLC, dated August 14, 2008 (incorporated by reference to Exhibit 10.20 to the Company’s Registration Statement on Form 10 filed on March 30, 2023). *

EXHIBIT NO.	DESCRIPTION
10.21
Fourth Amendment to Lease Agreement, dated December 4, 1997, between RCPI Landmark Properties, L.L.C. and Radio City Productions LLC, dated January 24, 2011 (incorporated by reference to Exhibit 10.21 to the Company’s Registration Statement on Form 10 filed on March 30, 2023). *

10.22
Fifth Amendment to Lease Agreement, dated December 4, 1997, between RCPI Landmark Properties, L.L.C. and Radio City Productions LLC, dated July 18, 2018 (incorporated by reference to Exhibit 10.22 to the Company’s Registration Statement on Form 10 filed on March 30, 2023).

10.23
Sixth Amendment to Lease Agreement, dated December 4, 1997, between RCPI Landmark Properties, L.L.C. and Radio City Productions LLC, dated July 1, 2021 (incorporated by reference to Exhibit 10.23 to the Company’s Registration Statement on Form 10 filed on March 30, 2023). *

10.24
Seventh Amendment to Lease Agreement, dated December 4, 1997, between RCPI Landmark Properties, L.L.C. and Radio City Productions LLC, dated April 18, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 24, 2023). *

10.25
First Renewal Option Extension Letter amending Lease Agreement, dated December 4, 1997, by and between RCPI Landmark Properties, L.L.C. and Radio City Productions LLC (as amended), dated February 24, 2021 (incorporated by reference to Exhibit 10.24 to the Company’s Registration Statement on Form 10 filed on March 30, 2023).

10.26
Second Renewal Option Extension Letter amending Lease Agreement, dated December 4, 1997, by and between RCPI Landmark Properties, L.L.C. and Radio City Productions LLC (as amended), dated March 25, 2021 (incorporated by reference to Exhibit 10.25 to the Company’s Registration Statement on Form 10 filed on March 30, 2023).

10.27
Third Renewal Option Extension Letter amending Lease Agreement, dated December 4, 1997, by and between RCPI Landmark Properties, L.L.C. and Radio City Productions LLC (as amended), dated April 29, 2021 (incorporated by reference to Exhibit 10.26 to the Company’s Registration Statement on Form 10 filed on March 30, 2023).

10.28
Guaranty of Lease, dated April 18, 2023, by Madison Square Garden Entertainment Corp. (formerly MSGE Spinco, Inc.) (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 24, 2023). *

10.29
Summary of Office Space Arrangement, between MSG Entertainment Group, LLC (formerly MSG Sports & Entertainment, LLC) and the Knickerbocker Group LLC. (incorporated by reference to Exhibit 10.28 to the Company’s Registration Statement on Form 10 filed on March 30, 2023).

10.30
Aircraft Support Services Agreement, dated December 17, 2018, between MSG Entertainment Group, LLC (formerly MSG Sports & Entertainment, LLC) and the Dolan Family Members (for the DFO G550) (incorporated by reference to Exhibit 10.29 to the Company’s Registration Statement on Form 10 filed on March 30, 2023).

10.31
Amendment No. 1 to Aircraft Support Services Agreement, dated December 17, 2018, between MSG Entertainment Group, LLC (formerly MSG Sports & Entertainment, LLC) and the Dolan Family Members (for the DFO G550), effective as of May 10, 2022 (incorporated by reference to Exhibit 10.30 to the Company’s Registration Statement on Form 10 filed on March 30, 2023).

10.32
Amendment No. 2 to Aircraft Support Services Agreement, effective as of May 16, 2023, by and between MSG Entertainment Holdings, LLC (as successor-in-interest to MSG Entertainment Group, LLC) and the Dolan Family Members (for the DFO G550) (incorporated by reference to Exhibit 10.32 to the Company’s Registration Statement on Form S-1 filed on June 20, 2023).

10.33
Flight Crew Services Agreement, dated May 6, 2019, between DFO and MSG Entertainment Group, LLC (formerly MSG Sports & Entertainment, LLC) (for the Challenger) (incorporated by reference to Exhibit 10.31 to the Company’s Registration Statement on Form 10 filed on March 30, 2023).

10.34
Dry Lease Agreement, dated December 17, 2018, between Sterling2K LLC and MSG Entertainment Group, LLC (formerly MSG Sports & Entertainment, LLC) (for the DFO G550) (incorporated by reference to Exhibit 10.32 to the Company’s Registration Statement on Form 10 filed on March 30, 2023).

10.35
Amendment No. 1 to Dry Lease Agreement, dated as of December 20, 2021, between Sterling2K LLC and MSG Entertainment Group, LLC (for the DFO G550) (incorporated by reference to Exhibit 10.33 to the Company’s Registration Statement on Form 10 filed on March 30, 2023).

10.36
Amendment No. 2 to Dry Lease Agreement, dated December 17, 2018, between Sterling2K LLC and MSG Entertainment Group, LLC (formerly MSG Sports & Entertainment, LLC) (for the DFO G550), effective as of November 4, 2022 (incorporated by reference to Exhibit 10.34 to the Company’s Registration Statement on Form 10 filed on March 30, 2023).

EXHIBIT NO.	DESCRIPTION
10.37
Dry Lease Agreement, dated May 6, 2019, between Brighid Air, LLC and MSG Entertainment Group, LLC (formerly MSG Sports & Entertainment, LLC) (for the Challenger) (incorporated by reference to Exhibit 10.35 to the Company’s Registration Statement on Form 10 filed on March 30, 2023).

10.38
Amendment No. 1 to Dry Lease Agreement, dated as of May 6, 2019, between Brighid Air, LLC and MSG Entertainment Group, LLC (formerly MSG Sports & Entertainment, LLC) (for the Challenger), effective as of August 18, 2022 (incorporated by reference to Exhibit 10.36 to the Company’s Registration Statement on Form 10 filed on March 30, 2023).

10.39
Time Sharing Agreement, dated as of December 20, 2021, between MSG Entertainment Group, LLC and Charles F. Dolan (for the New G550) (incorporated by reference to Exhibit 10.37 to the Company’s Registration Statement on Form 10 filed on March 30, 2023).

10.40
Time Sharing Agreement, dated as of December 20, 2021, between Patrick F. Dolan and MSG Entertainment Group, LLC (for the Challenger) (incorporated by reference to Exhibit 10.38 to the Company’s Registration Statement on Form 10 filed on March 30, 2023).

10.41
Form of Time Sharing Agreement between MSG Entertainment Holdings, LLC and Sphere Entertainment Group, LLC (formerly MSG Entertainment Group, LLC) (for the G550) (incorporated by reference to Exhibit 10.39 to the Company’s Registration Statement on Form 10 filed on March 30, 2023).

10.42
Form of Time Sharing Agreement between MSG Entertainment Holdings, LLC and Sphere Entertainment Group, LLC (formerly MSG Entertainment Group, LLC) (for the Challenger) (incorporated by reference to Exhibit 10.40 to the Company’s Registration Statement on Form 10 filed on March 30, 2023).

10.43
Credit Agreement, dated as of June 30, 2022, among MSG National Properties, LLC, MSG Entertainment Group, LLC and certain subsidiaries of MSG National Properties, LLC, as guarantors, the lenders and L/C issuers party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.41 to the Company’s Registration Statement on Form 10 filed on March 30, 2023).

10.44
Security Agreement, dated as of June 30, 2022, among MSG National Properties, LLC, and the other grantors referred to therein, as grantors, and JP Morgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.42 to the Company’s Registration Statement on Form 10 filed on March 30, 2023).

10.45
Arena License Agreement, dated as of April 15, 2020, between MSG Arena, LLC and New York Knicks, LLC (incorporated by reference to Exhibit 10.43 to the Company’s Registration Statement on Form 10 filed on March 30, 2023). *

10.46
Arena License Agreement, dated as of April 15, 2020, between MSG Arena, LLC and New York Rangers, LLC (incorporated by reference to Exhibit 10.44 to the Company’s Registration Statement on Form 10 filed on March 30, 2023). *

10.47
Sponsorship Sales and Representation Agreement, dated as of April 15, 2020, between New York Rangers, LLC and MSG Entertainment Group, LLC (incorporated by reference to Exhibit 10.45 to the Company’s Registration Statement on Form 10 filed on March 30, 2023).

10.48
Sponsorship Sales and Representation Agreement, dated as of April 15, 2020, between Knicks Holdings, LLC and MSG Entertainment Group, LLC (incorporated by reference to Exhibit 10.46 to the Company’s Registration Statement on Form 10 filed on March 30, 2023).

10.49
Transaction Agreement, dated as of April 18, 2023, among MSG Arena, LLC, MSG Arena Holdings, LLC, MSG National Properties, LLC, MSG Entertainment Holdings, LLC, Madison Square Garden Entertainment Corp. (formerly MSGE Spinco, Inc.), Sphere Entertainment Co. (formerly Madison Square Garden Entertainment Corp.), Sphere Entertainment Group, LLC (formerly MSG Entertainment Group, LLC), and the National Basketball Association (incorporated by reference to Exhibit 10.49 to the Company’s Registration Statement on Form S-1 filed on June 20, 2023).

10.50
Employment Agreement, dated as of April 20, 2023 between Madison Square Garden Entertainment Corp. (formerly MSGE Spinco, Inc.) and James L. Dolan (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on April 24, 2023). †

10.51
Employment Agreement, dated December 20, 2021, between Madison Square Garden Entertainment Corp. and David F. Byrnes, as assigned to MSGE Spinco, Inc. (incorporated by reference to Exhibit 10.51 to the Company’s Registration Statement on Form 10 filed on March 30, 2023). †

10.52
Employment Agreement, dated October 26, 2021, between Madison Square Garden Entertainment Corp. and Jamal Haughton, as assigned to MSGE Spinco, Inc. (incorporated by reference to Exhibit 10.50 to the Company’s Registration Statement on Form 10 filed on March 30, 2023). †

EXHIBIT NO.	DESCRIPTION
10.53
Employment Agreement, dated November 17, 2021, between Madison Square Garden Entertainment Corp. and Philip D’Ambrosio, as assigned to MSGE Spinco, Inc. (incorporated by reference to Exhibit 10.49 to the Company’s Registration Statement on Form 10 filed on March 30, 2023). †

10.54
Employment Agreement, effective April 1, 2023, between Madison Square Garden Entertainment Corp. and Philip D’Ambrosio (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 2, 2023). †

10.55
Employment Agreement, dated March 23, 2022, between Madison Square Garden Entertainment Corp. and Courtney Zeppetella, as assigned to MSGE Spinco, Inc. (incorporated by reference to Exhibit 10.52 to the Company’s Registration Statement on Form 10 filed on March 30, 2023). †

10.56
Delayed Draw Term Loan Credit Agreement, dated as of April 20, 2023, between Sphere Entertainment Co. (formerly Madison Square Garden Entertainment Corp.), as Borrower, and MSG Entertainment Holdings, LLC, as Lender (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on April 24, 2023).

10.57
Release, dated April 18, 2023, between Sphere Entertainment Co. (formerly Madison Square Garden Entertainment Corp.) and RCPI Landmark Properties, L.L.C. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 24, 2023).

10.58
Amendment No. 1 to Credit Agreement and Waiver, dated as of April 18, 2023, among MSG National Properties, LLC, the guarantors party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on April 24, 2023).

10.59
Amendment No. 2 to Credit Agreement, dated as of May 25, 2023, among MSG National Properties, LLC, the guarantors party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.59 to the Company’s Registration Statement on Form S-1 filed on June 20, 2023).

21.1	Subsidiaries of the Registrant.
23.1	Consent of Deloitte and Touche LLP.
24.1	Power of Attorney (included on signature page to this Annual Report on Form 10-K).
31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **
32.2	Certification by the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **
101
The following materials from Madison Square Garden Entertainment Corp. Annual Report on Form 10-K for the fiscal year ended June 30, 2023, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) consolidated and combined balance sheets, (ii) consolidated and combined statements of operations, (iii) consolidated and combined statements of comprehensive income (loss), (iv) consolidated and combined statements of cash flows, (v) consolidated and combined statements of equity (deficit), and (vi) notes to consolidated and combined financial statements.

104	The cover page from the Company’s Annual Report on Form 10-K for the year ended June 30, 2023 formatted in Inline XBRL and contained in Exhibit 101.
_________________
*    Certain confidential information, identified by bracketed asterisks “[*****]” has been omitted from this exhibit pursuant to Item 601(b)(10) of Regulation S-K because it is both (i) not material and (ii) would be competitively harmful to the Company if publicly disclosed.
**    Furnished herewith. These exhibits shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section. Such exhibits shall not be deemed incorporated into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.
†    This exhibit is a management contract or a compensatory plan or arrangement.
Item 16. Form 10-K Summary
The Company has elected not to provide summary information.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

		(Additions) / Deductions
	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts		Deductions	Balance at End of Period
Year Ended June 30, 2023
Allowance for doubtful accounts / credit losses	$(3,710)	$(81)	$—		$3,319	$(472)
Deferred tax valuation allowance	(151,043)	34,147	21,544	(a)	—	(95,352)
	$(154,753)	$34,066	$21,544		$3,319	$(95,824)

Year Ended June 30, 2022
Allowance for doubtful accounts / credit losses	$(4,167)	$(166)	$—		$623	$(3,710)
Deferred tax valuation allowance	(119,135)	(31,679)	(229)		—	(151,043)
	$(123,302)	$(31,845)	$(229)		$623	$(154,753)

Year Ended June 30, 2021
Allowance for doubtful accounts / credit losses	$(3,926)	$(887)	$—		$646	$(4,167)
Deferred tax valuation allowance	(39,030)	(70,501)	(9,604)		—	(119,135)
	$(42,956)	$(71,388)	$(9,604)		$646	$(123,302)
_________________
(a)    Prior to the MSGE Distribution, the Company’s collection for ticket sales, sponsorships and suite rentals in advance were recorded as deferred revenue and were recognized as revenues when earned for both accounting and tax purposes. The tax recognition on most of this deferred revenue was accelerated to the date of the MSGE Distribution and is the responsibility of Sphere Entertainment. The Company will not reimburse Sphere Entertainment for such taxes. At the time of the MSGE Distribution, the Company recorded a deferred tax asset and a corresponding valuation allowance of $71,395 with regard to the deferred revenue acceleration for income tax purposes. Additionally, the Company’s historical consolidated and combined financial statements for periods prior to the MSGE Distribution reflect net operating losses (“NOLs”) and tax credits calculated on a separate return basis. These NOL carryforwards were calculated as if the Company operated as a separate stand-alone entity. Due to the MSGE Distribution, the NOLs and tax credits did not carry over to the Company in the amount of $106,272 and was recorded to deferred tax liability with an equal and offsetting entry to the valuation allowance. Additionally, $13,333 was recorded related to other deferred taxes with an equal and offsetting entry to the valuation allowance.

SIGNATURES
Pursuant to the requirements of the Section 13 or 15(d) the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 18th day of August 2023.

Madison Square Garden Entertainment Corp.

By:	/s/ DAVID F. BYRNES
	Name:	David F. Byrnes
	Title:	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints David F. Byrnes, Jamal H. Haughton, and Courtney M. Zeppetella, and each of them, as such person’s true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for such person in such person’s name, place and stead, in any and all capacities, to sign this report, and file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons in the capacities and on the dates indicated.

Name	Title	Date
/s/ JAMES L. DOLAN	Executive Chairman and Chief Executive Officer (Principal Executive Officer) and Director	August 18, 2023
James L. Dolan
/s/ DAVID F. BYRNES	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	August 18, 2023
David F. Byrnes
/s/ COURTNEY M. ZEPPETELLA	Senior Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)	August 18, 2023
Courtney M. Zeppetella
/s/ MARTIN BANDIER	Director	August 18, 2023
Martin Bandier
/s/ DONNA M. COLEMAN	Director	August 18, 2023
Donna M. Coleman
/s/ CHARLES F. DOLAN	Director	August 18, 2023
Charles F. Dolan
/s/ CHARLES P. DOLAN	Director	August 18, 2023
Charles P. Dolan

Name	Title	Date
/s/ MARIANNE DOLAN WEBER	Director	August 18, 2023
Marianne Dolan Weber
/s/ PAUL J. DOLAN	Director	August 18, 2023
Paul J. Dolan
/s/ QUENTIN F. DOLAN	Director	August 18, 2023
Quentin F. Dolan
/s/ RYAN T. DOLAN	Director	August 18, 2023
Ryan T. Dolan
/s/ THOMAS C. DOLAN	Director	August 18, 2023
Thomas C. Dolan
/s/ FREDERIC V. SALERNO	Director	August 18, 2023
Frederic V. Salerno
/s/ BRIAN G. SWEENEY	Director	August 18, 2023
Brian G. Sweeney

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Madison Square Garden Entertainment Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated and combined balance sheets of Madison Square Garden Entertainment Corp. and subsidiaries (the "Company") as of June 30, 2023 and 2022, the related consolidated and combined statements of operations, comprehensive income (loss), cash flows, and equity (deficit) for each of the three years in the period ended June 30, 2023, and the related notes and financial statement Schedule II listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2023, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
Emphasis of Matter
As described in Notes 1 and 17 to the financial statements, the financial statements were derived from the consolidated financial statements and accounting records of Sphere Entertainment Co. These financial statements include transactions with related parties and allocations for certain support functions that are provided on a centralized basis, which may not be indicative of the conditions that would have existed, or actual expenses that would have been incurred by the Company, and may not reflect its combined results of operations, financial position and cash flows had it operated without such affiliations and had been a stand-alone company during the periods presented.

/s/ Deloitte & Touche LLP
New York, New York
August 18, 2023
We have served as the Company's auditor since 2022.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
CONSOLIDATED AND COMBINED BALANCE SHEETS
(in thousands, except per share data)

	June 30,
	2023	2022
ASSETS
Current Assets:
Cash, cash equivalents and restricted cash	$84,355	$62,573
Accounts receivable, net	63,898	102,501
Related party receivables, current	69,466	96,938
Prepaid expenses and other current assets	77,562	79,441
Total current assets	295,281	341,453
Non-Current Assets:
Property and equipment, net	628,888	696,079
Right-of-use lease assets	235,790	271,154
Goodwill	69,041	69,041
Intangible assets, net	63,801	65,439
Other non-current assets	108,356	83,535
Total assets	$1,401,157	$1,526,701
LIABILITIES AND DEFICIT
Current Liabilities:
Accounts payable, accrued and other current liabilities	$214,725	$221,961
Related party payables, current	47,281	72,683
Long-term debt, current	16,250	8,762
Operating lease liabilities, current	36,529	39,006
Deferred revenue	225,855	202,678
Total current liabilities	540,640	545,090
Non-Current Liabilities:
Long-term debt, net of deferred financing costs	630,184	654,912
Operating lease liabilities, non-current	219,955	254,114
Deferred tax liabilities, net	23,518	23,253
Other non-current liabilities	56,332	50,921
Total liabilities	1,470,629	1,528,290
Commitments and contingencies (see Note 11)
Deficit:
Class A Common Stock (a)	450	—
Class B Common Stock (b)	69	—
Additional paid-in capital	17,727	—
Treasury stock at cost (840 shares as of June 30, 2023)	(25,000)	—
Sphere Entertainment Co. investment	—	33,265
Accumulated deficit	(28,697)	—
Accumulated other comprehensive loss	(34,021)	(34,740)
Total MSG Entertainment stockholders’ deficit	(69,472)	(1,475)
Nonredeemable noncontrolling interests	—	(114)
Total deficit	(69,472)	(1,589)
Total liabilities and deficit	$1,401,157	$1,526,701
_________________
(a) Class A Common Stock, $0.01 par value per share, 120,000 shares authorized; 45,024 shares issued as of June 30, 2023.
(b) Class B Common Stock, $0.01 par value per share, 30,000 shares authorized; 6,867 shares issued as of June 30, 2023.

See accompanying notes to the consolidated and combined financial statements.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Years Ended June 30,
	2023	2022	2021
Revenues (a)	$851,496	$653,490	$81,812
Direct operating expenses (a)	(499,929)	(417,301)	(96,236)
Selling, general and administrative expenses (a)	(180,216)	(167,132)	(136,597)
Depreciation and amortization	(60,463)	(69,534)	(71,576)
Gains, net on dispositions	4,361	—	—
Restructuring charges	(10,241)	(5,171)	(14,691)
Operating income (loss)	105,008	(5,648)	(237,288)
Interest income (a)	7,244	7,150	6,442
Interest expense	(51,869)	(53,110)	(33,735)
Loss on extinguishment of debt	—	(35,629)	—
Other income (expense), net	17,389	(49,033)	50,622
Income (loss) from operations before income taxes	77,772	(136,270)	(213,959)
Income tax (expense) benefit	(1,728)	70	(5,349)
Net income (loss)	76,044	(136,200)	(219,308)
Less: Net loss attributable to nonredeemable noncontrolling interest	(553)	(2,864)	(694)
Net income (loss) attributable to MSG Entertainment’s stockholders	$76,597	$(133,336)	$(218,614)

Earnings (loss) per share attributable to MSG Entertainment’s stockholders:
Basic	$1.48	$(2.58)	$(4.22)
Diluted	$1.47	$(2.58)	$(4.22)

Weighted-average number of shares of common stock:
Basic	51,819	51,768	51,768
Diluted	52,278	51,768	51,768
_________________
(a) See Note 17. Related Party Transactions for further information on related party arrangements.

See accompanying notes to the consolidated and combined financial statements.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Years Ended June 30,
	2023	2022	2021
Net income (loss)	$76,044	$(136,200)	$(219,308)
Other comprehensive loss, before income taxes:
Pension plans and postretirement plans:
Net unamortized losses arising during the period	(1,496)	(2,805)	(5,168)
Amortization of net actuarial loss included in net periodic benefit cost	520	1,420	1,191
Curtailments	—	—	156
Settlement loss	5	—	870
Other comprehensive loss, before income taxes	(971)	(1,385)	(2,951)
Income tax benefit related to items of other comprehensive income	176	243	461
Other comprehensive loss, net of income taxes	(795)	(1,142)	(2,490)
Comprehensive income (loss)	75,249	(137,342)	(221,798)
Less: Comprehensive loss attributable to nonredeemable noncontrolling interests	(553)	(2,864)	(694)
Comprehensive income (loss) attributable to MSG Entertainment’s stockholders	$75,802	$(134,478)	$(221,104)

See accompanying notes to the consolidated and combined financial statements.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended June 30,
	2023	2022	2021
OPERATING ACTIVITIES:
Net income (loss)	$76,044	$(136,200)	$(219,308)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	60,463	69,534	71,576
Share-based compensation expense	31,813	39,357	40,663
Amortization of deferred financing costs	3,221	6,781	4,315
Provision for deferred income taxes	720	225	566
Related party paid in kind interest	(3,189)	(3,582)	(4,952)
Net unrealized (gain) loss on equity investments with readily determinable fair value	(16,050)	49,842	(53,505)
Provision for doubtful accounts (credit losses)	81	166	887
Non-cash lease expense	12,807	11,717	5,460
Gains, net on dispositions	(4,361)	—	—
Loss on extinguishment of debt	—	35,629	—
Write-off of deferred production costs	—	—	942
Change in assets and liabilities:
Accounts receivable, net	38,844	(34,861)	(18,819)
Related party receivables, net of payables	(43,037)	19,535	24,631
Prepaid expenses and other current and non-current assets	(31,363)	(42,408)	(10,838)
Accounts payable, accrued and other current and non-current liabilities	(696)	87,556	(9,523)
Deferred revenue	24,254	4,173	19,677
Operating lease right-of-use assets and lease liabilities	(13,857)	(12,113)	110
Net cash provided by (used in) operating activities	$135,694	$95,351	$(148,118)
INVESTING ACTIVITIES
Capital expenditures	(15,188)	(15,797)	(10,315)
(Purchase) proceeds from sale of investments	24,289	(350)	21,976
Proceeds from dispositions, net	27,904	—	—
Proceeds from loan receivable	—	68,367	—
Loan to related parties	(6,700)	(6,780)	(22,000)
Net cash provided by (used in) investing activities	$30,305	$45,440	$(10,339)
FINANCING ACTIVITIES
Proceeds from issuance of term loan, net of issuance discount	$304	$650,000	$630,500
Principal repayments on long-term debt	(20,126)	(646,750)	(3,250)
Proceeds from revolving credit facilities	—	29,100	—
Stock repurchases	(25,000)	—	—
Debt extinguishment costs	—	(12,838)	—
Payments for debt financing costs	—	(16,060)	(14,417)
Net transfers to Sphere Entertainment and Sphere Entertainment’s subsidiaries	(99,395)	(399,739)	(139,345)
Net cash provided by (used in) financing activities	$(144,217)	$(396,287)	$473,488
Net increase (decrease) in cash, cash equivalents and restricted cash	21,782	(255,496)	315,031
Cash, cash equivalents and restricted cash at beginning of period	62,573	318,069	3,038
Cash, cash equivalents and restricted cash at end of period	$84,355	$62,573	$318,069
Non-cash investing and financing activities:
Capital expenditures incurred but not yet paid	$761	$1,585	$1,083
Related party loan payable assigned to the Company	$53,656	$—	$—
Non-cash reduction of loan receivable from related party	$5,350	$4,019	$—

See accompanying notes to the consolidated and combined financial statements.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
CONSOLIDATED AND COMBINED STATEMENTS OF EQUITY (DEFICIT)
(in thousands)

	Common Stock	Sphere Entertainment Co. Investment	Additional Paid-Capital	Treasury Stock	Accumulated deficit	Accumulated Other Comprehensive Loss	Total Madison Square Garden Entertainment Corp. Stockholders’ Equity (Deficit)	Non-redeemable Noncontrolling Interests	Total Equity (Deficit)
Balance as of June 30, 2020	$—	$846,274	$—	$—	$—	$(31,108)	$815,166	$3,444	$818,610
Net loss	—	(218,614)	—	—	—	—	(218,614)	(694)	(219,308)
Other comprehensive loss	—	—	—	—	—	(2,490)	(2,490)	—	(2,490)
Comprehensive loss	—	—	—	—	—	—	(221,104)	(694)	(221,798)
Net decrease in Sphere Entertainment Co. Investment	—	(98,160)	—	—	—	—	(98,160)	—	(98,160)
Balance as of June 30, 2021	$—	$529,500	$—	$—	$—	$(33,598)	$495,902	$2,750	$498,652
Net loss	—	(133,336)	—	—	—	—	(133,336)	(2,864)	(136,200)
Other comprehensive loss	—	—	—	—	—	(1,142)	(1,142)	—	(1,142)
Comprehensive loss	—	—	—	—	—	—	(134,478)	(2,864)	(137,342)
Net decrease in Sphere Entertainment Co. Investment	—	(362,899)	—	—	—	—	(362,899)	—	(362,899)
Balance as of June 30, 2022	$—	$33,265	$—	$—	$—	$(34,740)	$(1,475)	$(114)	$(1,589)
Net income	—	105,294	—	—	(28,697)	—	76,597	(553)	76,044
Other comprehensive loss	—	—	—	—	—	(795)	(795)	—	(795)
Comprehensive income (loss)	—	—	—	—	—	—	75,802	(553)	75,249
Share-based compensation	—	—	5,981	—	—	—	5,981	—	5,981
BCE Disposition	—	—	—	—	—	—	—	667	667
Net decrease in Sphere Entertainment Co. Investment	—	(105,794)	—	—	—	—	(105,794)	—	(105,794)
Issuance of common stock and reclassification of Sphere Entertainment Co. Investment	519	(32,765)	11,996	—	—	1,514	(18,736)	—	(18,736)
Stock repurchases, inclusive of tax	—	—	(250)	(25,000)	—	—	(25,250)	—	(25,250)
Balance as of June 30, 2023	$519	$—	$17,727	$(25,000)	$(28,697)	$(34,021)	$(69,472)	$—	$(69,472)

See accompanying notes to the consolidated and combined financial statements.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
All amounts included in the following Notes to Consolidated and Combined Financial Statements are presented in thousands, except as otherwise noted.
Note 1. Description of Business and Basis of Presentation
Description of Business
Madison Square Garden Entertainment Corp., formerly MSGE Spinco, Inc. (the “Company”) is a live entertainment company comprised of iconic venues and marquee entertainment content. Utilizing the Company’s powerful brands and live entertainment expertise, the Company delivers unique experiences that set the standard for excellence and innovation while forging deep connections with diverse and passionate audiences. The Company operates and reports financial information in one reportable segment. The Company’s decision to organize as one reportable segment is based upon its internal organizational structure, the manner in which its operations are managed, and the criteria used by the Company’s Executive Chairman and Chief Executive Officer, its Chief Operating Decision Maker (“CODM”), to evaluate segment performance. The Company’s CODM reviews total company operating results to assess overall performance and allocate resources.
The Company’s portfolio of venues includes: Madison Square Garden (“The Garden”), The Theater at Madison Square Garden, Radio City Music Hall, the Beacon Theatre, and The Chicago Theatre. The Company also owns and produces the original production, the Christmas Spectacular Starring the Radio City Rockettes (the “Christmas Spectacular”). The Company also has an entertainment and sports bookings business, which showcases a broad array of compelling concerts, family shows and special events, as well as a diverse mix of sporting events, for millions of guests annually.
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

MSG Entertainment Distribution
On April 20, 2023 (the “MSGE Distribution Date”), Sphere Entertainment Co., formerly Madison Square Garden Entertainment Corp. (“Sphere Entertainment”), distributed approximately 67% of the outstanding common stock of Madison Square Garden Entertainment Corp., formerly MSGE Spinco, Inc. (“MSG Entertainment” or the “Company”), to its stockholders (the “MSGE Distribution”), with Sphere Entertainment retaining approximately 33% of the outstanding common stock of MSG Entertainment (in the form of Class A common stock) (the “MSGE Retained Interest”) immediately following the MSGE Distribution. As a result, the Company became an independent publicly traded company on April 21, 2023 through the MSGE Distribution. As of August 9, 2023, Sphere Entertainment owned approximately 17% of the outstanding common stock of the Company (in the form of Class A common stock).
In the MSGE Distribution, stockholders of Sphere Entertainment received (a) one share of MSG Entertainment’s Class A common stock, par value $0.01 per share (“Class A common stock”), for every share of Sphere Entertainment’s Class A common stock, par value $0.01 per share, held of record as of the close of business, New York City time, on April 14, 2023 (the “Record Date”), and (b) one share of MSG Entertainment’s Class B common stock (“Class B common stock”), par value $0.01 per share, for every share of Sphere Entertainment’s Class B common stock, par value $0.01 per share, held of record as of the close of business, New York City time, on the Record Date.
Basis of Presentation
The Company reports on a fiscal year basis ending on June 30. In these consolidated and combined financial statements, the fiscal years ended June 30, 2023, 2022, and 2021 are referred to as “Fiscal Year 2023”, “Fiscal Year 2022”, and “Fiscal Year 2021”, respectively, and the fiscal year ending June 30, 2024 is referred to as “Fiscal Year 2024”.
Subsequent to the MSGE Distribution, the Company’s financial statements as of June 30, 2023 and for the period from April 21, 2023 to June 30, 2023 included in the year ended June 30, 2023 are presented on a consolidated basis, as the Company became a standalone public company on April 21, 2023. The Company’s combined financial statements as of June 30, 2022 and for the years ended June 30, 2022 and 2021, as well as the financial information from July 1, 2022 through April 20, 2023 that is included in the results of operations for the year ended June 30, 2023 were prepared on a stand-alone basis derived from the consolidated financial statements and accounting records of Sphere Entertainment. These financial statements reflect the combined historical results of operations, financial position and cash flows of the Company in accordance with U.S. generally

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)
accepted accounting principles (“GAAP”) and SEC Staff Accounting Bulletin (SAB) Topic 1-B, Allocation of Expenses and Related Disclosure in Financial Statements of Subsidiaries, Divisions or Lesser Business Components of Another Entity. References to U.S. GAAP issued by the Financial Accounting Standards Board (“FASB”) in these footnotes are to the FASB Accounting Standards Codification, also referred to as “ASC.”
Prior to April 21, 2023, separate financial statements had not been prepared for the Company and it has not operated as a stand-alone business from Sphere Entertainment. The combined financial statements include certain assets and liabilities that have historically been held by Sphere Entertainment or by other Sphere Entertainment subsidiaries but are specifically identifiable or otherwise attributable to the Company. The combined financial statements are presented as if the Company’s businesses had been combined for all periods presented. The assets and liabilities in the combined financial statements have been reflected on a historical cost basis, as immediately prior to the MSGE Distribution all of the assets and liabilities presented were wholly owned by Sphere Entertainment and are being transferred to the Company at a carry-over basis.
The financial information from July 1, 2022 through April 20, 2023 that is included in the results of operations for the year ended June 30, 2023 and the combined statements of operations for the years ended June 30, 2022 and 2021 include allocations for certain support functions that are provided on a centralized basis and not historically recorded at the business unit level by Sphere Entertainment, such as expenses related to executive management, finance, legal, human resources, government affairs, information technology, and venue operations, among others. As part of the MSGE Distribution, certain corporate and operational support functions were transferred to the Company and therefore, charges were reflected in order to burden all business units comprising Sphere Entertainment’s historical operations. These expenses have been allocated to Sphere Entertainment on the basis of direct usage when identifiable, with the remainder allocated on a pro rata basis of combined assets, headcount or other measures of the Company or Sphere Entertainment, which are recorded as a reduction of either direct operating expenses or selling, general and administrative expense.
After the MSGE Distribution, the Company has been providing certain of these services to Sphere Entertainment through a transition services agreement (“TSA”), since certain employees providing support functions were transferred to the Company as part of the MSGE Distribution.
Management believes the assumptions underlying the combined financial statements, including the assumptions regarding allocating general corporate expenses, are reasonable. Nevertheless, the combined financial statements may not include all of the actual expenses that would have been incurred by the Company and may not reflect its combined results of operations, financial position and cash flows had it been a stand-alone company during the periods presented. Actual costs that would have been incurred if the Company had been a stand-alone company would depend on multiple factors, including organizational structure and strategic decisions made in various areas, including information technology and infrastructure. The Company is unable to quantify the amounts that it would have recorded during the historical periods on a stand-alone basis. See Note 17. Related Party Transactions for more information regarding allocations of certain costs from the Company to Sphere Entertainment.
As of the MSGE Distribution Date, Sphere Entertainment’s net investment in the Company was contributed to Sphere Entertainment’s stockholders through the distribution of approximately 67% of the common stock of the Company. The par value of the Company’s stock was recorded as a component of common stock, with the remaining balance recorded as retained deficit in the consolidated balance sheet on the MSGE Distribution Date.
Impact of the COVID-19 Pandemic
The Company’s operations and operating results were not materially impacted by the COVID-19 pandemic during Fiscal Year 2023, as compared to Fiscal Year 2022, which was materially impacted by fewer ticketed events at our venues in the first half of Fiscal Year 2022 due to the lead-time required to book touring acts and artists and the postponement or cancellation of select bookings at our venues (including the partial cancellation of the 2021 production of the Christmas Spectacular) during the second and third quarters of the Fiscal Year 2022.
It is unclear to what extent COVID-19, including variants thereof, or another pandemic or public health emergency, could result in new government- or league-mandated capacity or other restrictions, vaccination/mask requirements, or impact the use of and/or demand for our venues and our sponsorship and advertising assets, deter our employees and vendors from working at our venues (which may lead to difficulties in staffing) or otherwise materially impact our operations.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)
Note 2. Summary of Significant Accounting Policies
A. Principles of Consolidation and Combination
Beginning April 21, 2023, the consolidated financial statements of the Company include the accounts of the Company and its subsidiaries. All significant intercompany accounts and balances within the Company’s combined businesses have been eliminated.
For the periods prior to the MSGE Distribution Date, the combined financial statements include certain assets and liabilities that were historically held at Sphere Entertainment’s corporate level but were specifically identifiable or otherwise attributable to the Company. Certain historical intercompany transactions between Sphere Entertainment and the Company have been included as components of the Sphere Entertainment’s investment in the combined financial statements, as they are considered to be effectively settled upon effectiveness of the MSGE Distribution and were not historically settled in cash. Certain other historical intercompany transactions between Sphere Entertainment and the Company have been classified as related party, rather than intercompany, in the combined financial statements as they were historically settled in cash. Expenses related to corporate allocations from the Company to Sphere Entertainment prior to the MSGE Distribution are considered to be effectively settled in the combined financial statements at the time the transaction is recorded, with the offset recorded against Sphere Entertainment’s investment in the Company. See Note 17. Related Party Transactions, for further information on related party arrangements.
The Company disposed of its controlling interest in Boston Calling Events, LLC (“BCE”) on December 2, 2022 and these consolidated and combined financial statements reflect the results of operations of BCE until its disposition. See Note 3. Dispositions, for details regarding the disposal.
B. Use of Estimates
The preparation of the accompanying consolidated and combined financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenues and expenses. Such estimates include the provision for credit losses, goodwill, intangible assets, other long-lived assets, deferred tax assets, pension and other postretirement benefit obligations and the related net periodic benefit cost, and other liabilities. In addition, estimates are used in revenue recognition, depreciation and amortization, litigation matters and other matters. Management believes its use of estimates in the financial statements to be reasonable.
Management evaluates its estimates on an ongoing basis using historical experience and other factors, including the general economic environment and actions it may take in the future. The Company adjusts such estimates when facts and circumstances dictate. However, these estimates may involve significant uncertainties and judgments and cannot be determined with precision. In addition, these estimates are based on management’s best judgment at a point in time and, as such, these estimates may ultimately differ from actual results. Changes in estimates resulting from weakness in the economic environment or other factors beyond the Company’s control could be material and would be reflected in the Company’s consolidated and combined financial statements in future periods.
C. Revenue Recognition
The Company recognizes revenue when, or as, performance obligations under the terms of a contract are satisfied, which generally occurs when, or as, control of promised goods or services is transferred to customers. Revenue is measured as the amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services (“transaction price”). To the extent the transaction price includes variable consideration, the Company estimates the amount of variable consideration that should be included in the transaction price utilizing the most likely amount to which the Company expects to be entitled. Variable consideration is included in the transaction price if, in the Company’s judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. Estimates of variable consideration and the determination of whether to include such estimated amounts in the transaction price are based largely on an assessment of the Company’s anticipated performance and all information that is reasonably available. The Company accounts for taxes collected from customers and remitted to governmental authorities on a net basis and excludes these amounts from revenues.
In addition, the Company defers certain costs to fulfill the Company’s contracts with customers to the extent such costs relate directly to the contracts, are expected to generate resources that will be used to satisfy the Company’s performance obligations under the contracts, and are expected to be recovered through revenue generated under the contracts. Contract fulfillment costs are expensed as the Company satisfies the related performance obligations.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)
Arrangements with Multiple Performance Obligations
The Company enters into arrangements with multiple performance obligations, such as multi-year sponsorship agreements, which may derive revenues for the Company, as well as Sphere Entertainment and MSG Sports within a single arrangement. The Company also derives revenue from similar types of arrangements which are entered into by MSG Sports. Payment terms for such arrangements can vary by contract, but payments are generally due in installments throughout the contractual term. The performance obligations included in each sponsorship agreement vary and may include advertising and other benefits such as, but not limited to, signage at The Garden and the Company’s other venues, digital advertising, event or property-specific advertising, as well as non-advertising benefits such as suite licenses and event tickets. To the extent the Company’s multi-year arrangements provide for performance obligations that are consistent over the multi-year contractual term, such performance obligations generally meet the definition of a series as provided for under the accounting guidance. If performance obligations are concluded to meet the definition of a series, the contractual fees for all years during the contract term are aggregated and the related revenue is recognized proportionately as the underlying performance obligations are satisfied.
The timing of revenue recognition for each performance obligation is dependent upon the facts and circumstances surrounding the Company’s satisfaction of its respective performance obligation. The Company allocates the transaction price for such arrangements to each performance obligation within the arrangement based on the estimated relative standalone selling price of the performance obligation. The Company’s process for determining its estimated standalone selling prices involves management’s judgment and considers multiple factors including company specific and market specific factors that may vary depending upon the unique facts and circumstances related to each performance obligation. Key factors considered by the Company in developing an estimated standalone selling price for its performance obligations include, but are not limited to, prices charged for similar performance obligations, the Company’s ongoing pricing strategy and policies, and consideration of pricing of similar performance obligations sold in other arrangements with multiple performance obligations.
The Company may incur costs such as commissions to obtain its multi-year sponsorship agreements. The Company assesses such costs for capitalization on a contract by contract basis. To the extent costs are capitalized, the Company estimates the useful life of the related contract asset, which may be the underlying contract term or the estimated customer life depending on the facts and circumstances surrounding the contract. The contract asset is amortized over the estimated useful life.
Principal versus Agent Revenue Recognition
The Company reports revenue on a gross or net basis based on management’s assessment of whether the Company acts as a principal or agent in the transaction. The determination of whether the Company acts as a principal or an agent in a transaction is based on an evaluation of whether the Company controls the good or service before transfer to the customer. When the Company concludes that it controls the good or service before transfer to the customer, the Company is considered a principal in the transaction and records revenue on a gross basis. When the Company concludes that it does not control the good or service before transfer to the customer but arranges for another entity to provide the good or service, the Company acts as an agent and records revenue on a net basis in the amount it earns for its agency service.
Contract Balances
Amounts collected in advance of the Company’s satisfaction of its contractual performance obligations are recorded as a contract liability within deferred revenue, and are recognized as the Company satisfies the related performance obligations. Amounts collected in advance of events for which the Company is not the promoter or co-promoter do not represent contract liabilities and are recorded within accrued and other current liabilities on the accompanying consolidated and combined balance sheets. Amounts recognized as revenue for which the Company has a right to consideration for goods or services transferred to customers and for which the Company does not have an unconditional right to bill as of the reporting date are recorded as contract assets. Contract assets are transferred to accounts receivable once the Company’s right to consideration becomes unconditional.
D. Direct Operating Expenses
Direct operating expenses include, but are not limited to, event costs related to the presentation and production of the Company’s live entertainment and sporting events, revenue sharing expenses associated with signage, sponsorship and suite license fee revenue and in-venue food and beverage sales that are attributable to MSG Sports and venue lease, maintenance, and other operating expenses.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)
Production Costs for the Company’s Original Productions
The Company defers certain costs of productions such as creative design, scenery, wardrobes, rehearsal and other related costs for the Company’s proprietary shows. Deferred production costs are amortized on a straight-line basis over the course of a production’s performance period using the expected life of a show’s assets. Deferred production costs are subject to recoverability assessments whenever there is an indication of potential impairment.
Revenue Sharing Expenses
Revenue sharing expenses are determined based on contractual agreements between the Company and MSG Sports, primarily related to suite license, certain internal signage and in-venue food and beverage sales.
E. Advertising Expenses
Advertising costs are typically charged to expense when incurred. Total advertising costs expensed were $8,832, $7,995, and $269 for Fiscal Years 2023, 2022 and 2021, respectively.
F. Income Taxes
The Company accounts for income taxes in accordance with ASC Topic 740, Income Taxes (“ASC Topic 740”). The Company’s provision for income taxes is based on current period income, changes in deferred tax assets and liabilities, and changes in estimates with regard to uncertain tax positions. Deferred tax assets are subject to an ongoing assessment of realizability. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax asset will not be realized. The Company’s ability to realize its deferred tax assets depends upon the generation of sufficient future taxable income to allow for the realization of its deductible temporary differences. Interest and penalties, if any, associated with uncertain tax positions are included in income tax expense.
Prior to the MSGE Distribution and for periods presented prior to April 21, 2023, income tax expense has been recorded as if the Company filed tax returns on a standalone basis separate from Sphere Entertainment. This separate return methodology applies to accounting guidance for income taxes in the combined financial statements as if the Company was a standalone public company for the periods prior to the MSGE Distribution. Therefore, cash tax payments and items of current and deferred taxes may not be reflective of the Company’s actual tax balances prior to or subsequent to the MSGE Distribution. Prior to the MSGE Distribution, the Company's operating results were included in Sphere Entertainment’s consolidated U.S. federal and state income tax returns. Pursuant to rules promulgated by the Internal Revenue Service and various state taxing authorities, the Company expects to file its initial U.S. income tax return for the period from April 21, 2023 through June 30, 2023.
In addition, although deferred tax assets have been recognized for NOLs and tax credits in accordance with the separate return method, such NOLs and credits did not carry over with the Company in connection with the MSGE Distribution.
G. Share-based Compensation
For periods prior to the MSGE Distribution Date, certain employees of the Company participated in Sphere Entertainment’s share-based compensation plans. Share-based compensation expense has been attributed to the Company based on the awards and terms previously granted to Sphere Entertainment’s employees. For purposes of the consolidated and combined financial statements, an allocation to Sphere Entertainment of share-based compensation expense related to corporate employees was recorded. In addition, Share-based compensation expense attributed to the Company’s direct employees was recorded in the combined financial statements. Share-based compensation expense related to directors and corporate executives of Sphere Entertainment has been allocated on a proportional basis, which management has deemed to be reasonable.
Following the MSGE Distribution, the Company measures the cost of employee services received in exchange for an award of equity-based instruments based on the grant date fair value of the award. Share-based compensation cost is recognized in earnings over the period during which an employee is required to provide service in exchange for the award, except for restricted stock units granted to non-employee directors which, unless otherwise provided under the applicable award agreement, are fully vested, and are expensed at the grant date.
The Company accounts for forfeitures as they occur, rather than estimating expected forfeitures.
H. Earnings (Loss) Per Share
For the periods after the MSGE Distribution Date, basic earnings per share (“EPS”) attributable to the Company’s common stockholders is based upon net income (loss) attributable to the Company’s common stockholders divided by the weighted-average number of shares of common stock outstanding during the period. Diluted EPS reflects the effect of the assumed

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)
vesting of restricted stock units and exercise of stock options only in the periods in which such effect would have been dilutive. For the periods when a net loss is reported, the computation of diluted EPS equals the basic EPS calculation since common stock equivalents were antidilutive due to losses from continuing operations. Holders of Class A common stock and Class B common stock are entitled to receive dividends equally on a per-share basis if and when such dividends are declared. As the holders of Class A and Class B common stock are entitled to identical dividend and liquidation rights, the undistributed earnings are allocated on a proportionate basis to each class of common stock and the resulting basic and diluted net earnings (loss) per share attributable to common stockholders are, therefore, the same for both Class A and Class B common stock on both an individual and combined basis.
On the MSGE Distribution Date, 51,768 shares of common stock of the Company, inclusive of 17,021 shares of Class A common stock related to the MSGE Retained Interest, were outstanding as of April 20, 2023. This share amount is being utilized for the calculation of basic earnings (loss) per share for Fiscal Years 2022 and 2021 because the Company was not a standalone public company prior to the MSGE Distribution. In addition, for Fiscal Years 2022 and 2021 the computation of diluted earnings per share equals the basic earnings (loss) per share calculation since there was no stock trading information available to compute dilutive effect of shares issuable under share-based compensation plans needed under the treasury method in accordance with ASC Topic 260, Earnings Per Share.
I. Cash and Cash Equivalents
The Company considers the balance of its investment in funds that substantially hold highly liquid securities that mature within three months or less from the date the fund purchases these securities to be cash equivalents. The carrying amount of cash and cash equivalents either approximates fair value due to the short-term maturity of these instruments or is at fair value. Checks outstanding in excess of related book balances are included in accounts payable in the accompanying consolidated and combined balance sheets. The Company presents the change in these book cash overdrafts as cash flows from operating activities.
J. Restricted Cash
The Company’s restricted cash includes cash deposited in escrow accounts. The Company has deposited cash in an interest-bearing escrow account related to credit support, debt facilities, and collateral to its workers compensation and general liability insurance obligations.
The carrying amount of restricted cash approximates fair value due to the short-term maturity of these instruments.
K. Short-Term Investments
Short-term investments include investments that (i) have original maturities of greater than three months and (ii) the Company has the ability to convert into cash within one year. The Company classifies its short-term investments at the time of purchase as “held-to-maturity” and re-evaluates its classification quarterly based on whether the Company has the intent and ability to hold until maturity. Short-term investments, which are recorded at cost and adjusted for accrued interest, approximate fair value. Cash inflows and outflows related to the sale and purchase of short-term investments are classified as investing activities in the Company’s consolidated and combined statements of cash flows.
L. Accounts Receivable
Accounts receivable are recorded at net realizable value. The Company maintains an allowance for credit losses to reserve for potentially uncollectible receivables. The allowance for credit losses is estimated based on the Company’s consideration of credit risk and analysis of receivables aging, specific identification of certain receivables that are at risk of not being paid, past collection experience and other factors. The Company recognized an allowance of $472 and $3,710 for Fiscal Years 2023 and 2022, respectively.
M. Investments in Equity Securities
For the Company’s equity investments with readily determinable fair values, changes in the fair value of those investments are measured quarterly and are recorded within Other income (expense), net in the accompanying consolidated and combined statements of operations.
N. Property and Equipment and Other Long-Lived Assets
Property and equipment and other long-lived assets, including amortizable intangible assets, are stated at cost or acquisition date fair value, if acquired. Expenditures for new facilities or equipment, and expenditures that extend the useful lives of

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)
existing facilities or equipment, are capitalized and recorded at cost. The useful lives of the Company’s long-lived assets are based on estimates of the period over which the Company expects the assets to be of economic benefit to the Company. In estimating the useful lives, the Company considers factors such as, but not limited to, risk of obsolescence, anticipated use, plans of the Company, and applicable laws and permit requirements. Depreciation starts on the date when the asset is available for its intended use. Construction in progress assets are not depreciated until available for their intended use. Costs of maintenance and repairs are expensed as incurred.
The major categories of property and equipment are depreciated on a straight-line basis using the estimated lives indicated below:

Estimated Useful Lives
Buildings	Up to 40 years
Equipment	1 year to 20 years
Furniture and fixtures	1 year to 10 years
Leasehold improvements	Shorter of term of lease or useful life of improvement
Intangible assets with finite lives are amortized principally using the straight-line method over the following estimated useful lives:

Estimated Useful Lives
Trade names	7 years
Festival rights	7 years
Other intangibles	15 years
O. Goodwill and Indefinite-Lived Assets
Under the acquisition method of accounting, the Company recognizes separately from goodwill the identifiable assets acquired, the liabilities assumed, and any noncontrolling interests in an acquiree, generally at the acquisition date fair value. The Company measures goodwill as of the acquisition date as the excess of consideration transferred, which is also measured at fair value over the net of the acquisition date amounts of the identifiable assets acquired and liabilities assumed. Costs that the Company incurs to complete a business combination such as investment banking, legal, and other professional fees are not considered part of consideration and the Company charges these costs to selling, general and administrative expense as they are incurred. In addition, the Company recognizes measurement-period adjustments in the period in which the amount is determined, including the effect on earnings of any amounts the Company would have recorded in previous periods if the accounting had been completed at the acquisition date. Goodwill and identifiable intangible assets that have indefinite useful lives are not amortized.
P. Impairment of Long-Lived and Indefinite-Lived Assets
In assessing the recoverability of the Company’s long-lived and indefinite-lived assets, the Company must make estimates and assumptions regarding future cash flows and other factors to determine the fair value of the respective assets. These estimates and assumptions could have a significant impact on whether an impairment charge is recognized and the magnitude of any such charge. Fair value estimates are made based on relevant information at a specific point in time, and are subjective in nature and involve significant uncertainties and judgments. If these estimates or assumptions change materially, the Company may be required to record impairment charges related to its long-lived and/or indefinite-lived assets.
Goodwill is tested annually for impairment as of August 31st and at any time upon the occurrence of certain events or changes in circumstances. The Company has the option to perform a qualitative assessment to determine if an impairment is more likely than not to have occurred. If the Company can support the conclusion that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company would not need to perform a quantitative impairment test for that reporting unit. If the Company cannot support such a conclusion or the Company does not elect to perform the qualitative assessment, the Company would identify potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. The Company generally determines the fair value of a reporting unit using an income approach, such as the discounted cash flow method, or other acceptable valuation techniques, including the cost approach, in instances when it does not perform the qualitative assessment of goodwill. The amount of an impairment loss is measured as the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)
Identifiable indefinite-lived intangible assets are tested annually for impairment as of August 31st and at any time upon the occurrence of certain events or substantive changes in circumstances. The Company has the option to perform a qualitative assessment to determine if an impairment is more likely than not to have occurred. In the qualitative assessment, the Company must evaluate the totality of qualitative factors, including any recent fair value measurements, that impact whether an indefinite-lived intangible asset other than goodwill has a carrying amount that more likely than not exceeds its fair value. The Company must proceed to conducting a quantitative analysis if the Company (i) determines that such an impairment is more likely than not to exist, or (ii) foregoes the qualitative assessment entirely. Under the quantitative assessment, the impairment test for identifiable indefinite-lived intangible assets consists of a comparison of the estimated fair value of the intangible asset with its carrying value. If the carrying value of the intangible asset exceeds its fair value, then an impairment loss is recognized in an amount equal to that excess. The Company generally determines the fair value of an indefinite-lived intangible asset using an income approach, such as the relief from royalty method, in instances when it does not perform the qualitative assessment of the intangible asset.
For other long-lived assets, including property and equipment, right-of-use (“ROU”) lease assets and intangible assets that are amortized, the Company evaluates assets for recoverability when there is an indication of potential impairment. If the undiscounted cash flows from a group of assets being evaluated is less than the carrying value of that group of assets, the fair value of the asset group is determined and the carrying value of the asset group is written down to fair value. The Company generally determines the fair value of a finite-lived intangible asset using an income approach, such as the discounted cash flow method.
See Note 10. Goodwill and Intangible Assets for further discussion of impairment of goodwill and indefinite-lived intangibles.
Q. Leases
The Company’s leases primarily consist of certain venues, corporate office space, storage and, to a lesser extent, office and other equipment. The Company determines whether an arrangement contains a lease at the inception of the arrangement. If a lease is determined to exist, the lease term is assessed based on the date when the underlying asset is made available by the lessor for the Company’s use. The Company’s assessment of the lease term reflects the non-cancellable term of the lease, inclusive of any rent-free periods and/or periods covered by early-termination options which the Company is reasonably certain not to exercise, as well as periods covered by renewal options which the Company is reasonably certain to exercise. The Company’s lease agreements do not contain material residual value guarantees or material restrictive covenants.
The Company determines lease classification as either operating or finance at lease commencement, which governs the pattern of expense recognition and the presentation reflected in the consolidated and combined statements of operations and statements of cash flows over the lease term.
For leases with a term exceeding 12 months, a lease liability is recorded on the Company’s consolidated and combined balance sheets at lease commencement reflecting the present value of the fixed minimum payment obligations over the lease term. A corresponding ROU asset equal to the initial lease liability is also recorded, adjusted for any prepaid rent and/or initial direct costs incurred in connection with execution of the lease and reduced by any lease incentives received. In addition, the ROU asset is adjusted to reflect any above or below market lease terms under acquired lease contracts.
The Company includes fixed payment obligations related to non-lease components in the measurement of ROU assets and lease liabilities, as the Company has elected to account for lease and non-lease components together as a single lease component. ROU assets associated with finance leases are presented separate from ROU assets associated with operating leases and are included within Property and equipment, net on the Company’s consolidated and combined balance sheets. For purposes of measuring the present value of the Company’s fixed payment obligations for a given lease, the Company uses its incremental borrowing rate, determined based on information available at lease commencement, as rates implicit in the underlying leasing arrangements are typically not readily determinable. The Company’s incremental borrowing rate reflects the rate it would pay to borrow on a secured basis and incorporates the term and economic environment surrounding the associated lease.
For operating leases, fixed lease payments are recognized as lease expense on a straight-line basis over the lease term. For finance leases, the initial ROU asset is depreciated on a straight-line basis over the lease term, along with recognition of interest expense associated with accretion of the lease liability, which is ultimately reduced by the related fixed payments. For leases with a term of 12 months or less, any fixed lease payments are recognized on a straight-line basis over the lease term and are not recognized on the consolidated and combined balance sheets. Variable lease costs for both operating and finance leases, if any, are recognized as incurred and such costs are excluded from lease balances recorded on the consolidated and combined balance sheets.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)
R. Contingencies
Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.
S. Defined Benefit Pension Plans and Other Postretirement Benefit Plans
As more fully described in Note 13, Pension Plans and Other Postretirement Benefit Plans certain employees of the Company participated in defined benefit pension plans sponsored by Sphere Entertainment prior to the MSGE Distribution. After the MSGE Distribution, Sphere Entertainment transferred the sponsorship of certain funded defined benefit plans to the Company, The Company accounts for the transferred defined benefit pension plans under the guidance of ASC Topic 715, Compensation — Retirement Benefits (“ASC Topic 715”). Accordingly, for the defined benefit pension plans liabilities, the consolidated and combined financial statements reflected the full impact of such plans on both the consolidated and combined statements of operations and the consolidated and combined balance sheets and the Company recorded an asset or liability to recognize the funded status of the defined benefit pension plans (other than multiemployer plans), as well as a liability only for any required contributions to the defined benefit pension plans that were accrued and unpaid at the balance sheet date. The related pension expenses attributed to the Company were based primarily on pension-eligible compensation of active participants.
Actuarial gains and losses that have not yet been recognized through the consolidated and combined statements of operations are recorded in accumulated other comprehensive income (loss) until they are amortized as a component of net periodic benefit cost through other comprehensive income (loss).

After the MSGE Distribution Date, the Company has both funded and unfunded defined benefit plans, as well as a contributory other postretirement benefit plan, covering certain full-time employees and retirees. The expense recognized by the Company is determined using certain assumptions, including the expected long-term rate of return and discount rates, among others. The Company recognizes the funded status of its defined benefit pension and other postretirement plans(other than multiemployer plans) as an asset or liability in the consolidated and combined balance sheets and recognizes changes in the funded status in the year in which the changes occur through other comprehensive income (loss).
T. Fair Value Measurements
The fair value hierarchy is based on inputs to valuation techniques that are used to measure fair value that are either observable or unobservable. Observable inputs reflect assumptions market participants would use in pricing an asset or liability based on market data obtained from independent sources while unobservable inputs reflect a reporting entity’s pricing based upon their own market assumptions. The fair value hierarchy consists of the following three levels:
•Level I — Quoted prices for identical instruments in active markets.
•Level II — Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.
•Level III — Instruments whose significant value drivers are unobservable.
U. Concentrations of Risk
Financial instruments that may potentially subject the Company to a concentration of credit risk consist primarily of cash and cash equivalents. Cash and cash equivalents are invested in money market accounts and time deposits. The Company monitors the financial institutions and money market funds where it invests its cash and cash equivalents with diversification among counterparties to mitigate exposure to any single financial institution. The Company’s emphasis is primarily on safety of principal and liquidity, and secondarily on maximizing the yield on its investments.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)
V. Recently Adopted Accounting Pronouncements
Recently Adopted Accounting Pronouncements
In December 2019, the FASB issued Accounting Standards Update (“ASU”) No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This ASU eliminates certain exceptions to the general approach in ASC Topic 740 and includes methods of simplification to the existing guidance. This standard was adopted by the Company in the first quarter of Fiscal Year 2022. The adoption of this standard had no impact on the Company’s consolidated and combined financial statements.
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU provides temporary optional expedients and exceptions to the guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from the London Interbank Offered Rate and other interbank offered rates to alternative reference rates. In January 2021, the FASB issued ASU No. 2021-01, which refines the scope of Topic 848 and clarifies some of its guidance as part of the FASB’s monitoring of global reference rate activities. The new guidance was effective upon issuance, and the Company was allowed to elect to apply the amendments prospectively through December 31, 2022. The Company adopted ASU No. 2020-04 in Fiscal Year 2022. The adoption did not have a material impact on the Company’s consolidated and combined financial statements.
Note 3. Dispositions
Disposition of Our Interest in Boston Calling Events
The Company entered into an agreement on December 1, 2022 to sell its controlling interest in BCE (the “BCE Disposition”). The transaction closed on December 2, 2022, resulting in a total gain on sale of $8,744, net of transaction costs. BCE meets the definition of a business under SEC Regulation S-X Rule 11-01(d)-1 and ASC Topic 805 — Business Combinations. This disposition does not represent a strategic shift with a major effect on the Company’s operations, and as such, has not been reflected as a discontinued operation under ASC Subtopic 205-20 — Discontinued Operations. The gain on the BCE Disposition was recorded in Gains, net on dispositions in the consolidated and combined statements of operations.
Disposition of Corporate Aircraft
On December 30, 2022, the Company sold its owned aircraft for $20,375. In connection with the sale, the Company recognized a loss of $4,383, net of transaction costs. The loss on the aircraft disposition was recorded in Gains, net on dispositions in the consolidated and combined statements of operations.
Note 4. Revenue Recognition
For Fiscal Years 2023, 2022 and 2021, all revenue recognized in the consolidated and combined statements of operations is considered to be revenue from contracts with customers in accordance with ASC Topic 606, Revenue From Contracts with Customers (“ASC Topic 606”), except for revenues from Arena License Agreements. In Fiscal Years 2023 and 2022, the Company did not have any material provisions for credit losses on receivables or contract assets arising from contracts with customers.
Arena License Agreements
In Fiscal Year 2020, the Company entered into Arena License Agreements with MSG Sports that require the Knicks and the Rangers to play their home games at The Garden. These agreements also provide for the provision of certain services by the Company to MSG Sports for MSG Sports events that are held at The Garden and include revenue-sharing provisions for certain agreements entered into by the Company and MSG Sports. The Arena License Agreements contain both lease and non-lease components. The revenue to be recognized with respect to the lease components of the Arena License Agreements is accounted for as operating lease revenue in accordance with ASC Topic 842. The non-lease components are accounted for in accordance with ASC Topic 606, as further discussed below.
During Fiscal Years 2023, 2022 and 2021, the Company recognized $68,068, $68,072 and $21,345, respectively, of revenues under the Arena License Agreements.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)
Event Related Revenue
The Company earns event related revenues principally from the sale of tickets for events that the Company produces or promotes/co-promotes, and from venue license fees charged to third-party promoters for events held at the Company’s venues that the Company does not produce or promote/co-promote. The Company’s performance obligations with respect to event-related revenues from the sale of tickets, venue license fees from third-party promoters, sponsorships, concessions and merchandise are satisfied at the point in time or as the related event occurs. The Company also earns revenue from the provision of various event-related services that are incremental to MSG Sports’ general use of The Garden. The Company’s performance obligations with respect to these event-related services are satisfied as the related event occurs.
The Company’s revenues also include revenue from the license of The Garden’s suites for the Company’s or MSG Sports’ events. Suite license arrangements are generally multi-year fixed-fee arrangements that include annual fee increases. Payment terms for suite license arrangements can vary by contract, but payments are generally due in installments prior to each license year. The Company’s performance obligation under such arrangements is to provide the licensee with access to the suite when events occur at The Garden. The Company accounts for the performance obligation under these types of arrangements as a series and, as a result, the related suite license fees for all years during the license term are aggregated and revenue is recognized proportionately over the license period as the Company satisfies the related performance obligation. Progress toward satisfaction of the Company’s annual suite license performance obligation is measured as access to the suite that is provided to the licensee for each event throughout the contractual term of the license.
Other Revenue
The Company also earns revenues from the sale of advertising in the form of venue signage and other forms of sponsorship, which are not related to any specific event of the Company or MSG Sports. The Company’s performance obligations with respect to this advertising are satisfied as the related benefits are delivered over the term of the respective agreements.
Principal vs. Agent Considerations
Revenue for the Company’s suite license arrangements is recorded on a gross basis, as the Company is the principal in such transactions and controls the related goods or services before transfer to the customer. MSG Sports is entitled to a share of the Company’s suite license revenue pursuant to the terms of the Arena License Agreements, which is recognized in the consolidated and combined statements of operations as a component of direct operating expenses.
For sponsorship agreements entered into by the Company or by MSG Sports that contain performance obligations satisfied solely by the Company, revenue is generally recorded on a gross basis as the Company is the principal with respect to such performance obligations and controls the related goods or services before transfer to the customer. In accordance with the Arena License Agreements, MSG Sports is entitled to a share of the revenue generated from certain signage performance obligations where the Company is the principal. The Company records this signage revenue on a gross basis and MSG Sports’ share of such revenue as a component of direct operating expenses within the consolidated and combined statements of operations.
For Fiscal Years 2023, 2022 and 2021, the Company recorded revenue-sharing expense of $119,017, $92,086 and $558, respectively, for MSG Sports’ share of the Company’s revenues from (i) suite licenses, (ii) certain signage and sponsorships, and (iii) food and beverage based upon the provisions of the underlying contractual arrangements, and on the basis of direct usage when specifically identified or allocated proportionally for all prior periods.
In Fiscal Year 2020, the Company entered into advertising sales representation agreements with certain subsidiaries of MSG Sports. Pursuant to these agreements, the Company has the exclusive right and obligation to sell sponsorship assets on behalf of the respective subsidiaries of MSG Sports. The Company is entitled to both fixed and variable commissions under the terms of these agreements. The Company recognizes the fixed component ratably over the term of the arrangement which corresponds with the Company’s satisfaction of its service-based performance obligations. Variable commissions are earned and recognized as the related sponsorship performance obligations are satisfied by MSG Sports. The Company is not the principal in such arrangements as it does not control the related goods or services prior to transfer to the customer. As an agent under these arrangements, the Company recognizes the advertising commission revenue on a net basis.
The Company was also party to an advertising sales representation agreement with MSG Networks until December 31, 2022.
See Note 17. Related Party Transactions for more information regarding the advertising sales representation agreements with subsidiaries of MSG Sports and Sphere Entertainment.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)
Disaggregation of Revenue
The following table disaggregates the Company’s revenue by major source based upon the timing of transfer of goods or services to the customer for Fiscal Years 2023, 2022 and 2021:

	Year Ended June 30,
	2023	2022	2021
Event-related and entertainment offerings (a)	$546,304	$386,309	$14,062
Sponsorship, signage and suite licenses (b)	203,758	156,387	15,897
Other (c)	29,756	39,384	27,528
Total revenues from contracts with customers	779,818	582,080	57,487
Revenues from Arena License Agreements, leases and subleases	71,678	71,410	24,325
Total revenues	$851,496	$653,490	$81,812
_______________
(a)    Event-related and entertainment offerings revenues are recognized at a point in time.
(b)    See Note 2. Summary of Significant Accounting Policies, Revenue Recognition, and the discussion above within this Note for further details on the pattern of recognition of sponsorship, signage, and suite license revenues.
(c)    Primarily consists of (i) revenues from sponsorship sales and representation agreements with MSG Sports, and (ii) advertising commission revenues recognized from MSG Networks up to December 31, 2022.

In addition to the disaggregation of the Company’s revenue by major source based upon the timing of transfer of goods or services to the customer disclosed above, the following table disaggregates the Company’s consolidated and combined revenues by type of goods or services in accordance with the required entity-wide disclosure requirements of ASC Subtopic 280-10-50-38 to 40 and the disaggregation of revenue required disclosures in accordance with ASC Subtopic 606-10-50-5 for Fiscal Years 2023, 2022, and 2021.

	Year Ended June 30,
	2023	2022	2021
Ticketing and venue license fee revenues (a)	$360,596	$250,092	$8,311
Sponsorship and signage, suite, and advertising commission revenues (b)	262,475	219,113	43,312
Food, beverage and merchandise revenues	151,126	109,915	3,078
Other	5,621	2,960	2,786
Total revenues from contracts with customers	779,818	582,080	57,487
Revenues from Arena License Agreements, leases and subleases	71,678	71,410	24,325
Total revenues	$851,496	$653,490	$81,812
_________________
(a)    Amounts include ticket sales, including other ticket-related revenue, and venue license fees from the Company’s events such as (i) concerts, (ii) the presentation of the Christmas Spectacular, and (iii) live entertainment and other sporting events.
(b)    Amounts include (i) revenues from sponsorship sales and representation agreements with MSG Sports and (ii) advertising commission revenues recognized from MSG Networks until the termination of this agreement as of December 31, 2022.
Contract Balances
The following table provides information about the opening and closing contract balances from the Company’s contracts with customers as of June 30, 2023, 2022 and 2021.

	As of June 30,
	2023	2022	2021
Receivables from contracts with customers, net (a)	$69,295	$106,664	$72,978
Contract assets, current (b)	11,254	5,503	7,052
Deferred revenue, including non-current portion (c)	226,029	203,256	199,041
________________
(a)    As of June 30, 2023, 2022 and 2021, the Company’s receivables from contracts with customers above included $5,397, $4,163 and $5,172, respectively, related to various related parties. See Note 17. Related Party Transactions for further details on these related party arrangements.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)
(b)    Contract assets primarily relate to the Company’s rights to consideration for goods or services transferred to customers, for which the Company does not have an unconditional right to bill as of the reporting date. Contract assets are transferred to accounts receivable once the Company’s right to consideration becomes unconditional.
(c)    Revenue recognized for Fiscal Year 2023 relating to the deferred revenue balance as of June 30, 2022 was $176,828.
Transaction Price Allocated to the Remaining Performance Obligations
The Company’s remaining performance obligations under contracts primarily relates to performance obligations under sponsorship and suite license agreements that have original expected durations longer than one year and for which the considerations are not variable. In developing the estimated revenue, the Company applies the allowable practical expedient and does not disclose information about remaining performance obligations that have original expected durations of one year or less.
The following table depicts the estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) as of June 30, 2023:

As of June 30, 2023
Fiscal year ending June 30, 2024	$167,456
Fiscal year ending June 30, 2025	125,123
Fiscal year ending June 30, 2026	80,783
Fiscal year ending June 30, 2027	50,027
Fiscal year ending June 30, 2028	28,990
Thereafter	26,799
Total estimated revenue expected to be recognized in the future related to performance obligations	$479,178
Note 5. Restructuring Charges
During Fiscal Year 2023, Sphere Entertainment implemented a cost reduction program which resulted in the recognition of termination benefits for a workforce reduction of certain executives and employees. The Company recognized restructuring charges of $10,241, net of contributory credits from the Company to Sphere Entertainment for the Company’s corporate employees. Restructuring charges are inclusive of $2,293 of share-based compensation expenses. As of June 30, 2023, the Company had a restructuring accrual of $2,530, shown in accounts payable, accrued and other current liabilities.
For Fiscal Year 2022, the Company recorded restructuring charges of $5,171, net of contributory credits from the Company to Sphere Entertainment for the Company’s corporate employees. Restructuring charges are inclusive of $1,612 of share-based compensation expenses. As of June 30, 2022, the Company had a restructuring accrual of $3,210, shown in accounts payable, accrued and other current liabilities of which was paid prior to June 30, 2023.
For Fiscal Year 2021, the Company recorded restructuring charges of $14,691, primarily related to termination benefits provided to employees, of which all amounts have been paid as of June 30, 2022. These measures included reductions in full-time workforce in August 2020 and November 2020.
Note 6. Computation of Earnings per-Share
On the MSGE Distribution Date, 51,768 shares of common stock of the Company, inclusive of 17,021 shares of Class A common stock related to the MSGE Retained Interest, were outstanding as of April 20, 2023. This share amount is being utilized for the calculation of basic earnings (loss) per share for Fiscal Years 2022 and 2021 because the Company was not a standalone public company prior to the MSGE Distribution. In addition, for Fiscal Years 2022 and 2021 the computation of diluted earnings per share equals the basic earnings (loss) per share calculation since there was no stock trading information available to compute dilutive effect of shares issuable under share-based compensation plans needed under the treasury method in accordance with ASC Topic 260 and since common stock equivalents were antidilutive due to losses from operations.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)
The following table presents a reconciliation of weighted-average shares used in the calculations of basic and diluted earnings (loss) per share attributable to the Company’s stockholders.

	Years Ended June 30,
	2023	2022	2021
Weighted-average shares (denominator):
Weighted-average shares for basic EPS	51,819	51,768	51,768
Dilutive effect of shares issuable under share-based compensation plans (a)	459	—	—
Weighted-average shares for diluted EPS	52,278	51,768	51,768
Weighted-average anti-dilutive shares (a)	740	—	—
_________________
(a)For Fiscal Years 2022 and 2021, all restricted stock units and stock options were excluded from the above table because there was no stock trading information available to compute dilutive effect of shares issuable under share-based compensation plans under the treasury method in accordance with ASC Topic 260, Earnings Per Share.

Note 7. Equity Investments With Readily Determinable Fair Value
As of June 30, 2023, the Company held investments of (i) Townsquare Media, Inc. (“Townsquare”), and (ii) DraftKings Inc. (“DraftKings”):
•Townsquare is a media, entertainment and digital marketing solutions company that is listed on the New York Stock Exchange (the “NYSE”) under the symbol “TSQ.”
•DraftKings is a fantasy sports contest and sports gambling provider that is listed on the Nasdaq Stock Market (“NASDAQ”) under the symbol “DKNG.”
The fair value of the Company’s investments in Class A common stock of Townsquare and Class A common stock of DraftKings is determined based on quoted market prices in active markets on the NYSE and NASDAQ, respectively, which are classified within Level I of the fair value hierarchy. As a holder of Class C common stock of Townsquare, the Company is entitled to convert at any time all or any part of the Company’s shares into an equal number of shares of Class A common stock of Townsquare, subject to restrictions set forth in Townsquare’s certificate of incorporation. Therefore, the fair value of the Company’s investment in Class C common stock of Townsquare is also determined based on the quoted market price in an active market on the NYSE, which is classified as Level I of the fair value hierarchy.
The carrying fair value of these investments, which is reported under Other non-current assets in the accompanying consolidated and combined balance sheets as of June 30, 2023 and 2022, is as follows:

	As of June 30,
	2023	2022
Townsquare Class A common stock	$6,945	$4,776
Townsquare Class C common stock	13,399	21,499
DraftKings Class A common stock	11,297	10,146
Total Equity investments with readily determinable fair value	$31,641	$36,421

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)
The following table summarizes the realized and unrealized gain (loss) on equity investments with readily determinable fair value, which is reported in Other income (expenses), net in the accompanying consolidated and combined statements of operations:

	Years ended June 30,
	2023	2022	2021
Unrealized gain (loss) — Townsquare	$7,644	$(14,629)	$26,563
Unrealized gain (loss)— DraftKings	8,406	(35,213)	26,942
Total Unrealized gains (loss)	$16,050	$(49,842)	$53,505
Gain (loss) from shares sold— DraftKings	2,608	—	(2,327)
Gain (loss) from shares sold— Townsquare	975	—	—
Total realized and unrealized gain (loss)	$19,633	$(49,842)	$51,178
Supplemental information on realized gain (loss):
Shares of common stock sold — DraftKings	444	—	420
Cash proceeds from common stock sold — DraftKings	$9,864	$—	$22,079
Shares of common stock sold — Townsquare	1,500	—	—
Cash proceeds from common stock sold — Townsquare	$14,550	$—	$—

Note 8. Property and Equipment, Net
As of June 30, 2023 and 2022, property and equipment, net consisted of the following assets:

	As of June 30,
	2023	2022
Land	$62,768	$62,768
Buildings	999,205	995,965
Equipment	322,445	323,741
Aircraft (a)	—	38,090
Furniture and fixtures	29,151	28,976
Leasehold improvements	105,877	105,877
Construction in progress	2,828	3,139
Total Property and equipment	1,522,274	1,558,556
Less accumulated depreciation and amortization	(893,386)	(862,477)
Property and equipment, net	$628,888	$696,079
_________________
(a)    On December 30, 2022, the Company completed the disposition of a corporate aircraft (see Note 3. Dispositions), which resulted in a reduction of gross assets of $38,090 and related accumulated depreciation of $13,689.
Depreciation and amortization expense on property and equipment was $59,709, $63,696 and $70,588 for Fiscal Years 2023, 2022 and 2021, respectively.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)
Note 9. Leases
The following table summarizes the ROU assets and lease liabilities recorded on the Company’s consolidated and combined balance sheets as of June 30, 2023 and 2022:

	As of June 30,
	2023	2022
ROU assets	$235,790	$271,154
Lease liabilities:
Operating leases, current	(36,529)	(39,006)
Operating leases, non-current	(219,955)	(254,114)
Total lease liabilities	$(256,484)	$(293,120)
The following table summarizes the activity related to lease costs recorded within the Company’s consolidated and combined statements of operations for Fiscal Years 2023, 2022 and 2021:

	Line Item in the Company’s Consolidated and Combined Statements of Operations	Years Ended June 30,
		2023	2022	2021
Operating lease cost	Direct operating expenses	20,729	$22,360	$20,138
Operating lease cost	Selling, general and administrative expenses	11,176	9,782	9,773
Variable lease cost	Direct operating expenses	346	147	247
Variable lease cost	Selling, general and administrative expenses	39	41	39
Total lease cost		$32,290	$32,330	$30,197
In November 2021, Sphere Entertainment executed an agreement with the existing landlord for its New York corporate office space, which was assigned to the Company in connection with the MSGE Distribution, pursuant to which it will be relocating from the space that the Company currently occupies to newly renovated office space within the same building. The Company will not be involved in the design or construction of the new space for purposes of the Company’s buildout prior to obtaining possession, which is expected to occur in Fiscal Year 2024. Upon obtaining possession of the space, the new lease is expected to result in an additional lease obligation and right of use asset. While lease payments under the new lease agreement will be recognized as a lease expense on a straight-line basis over the lease term, the Company will begin paying full rent in the second half of Fiscal Year 2026 due to certain tenant incentives included in the arrangement. Base rent payments will increase every five years beginning in Fiscal Year 2031 in accordance with the terms of the lease. The future lease payments related to this new lease for the next five fiscal years and thereafter are expected to be as follows:

As of June 30, 2023
Fiscal Year 2024	$—
Fiscal Year 2025	10,121
Fiscal Year 2026	16,276
Fiscal Year 2027	39,207
Fiscal Year 2028	39,563
Thereafter (Fiscal Year 2029 to Fiscal Year 2046)	799,225
Total lease payments	$904,392

Supplemental cash flow information related to operating leases is as follows:

	Years Ended June 30,
	2023	2022	2021
Cash paid for amounts included in the measurement of operating lease liabilities	$35,400	$33,312	$29,380
Lease assets obtained in exchange for new lease obligations	$478	$298,100	$—

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)
Maturities of operating lease liabilities as of June 30, 2023 were as follows:

As of June 30, 2023
Fiscal year ending June 30, 2024	$38,324
Fiscal year ending June 30, 2025	28,899
Fiscal year ending June 30, 2026	10,527
Fiscal year ending June 30, 2027	22,788
Fiscal year ending June 30, 2028	22,927
Thereafter	230,772
Total lease payments	354,237
Less: imputed interest	97,753
Total lease liabilities	$256,484

The weighted average remaining lease term and weighted average discount rate for our operating leases are as follows:

	As of June 30,
	2023	2022
Weighted average remaining lease term (in years)	12.85	12.90
Weighted average discount rate	4.77%	4.79%
As of June 30, 2023, the Company’s existing operating leases, which are recorded on the accompanying consolidated and combined financial statements, had remaining lease terms ranging from 0.80 years to 15.1 years.
Lessor Arrangements
The Company is party to Arena License Agreements with MSG Sports that, among other things, require the Knicks and the Rangers to play their home games at The Garden in exchange for fixed annual license fees scheduled to be paid monthly over the term of the agreements. The Company accounts for these license fees as operating lease revenue given that the Company provides MSG Sports with the right to direct the use of and obtain substantially all of the economic benefit from The Garden during Knicks and Rangers home games. Operating lease revenue is recognized on a straight-line basis over the lease term, adjusted pursuant to the terms of the Arena License Agreements. In the case of the Arena License Agreements, the lease terms relate to non-consecutive periods of use when MSG Sports uses The Garden for their professional sports teams’ home games, and operating lease revenue is therefore recognized ratably as events occur.
The Arena License Agreements provide that license fees are not required to be paid by MSG Sports during periods when The Garden is unavailable for use due to a force majeure event. As a result of government-mandated suspension of events at The Garden beginning on March 13, 2020 due to the impact of the COVID-19 pandemic, The Garden was not available for use by MSG Sports from the effective date of the Arena License Agreements through the first quarter of Fiscal Year 2021, and, accordingly, the Company did not record any operating lease revenue for this arrangement during the first quarter of Fiscal Year 2021. Use of The Garden resumed for Knicks and Rangers home games without fans in December 2020 and January 2021, respectively, and was available at 10% seating capacity from February through May 2021 when it became available at 100% seating capacity. The Company recorded $68,068, $68,072 and $21,345 of revenues under the Arena License Agreements for Fiscal Year 2023, 2022, and 2021, respectively. In addition, the Company recorded revenues from third party and related party lease and sublease arrangements of $3,610, $3,338 and $2,980 for Fiscal Year 2023, 2022, and 2021, respectively.
Note 10. Goodwill and Intangible Assets
As of June 30, 2023 and 2022, the carrying amount of goodwill was $69,041. The Company has one reportable segment and one reporting unit.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)
The Company’s indefinite-lived intangible assets as of June 30, 2023 and 2022 were as follows:

	As of June 30,
	2023	2022
Trademarks	$61,881	$61,881
Photographic related rights	1,920	1,920
Total indefinite-lived intangible assets	$63,801	$63,801
On August 31, 2022 and 2021, the Company performed its annual impairment tests of goodwill and indefinite-lived intangible assets and determined that there were no impairments of goodwill and indefinite-lived intangible assets identified as of the impairment test date.
The Company’s intangible assets subject to amortization are as follows:

June 30, 2023	Gross	Accumulated Amortization	Net
Other intangibles (a)	$4,217	$(4,217)	$—
Total amortizable intangible assets	$4,217	$(4,217)	$—

June 30, 2022	Gross	Accumulated Amortization	Net
Trade names (b)	$2,530	$(2,169)	$361
Festival rights (b)	8,080	(6,926)	1,154
Other intangibles	4,217	(4,094)	123
Total amortizable intangible assets	$14,827	$(13,189)	$1,638
_________________
(a)    The Other intangibles were fully amortized.
(b)     On December 2, 2022, the Company completed the BCE Disposition (see Note 3. Dispositions) which resulted in a reduction of gross assets and accumulated amortization related to festival rights and trade names, associated with the BCE Disposition.
Amortization expense for intangible assets was $754, $5,838, and $988 for Fiscal Years 2023, 2022, and 2021, respectively.
Note 11. Commitments and Contingencies
Commitments
As of June 30, 2023, commitments of the Company in the normal course of business in excess of one year were as follows:

	Commitments
	June 30, 2024	June 30, 2025	June 30, 2026	June 30, 2027	June 30, 2028	Thereafter	Total
Contractual obligations	$11,225	$12,588	$16,276	$39,207	$39,563	$799,225	$918,084
Letters of credit	8,382	—	—	—	—	—	8,382
Total commitments	$19,607	$12,588	$16,276	$39,207	$39,563	$799,225	$926,466
See Note 9. Leases for more information regarding the Company’s contractually obligated minimum lease payments for operating leases having an initial non-cancelable term in excess of one year for the Company’s venues and various corporate offices. These commitments are presented exclusive of the imputed interest used to reflect the payment’s present value.
See Note 12. Credit Facilities for more information regarding the principal repayments required under the National Properties Facilities.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)
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
Borrowings under the DDTL Facility will bear interest at a variable rate equal to either, at the option of Sphere Entertainment, (a) a base rate plus an applicable margin, or (b) Term SOFR plus 0.10%, plus an applicable margin. The applicable margin equals the applicable margin under the National Properties Facilities (as defined below), plus 1.00% per annum.
Subject to customary borrowing conditions, the DDTL Facility is drawable in up to six separate borrowings of $5,000 or more. The DDTL Facility is prepayable at any time without penalty and amounts repaid on the DDTL Facility may not be reborrowed. If drawn, Sphere Entertainment has the option to make any payments of principal, interest or fees under the DDTL Facility either in cash or by delivering to MSG Entertainment Holdings shares of MSG Entertainment Class A common stock. If Sphere Entertainment elects to make any payment in the form of MSG Entertainment Class A common stock, the amount of such payment would be calculated based on the dollar volume-weighted average trading price for MSG Entertainment Class A common stock for the 20 trading days ending on the day on which Sphere Entertainment made such election.
The DDTL Facility contains certain representations and warranties and affirmative and negative covenants, including, among others, financial reporting, notices of material events, and limitations on asset dispositions restricted payments, and affiliate transactions.
On July 14, 2023, Sphere Entertainment drew down the full amount of $65,000 under the DDTL Facility. On August 9, 2023, Sphere Entertainment repaid the full principal amount of the DDTL Facility and accrued interest and commitment fees by delivering to 1,923 shares of MSG Entertainment Class A common stock to the Company.
Legal Matters
The Company is a defendant in various lawsuits. Although the outcome of these lawsuits cannot be predicted with certainty (including the extent of available insurance, if any), management does not believe that resolution of these lawsuits will have a material adverse effect on the Company.
Note 12. Credit Facilities
The following table summarizes the presentation of the outstanding balances under the Company’s credit and other debt agreements as of June 30, 2023 and 2022:

	As of June 30,
	2023	2022
Current Portion
National Properties Term Loan Facility	$16,250	$8,125
Other debt	—	637
Current portion of long-term debt	$16,250	$8,762

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)

	June 30, 2023			June 30, 2022
	Principal	Unamortized Deferred Financing Costs	Net	Principal	Unamortized Deferred Financing Costs	Net
Non-current Portion
National Properties Term Loan Facility	$625,625	$(12,845)	$612,780	$641,875	$(16,063)	$625,812
National Properties Revolving Credit Facility	17,100	—	17,100	29,100	—	29,100
Other debt	304	—	304	—	—	—
Long-term debt, net of deferred financing costs	$643,029	$(12,845)	$630,184	$670,975	$(16,063)	$654,912

National Properties Facilities
General. On June 30, 2022, MSG National Properties, LLC (“MSG National Properties”), MSG Entertainment Group, LLC and certain subsidiaries of MSG National Properties entered into a credit agreement with JP Morgan Chase Bank, N.A., as administrative agent and the lenders and L/C issuers party thereto (as amended, the “National Properties Credit Agreement”), providing for a five-year, $650,000 senior secured term loan facility (the “National Properties Term Loan Facility”) and a five-year, $100,000 revolving credit facility (the “National Properties Revolving Credit Facility” and, together with the National Properties Term Loan Facility, the “National Properties Facilities”). In connection with the MSGE Distribution, the National Properties Credit Agreement was amended to replace MSG Entertainment Group, LLC with MSG Entertainment Holdings as the parent guarantor. As of June 30, 2023, outstanding letters of credit were $8,382 and the remaining balance available under the National Properties Revolving Credit Facility was $74,518.
Proceeds. The proceeds of the National Properties Facilities were used on the closing date to repay in full the obligations outstanding under MSG National Properties’ prior term loan facility (the “Prior National Properties Loan Facility”) and to pay fees and expenses in connection with the National Properties Facilities and the refinancing of the Prior National Properties Loan Facility. Up to $25,000 of the National Properties Revolving Credit Facility is available for the issuance of letters of credit. Proceeds of the National Properties Revolving Credit Facility may be used to fund working capital needs, for general corporate purposes of MSG National Properties and its subsidiaries and to make distributions to MSG Entertainment Holdings.
Interest Rates. Borrowings under the current National Properties Facilities bear interest at a floating rate, which at the option of MSG National Properties may be either (a) a base rate plus an applicable margin ranging from 1.50% to 2.50% per annum, determined based on the total leverage ratio of MSG National Properties and its restricted subsidiaries (the “National Properties Base Rate”), or (b) Term SOFR plus an applicable margin ranging from 2.50% to 3.50% per annum, determined based on the total leverage ratio of MSG National Properties and its restricted subsidiaries (the “National Properties SOFR Rate”). As of June 30, 2023, the additional rate used in calculating the floating rate was (i) 2.50% per annum for borrowings bearing the National Properties Base Rate, and (ii) 5.20% per annum for borrowings bearing the National Properties SOFR Rate. The National Properties Credit Agreement requires MSG National Properties to pay a commitment fee ranging from 0.30% to 0.50% in respect of the daily unused commitments under the National Properties Revolving Credit Facility. MSG National Properties is also required to pay customary letter of credit fees, as well as fronting fees, to banks that issue letters of credit pursuant to the National Properties Credit Agreement. The interest rate on the National Properties Facilities as of June 30, 2023 was 7.70%.
Principal Repayments. Subject to customary notice and minimum amount conditions, the Company may voluntarily repay outstanding loans under the National Properties Facilities and terminate commitments under the National Properties Revolving Credit Facility, at any time, in whole or in part, subject only to customary breakage costs in the case of prepayment of Term SOFR loans. The National Properties Facilities will mature on June 30, 2027. The principal obligations under the National Properties Term Loan Facility are to be repaid in quarterly installments beginning with the fiscal quarter ending March 31, 2023, in an aggregate amount equal to 2.50% per annum (0.625% per quarter), stepping up to 5.0% per annum (1.25% per quarter) in the fiscal quarter ending September 30, 2025, with the balance due at the maturity of the facility. The principal obligations under the National Properties Revolving Credit Facility are due at the maturity of the facility.
Covenants. The National Properties Credit Agreement includes financial covenants requiring MSG National Properties and its restricted subsidiaries to maintain a specified minimum liquidity level, a specified minimum debt service coverage ratio and

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)
specified maximum total leverage ratio. The minimum liquidity level is set at $50,000, and is tested based on the level of average daily liquidity, consisting of cash and cash equivalents and available revolving commitments, over the last month of each quarter over the life of the National Properties Facilities. The debt service coverage ratio covenant began testing in the fiscal quarter ended December 31, 2022, and is set at a ratio of 2:1 before stepping up to 2.5:1 in the fiscal quarter ending September 30, 2024. The leverage ratio covenant began testing in the fiscal quarter ended June 30, 2023. It is tested based on the ratio of MSG National Properties and its restricted subsidiaries’ consolidated total indebtedness to adjusted operating income, with an initial maximum ratio of 6:1, stepping down to 5.5:1 in the fiscal quarter ending June 30, 2024 and 4.5:1 in the fiscal quarter ending June 30, 2026. As of June 30, 2023, MSG National Properties and its restricted subsidiaries were in compliance with the covenants of the National Properties Credit Agreement.
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
Guarantors and Collateral. All obligations under the National Properties Facilities are guaranteed by MSG Entertainment Holdings and MSG National Properties’ existing and future direct and indirect domestic subsidiaries, other than the subsidiaries that own The Garden and certain other excluded subsidiaries (the “Subsidiary Guarantors”).
All obligations under the National Properties Facilities, including the guarantees of those obligations, are secured by certain of the assets of MSG National Properties and the Subsidiary Guarantors (collectively, “Collateral”) including, but not limited to, a pledge of some or all of the equity interests held directly or indirectly by MSG National Properties in each Subsidiary Guarantor. The Collateral does not include, among other things, any interests in The Garden or the leasehold interests in Radio City Music Hall and the Beacon Theatre. Under certain circumstances, MSG National Properties is required to make mandatory prepayments on loans outstanding, including prepayments in an amount equal to the net cash proceeds of certain sales of assets or casualty insurance and/or condemnation recoveries (subject to certain reinvestment, repair or replacement rights), subject to certain exceptions.
Accounting Treatment. The Company evaluated the terms of the National Properties Term Loan Facility and the Prior National Properties Term Loan Facility and concluded such facilities to be substantially different for accounting purposes. As a result, the Company recorded a loss on extinguishment of $35,629 in connection with the above financing transactions for Fiscal Year 2022.
Debt Maturities

Maturities for the outstanding debt balances as of June 30, 2023 were as follows:

	National Properties Facilities	Other debt	Total
Fiscal year ending June 30, 2024	$16,250	$—	$16,250
Fiscal year ending June 30, 2025	16,250	304	16,554
Fiscal year ending June 30, 2026	32,500	—	32,500
Fiscal year ending June 30, 2027	593,975	—	593,975
Fiscal year ending June 30, 2028	—	—	—
Thereafter	—	—	—
	$658,975	$304	$659,279

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)
Interest payments and loan principal repayments made by the Company under the National Properties Credit Agreement were as follows:

	Interest Payments			Loan Principal Repayments
	Year Ended June 30,			Year Ended June 30,
	2023	2022	2021	2023	2022	2021
National Properties Facilities	48,548	52,163	22,879	20,125	646,750	3,250

The carrying value and fair value of the Company’s financial instruments reported in the accompanying consolidated and combined balance sheets were as follows:

	June 30, 2023		June 30, 2022
	Carrying Value(a)	Fair Value	Carrying Value(a)	Fair Value
Liabilities:
National Properties Facilities	$658,975	$655,509	$679,100	$679,100
Other debt	304	304	637	637
Total	$659,279	$655,813	$679,737	$679,737
_________________
(a)The total carrying value of the Company’s financial instruments as of June 30, 2023 and June 30, 2022 is equal to the current and non-current principal payments for the Company’s credit agreements excluding unamortized deferred financing costs of $12,845 and $16,063, respectively.
The Company’s long-term debt is classified within Level II of the fair value hierarchy as it is valued using quoted indices of similar instruments for which the inputs are readily observable.
Note 13. Pension Plans and Other Postretirement Benefit Plans
Prior to the MSGE Distribution, Sphere Entertainment sponsored both funded and unfunded defined benefit plans, as well as a postretirement benefit plan, covering certain full-time employees and retirees of the Company. In connection with the MSGE Distribution, the sponsorship of certain plans was transferred to the Company as described below. In connection with the MSGE Distribution, the Company also established certain non-qualified excess plans covering certain employees as described below.
Defined Benefit Pension Plans and Postretirement Benefit Plans
After the MSGE Distribution, sponsorship of a non-contributory, qualified cash balance retirement plan covering the Company’s non-union employees (the “Cash Balance Pension Plan”) and an unfunded non-contributory, non-qualified excess cash balance plan covering certain employees who participate in the underlying qualified plan (collectively, the “Cash Balance Plans”) was transferred from Sphere Entertainment to MSG Entertainment. Since March 1, 2011, the Cash Balance Pension Plan has also included the assets and liabilities of a frozen (as of December 31, 2007) non-contributory qualified defined benefit pension plan covering non-union employees hired prior to January 1, 2001 (the “Retirement Pension Plan”). The Cash Balance Plans were amended to freeze participation and future benefit accruals effective December 31, 2015 for all employees. Therefore, since December 31, 2015, no new participants have been able to participate in the Cash Balance Plans l and no further annual pay credits will be made for any future year. Existing account balances under the plans will continue to be credited with monthly interest in accordance with the terms of the plans.
MSG Entertainment also sponsors an unfunded non-contributory, non-qualified defined benefit pension plan for the benefit of certain employees who participated in the Retirement Pension Plan on March 1, 2011 (the “Excess Plan”). As of December 31, 2007, the Excess Plan was amended to freeze all benefits earned through December 31, 2007 and to eliminate the ability of participants to earn benefits for future service under these plans.
Lastly, in connection with the MSGE Distribution, sponsorship of a non-contributory, qualified defined benefit pension plan covering certain of the Company’s union employees (the “Union Plan”) was transferred from Sphere Entertainment to MSG Entertainment. Benefits payable to retirees under the Union Plan are based upon years of Benefit Service (as defined in the Union Plan document).

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)
The Cash Balance Plans, Union Plan, and Excess Plan are collectively referred to as the “pension plans.”
MSG Entertainment also sponsors a welfare plan (the “Postretirement Plan”) which provides certain postretirement healthcare benefits to certain employees of the Company hired prior to January 1, 2001, who are eligible to commence receipt of early or normal benefits under the Cash Balance Pension Plan, and their dependents, as well as certain union employees.
Prior to the MSGE Distribution, Sphere Entertainment was the legal sponsor of the pension plans and Postretirement Plan. For purposes of the combined financial statements, it was determined that these plans’ assets and liabilities were attributable to the Company. Therefore, the combined financial statements for periods prior to the MSGE Distribution reflect the full impact of the pension plans and Postretirement Plan on both the combined statements of operations and combined balance sheets. As discussed above, the Pension Plans and Postretirement Plan were transferred to the Company.
The following table summarizes the projected benefit obligations, assets, funded status and the amounts recorded on the Company’s consolidated and combined balance sheets as of June 30, 2023 and 2022, associated with the pension plans and Postretirement Plan based upon actuarial valuations as of those measurement dates.

	Pension Plans		Postretirement Plan
	June 30,		June 30,
	2023	2022	2023	2022
Change in benefit obligation:
Benefit obligation at beginning of period	$135,916	$171,897	$2,463	$3,218
Service cost	68	120	25	32
Interest cost	5,874	3,708	97	42
Actuarial loss (gain) (a)	(3,753)	(33,344)	304	(501)
Benefits paid	(7,139)	(6,465)	(372)	(328)
Plan settlements paid	(97)	—	—	—
Other	(144)	—	—	—
Benefit obligation at end of period	130,725	135,916	2,517	2,463
Change in plan assets:
Fair value of plan assets at beginning of period	108,978	145,651	—	—
Actual return on plan assets	1,782	(30,667)	—	—
Employer contributions	250	400	—	—
Benefits paid	(7,080)	(6,406)	—	—
Administrative expenses paid	(1,694)	—	—	—
Fair value of plan assets at end of period	102,236	108,978	—	—
Funded status at end of period	$(28,489)	$(26,938)	$(2,517)	$(2,463)
_____________________
(a)    In Fiscal Year 2023, the actuarial gains on the benefit obligations were primarily due to an increase in discount rate partially offset by an increase in the interest crediting rates. In Fiscal Year 2022, the actuarial gains on the benefit obligations were primarily due to a net increase in discount and interest crediting rates.
Amounts recognized in the consolidated and combined balance sheets as of June 30, 2023 and 2022 consist of:

	Pension Plans		Postretirement Plan
	June 30,		June 30,
	2023	2022	2023	2022
Current liabilities (included in accrued employee related costs)	$(270)	$(264)	$(318)	$(364)
Non-current liabilities (included in defined benefit and other postretirement obligations)	$(28,219)	$(26,674)	$(2,199)	$(2,099)
	$(28,489)	$(26,938)	$(2,517)	$(2,463)

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)
Accumulated other comprehensive loss, before income tax, as of June 30, 2023 and 2022 consists of the following amounts that have not yet been recognized in net periodic benefit cost:

	Pension Plans		Postretirement Plan
	June 30,		June 30,
	2023	2022	2023	2022
Actuarial gain (loss)	$(40,625)	$(41,910)	$(555)	$(251)
The following table presents components of net periodic benefit cost for the pension plans and Postretirement Plan included in the accompanying consolidated and combined statements of operations for Fiscal Years 2023, 2022, and 2021. Service cost is recognized in direct operating expenses and selling, general and administrative expenses. All other components of net periodic benefit cost are reported in Other income (expense), net.

	Pension Plans			Postretirement Plan
	Year Ended June 30,			Year Ended June 30,
	2023	2022	2021	2023	2022	2021
Service cost	$68	$120	$96	$25	$32	$47
Interest cost	5,874	3,708	3,385	97	42	45
Expected return on plan assets	(4,362)	(6,016)	(5,232)	—	—	—
Recognized actuarial loss	1,800	1,386	1,093	—	34	98
Settlement loss recognized (a)	5	—	870	—	—	—
Net periodic benefit cost reported in the consolidated and combined statements of operations	$3,385	$(802)	$212	$122	$108	$190
_________________
(a)    For Fiscal Years 2023, 2022 and 2021, lump-sum payments totaling $97, $0 and $52, respectively, were distributed to vested participants of the non-qualified excess cash balance plan, triggering the recognition of settlement losses in accordance with ASC Topic 715. Due to these pension settlements, the Company was required to remeasure its pension plan liability for Fiscal Year 2021. The discount rates used for the projected benefit obligation and interest cost were 5.44% and 5.41% ,respectively as of June 30, 2023, 1.96% and 1.30% as of June 30, 2022, respectively, and 1.77% and 1.24% as of June 30, 2021, respectively. Additionally, settlement charges of $5, $0 and $870 were recognized in Other income (expense), net for Fiscal Years 2023, 2022 and 2021, respectively.
Other pre-tax changes in plan assets and benefit obligations recognized in other comprehensive income (loss) for Fiscal Years 2023, 2022, and 2021 were as follows:

	Pension Plans			Postretirement Plan
	Years Ended June 30,			Years Ended June 30,
	2023	2022	2021	2023	2022	2021
Actuarial gain (loss), net	$(1,800)	$(3,306)	$(5,244)	$304	$501	$76
Recognized actuarial loss	520	1,386	1,093	—	34	98
Curtailments	—	—	91	—	—	65
Settlement loss recognized	5	—	870	—	—	—
Total recognized in other comprehensive income (loss)	$(1,275)	$(1,920)	$(3,190)	$304	$535	$239
Funded Status
The accumulated benefit obligation for the pension plans aggregated to $130,725 and $135,916 at June 30, 2023 and 2022, respectively. As of June 30, 2023 and 2022, each of the pension plans had accumulated benefit obligations and projected benefit obligations in excess of plan assets.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)
Pension Plans and Postretirement Plan Assumptions
Weighted-average assumptions used to determine benefit obligations (made at the end of the period) as of June 30, 2023 and 2022 were as follows:

	Pension Plans		Postretirement Plan
	June 30,		June 30,
	2023	2022	2023	2022
Discount rate	5.34%	4.86%	5.40%	4.62%
Interest crediting rate	3.77%	2.76%	n/a	n/a
Healthcare cost trend rate assumed for next year	n/a	n/a	7.00%	6.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	n/a	n/a	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	n/a	n/a	2032	2027
Weighted-average assumptions used to determine net periodic benefit cost (made at the beginning of the period) for Fiscal Years 2023, 2022 and 2021 were as follows:

	Pension Plans			Postretirement Plan
	Years Ended June 30,			Years Ended June 30,
	2023	2022	2021	2023	2022	2021
Discount rate - projected benefit obligation	4.86%	2.87%	2.84%	4.63%	2.17%	2.09%
Discount rate - service cost	4.97%	3.11%	3.20%	4.89%	2.65%	2.15%
Discount rate - interest cost	4.56%	1.92%	1.92%	4.28%	1.51%	1.23%
Expected long-term return on plan assets	5.92%	4.94%	4.02%	n/a	n/a	n/a
Interest crediting rate	2.76%	2.32%	1.37%	n/a	n/a	n/a
Healthcare cost trend rate assumed for next year	n/a	n/a	n/a	6.00%	6.25%	6.50%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	n/a	n/a	n/a	5.00%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	n/a	n/a	n/a	2027	2027	2027
The discount rates were determined (based on the expected duration of the benefit payments for the plans) from the Willis Towers Watson U.S. Rate Link: 40-90 Discount Rate Model as of June 30, 2023 and 2022 to select a rate at which the Company believed the plans’ benefits could be effectively settled. This model was developed by examining the yields on selected highly rated corporate bonds. The expected long-term return on plan assets is based on a periodic review and modeling of the plans’ asset allocation structures over a long-term horizon. Expectations of returns for each asset class are the most important of the assumptions used in the review and modeling and are based on comprehensive reviews of historical data, forward-looking economic outlook, and economic/financial market theory. The expected long-term rate of return was selected from within the reasonable range of rates determined by (i) historical returns for the asset classes covered by the investment policy and (ii) projections of returns over the long-term period during which benefits are payable to plan participants.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)
Plan Assets and Investment Policy
The weighted-average asset allocation of the pension plans’ assets at June 30, 2023 and 2022 was as follows:

	As of June 30,
Asset Classes (a):	2023	2022
Fixed income securities	75%	78%
Equity securities	15%	14%
Cash equivalents	10%	8%
	100%	100%
_____________________
(a)    The Company’s target allocation for the Cash Balance Plan assets is 85% fixed income securities and 15% equity as of June 30, 2023 and the Company’s target allocation for the Union Plan assets is 100% fixed income securities.
Investment allocation decisions have been made by (i) Sphere Entertainment’s Investment & Benefits Committee prior to the MSGE Distribution and (ii) the Company’s Investment & Benefits Committee after the MSGE Distribution. Each Investment & Benefits Committee utilized the services of an investment manger to actively manage the assets of the pension plans. The Company has established asset allocation target and investment policies and guidelines with the investment manager. The investment manager takes into account expected long-term risks, returns, correlation, and other prudent investment assumptions when recommending asset classes and investment managers to the Company’s Investment & Benefits Committee. The investment manager also considers each applicable pension plans’ liabilities when making investment allocation recommendations. The majority of the pension plans’ assets are invested in fixed income securities.
Investments at Estimated Fair Value
The cumulative fair values of the individual plan assets at June 30, 2023 and 2022 by asset class were as follows:

	Fair Value Hierarchy	As of June 30,
		2023	2022
Fixed income securities:
U.S. Treasury securities (a)	I	$3,673	$672
Money market fund (a)	I	6,511	8,311
U.S. Gov’t Agency Obligations(b)	II	308	—
Mutual fund - equity (c)	II	15,296	15,661
Common collective trust (c)	II	76,448	84,334
Total investments measured at fair value		$102,236	$108,978
_____________________
(a)    U.S. Treasury Securities and the money market fund are classified within Level I of the fair value hierarchy as they are valued using observable inputs that reflect quoted prices for identical assets in active markets.
(b)    U.S. Government Agency Obligations are classified within Level II of the fair value hierarchy as they are valued daily using institutional bond quotes based on evaluations based on various market and industry inputs.
(c)    The common collective trust (“CCT”) and the mutual fund, which are non-exchange traded funds, are classified within Level II of the fair value hierarchy at their net asset value (“NAV”) as reported by the Trustee and investment manager, respectively. The NAV is based on the fair value of the underlying investments held by the funds which are based on quoted market prices less their liabilities. Both the CCT and the mutual fund publish their daily NAV and use such value as the basis for current transactions.
Contributions for Qualified Defined Benefit Pension Plans
During Fiscal Year 2023, the Company contributed $250 to the Union Plan. The Company expects to contribute $12,600 and $250 to the Cash Balance Plan and Union Plan, respectively in Fiscal Year 2024.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)
Estimated Future Benefit Payments
The following table presents estimated future fiscal year benefit payments for the pension plans and Postretirement Plan:

	Pension Plans	Postretirement Plan
Fiscal year ending June 30, 2024	$10,799	$328
Fiscal year ending June 30, 2025	$8,355	$334
Fiscal year ending June 30, 2026	$8,666	$315
Fiscal year ending June 30, 2027	$9,015	$271
Fiscal year ending June 30, 2028	$8,754	$266
Fiscal years ending June 30, 2029 – 2033	$46,261	$1,119
Defined Contribution Plans
MSG Entertainment sponsors The Madison Square Garden 401(k) Savings Plan (the “401(k) Plan”) and the MSG Entertainment Holdings, LLC Excess Savings Plan (collectively referred to as the “Savings Plans”). The 401(k) Plan is a multiple employer plan. For Fiscal Years 2023, 2022 and 2021, expenses related to the Savings Plans, excluding expenses related to MSG Sports employees and for Fiscal Years 2023 excluded expenses related to Sphere Entertainment employees, that are included in the accompanying consolidated and combined statements of operations were $5,187, $4,284 and $2,274, respectively.
In addition, MSG Entertainment sponsors The Madison Square Garden 401(k) Union Plan (the “Union Savings Plan”). The Union Savings Plan is a multiple employer plan. For Fiscal Years 2023, 2022 and 2021, expenses related to the Union Savings Plan included in the accompanying consolidated and combined statements of operations were $428, $394 and $215, respectively.
Multiemployer Plans
The Company contributes to a number of multiemployer defined benefit pension plans, multiemployer defined contribution pension plans, and multiemployer health and welfare plans that provide benefits to retired union-represented employees under the terms of collective bargaining agreements (“CBAs”).
Multiemployer Defined Benefit Pension Plans
The multiemployer defined benefit pension plans to which the Company contributes generally provide for retirement and death benefits for eligible union-represented employees based on specific eligibility/participant requirements, vesting periods and benefit formulas. The risks to the Company of participating in these multiemployer defined benefit pension plans are different from single-employer defined benefit pension plans in the following aspects:
•Assets contributed to a multiemployer defined benefit pension plan by one employer may be used to provide benefits to employees of other participating employers.
•If a participating employer stops contributing to a multiemployer defined benefit pension plan, the unfunded obligations of the plan may be borne by the remaining participating employers.
•If the Company chooses to stop participating in some of these multiemployer defined benefit pension plans, the Company may be required to pay those plans an amount based on the Company’s proportion of the underfunded status of the plan, referred to as a withdrawal liability. However, cessation of participation in a multiemployer defined benefit pension plan and subsequent payment of any withdrawal liability is subject to the collective bargaining process.
The following table outlines the Company’s participation in multiemployer defined benefit pension plans for Fiscal Years 2023, 2022 and 2021, and summarizes the contributions that the Company has made during each period. The “EIN” and “Pension Plan Number” columns provide the Employer Identification Number and the three-digit plan number for each applicable plan. The most recent Pension Protection Act zone status available as of June 30, 2023 and 2022 relates to the plan’s two most recent years ended which are indicated. Among other factors, plans in the red zone are generally less than 65% funded, plans in the orange zone are both less than 80% funded and have an accumulated funding deficiency or are expected to have a deficiency in any of the next six plan years, plans in the yellow zone are less than 80% funded, and plans in the green zone are at least 80% funded. The “FIP/RP Status Pending/Implemented” column indicates whether a funding improvement plan (“FIP”) for yellow/

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)
orange zone plans or a rehabilitation plan (“RP”) for red zone plans is either pending or has been implemented by the trustees of such plan. The zone status and any FIP or RP information is based on information that the Company received from the plan, and the zone status is as certified by the plan’s actuary. The last column lists the expiration date(s) or a range of expiration dates of the CBA to which the plans are subject. There are no other significant changes that affect such comparability.

			PPA Zone Status		FIP/RP Status Pending / Implemented	Company Contributions
			As of June 30,			Year Ended June 30,
Plan Name	EIN	Pension Plan Number	2023	2022		2023	2022	2021	Surcharge Imposed	Expiration Date of CBA
Pension Fund of Local No. 1 of I.A.T.S.E.	136414973	001	Green as of 2022-12-31	Green as of 2021-12-31	No	$2,550	$1,999	$194	No	6/30/2026
All Other Multiemployer Defined Benefit Pension Plans						2,897	1,907	584
						$5,447	$3,906	$778
The Company was listed in the following plans’ Form 5500’s as providing more than 5% of the total contributions for the following plans and plan years:

Fund Name	Exceeded 5 Percent of Total Contributions	Year Contributions to Plan Exceeded 5 Percent of Total Contributions (As of Plan’s Year-End)
Pension Fund of Local No. 1 of I.A.T.S.E	True	December 31, 2021, 2020 and 2019
32BJ/Broadway League Pension Fund	True	December 31, 2021, 2020 and 2019
Treasurers and Ticket Sellers Local 751 Pension Fund	True	August 31, 2022, 2021 and 2020

Multiemployer Defined Contribution Pension Plans
The Company contributed $7,316, $5,641 and $723 for Fiscal Years 2023, 2022 and 2021, respectively, to multiemployer defined contribution pension plans.

Executive Deferred Compensation Plan
The Company assumed the sponsorship of the Madison Square Garden Entertainment Corp. Executive Deferred Compensation Plan from Sphere Entertainment in connection with the MSGE Distribution (the “Deferred Compensation Plan”). The Deferred Compensation Plan was established to permit a select group of highly-compensated employees to defer the employee’s annual base salary and bonus into the Deferred Compensation Plan with returns on such deferrals tracking the performance of certain investments. Following the MSGE Distribution accounts attributable to the Sphere Entertainment’s current employees as of the Distribution Date were transferred to a deferred compensation plan established by Sphere Entertainment in connection with the MSGE Distribution. Amounts deferred and invested by employees under the Deferred Compensation Plan are placed in an irrevocable trust established by the Company and all assets of the trust are subject to the creditors of the Company in the event of insolvency. In accordance with ASC Topic 710, Compensation – General (“ASC Topic 710”), the assets of the trust are consolidated with the accounts of the Company and are recognized in the Company’s consolidated balance sheet.
In accordance with ASC Topic 710, the Company remeasures the deferred compensation liability, with a charge (or credit) to compensation cost in the Company’s consolidated statements of operations, to reflect changes in the fair value of the assets owed to the participants of the Deferred Compensation Plan. The Company remeasures the fair value of the assets held in trust in accordance with ASC Topic 321, Investments – Equity Securities, and recognizes unrealized gains and losses in Miscellaneous income (expense), net in the Company’s consolidated statements of operations. The Company recorded compensation expense/(compensation cost credits) of $225, for the year ended June 30, 2023, within Selling, general and administrative expenses to reflect the remeasurement of the Deferred Compensation Plan liability. In addition, the Company recorded gains/(losses) of $225, for the year ended June 30, 2023 within Other income (expense), net to reflect the remeasurement of the fair value of assets under the Deferred Compensation Plan. The investments made from employee contributions and investments sold for employee distributions of trust assets are classified as operating activities in the Company’s consolidated and combined statements of cash flows.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)
Amounts recognized in the consolidated balance sheets as of June 30, 2023 related to the Deferred Compensation Plan consist of:

June 30, 2023
Non-current assets (included in investments)	$2,954
Non-current liabilities (included in other employee related costs)	$(2,976)
Note 14. Share-based Compensation
Prior to the MSGE Distribution Date, certain employees of the Company participated in the share-based compensation plans of Sphere Entertainment (“Sphere Entertainment Employee Stock Plans”). The plans provide for discretionary grants of incentive stock options and non-qualified stock options, restricted shares, restricted stock units, performance stock units, stock appreciation rights and other share-based awards. All awards granted under the Sphere Entertainment Employee Stock Plans will settle in shares of Sphere Entertainment’s Class A common stock, or, at the option of the Compensation Committee of the Sphere Entertainment Board of Directors, in cash. Prior to the MSGE Distribution Date, the consolidated and combined financial statements only reflect the expenses for the awards provided to the Company’s direct employees, net of expenses related to the Company’s corporate employees who participate in the Sphere Entertainment Employee Stock Plans that were charged to Sphere Entertainment.
Effective as of the MSGE Distribution Date, the Company adopted two share-based compensation plans: the 2023 Employee Stock Plan (the “Employee Stock Plan”) and the 2023 Stock Plan for Non-Employee Directors (the “Non-Employee Director Plan). Under the Employee Stock Plan, the Company is authorized to grant incentive stock options, non-qualified stock options, restricted shares, restricted stock units (“RSUs”), performance stock units (“PSUs”), stock appreciation rights and other equity-based awards. The Company may grant awards under the Employee Stock Plan for up to an aggregate number of 11,000 shares of Class A Common stock, which may be either treasury shares or authorized but unissued shares. Options and stock appreciation rights under the Employee Stock Plan must be granted with an exercise price of not less than the fair market value of a share of the Company’s Class A common stock on the date of grant and must expire no later than 10 years from the date of grant (or up to one additional year in the case of the death of a holder). The terms and conditions of awards granted under the Employee Stock Plan, including vesting and exercisability, are determined by the Compensation Committee of the Board of Directors (“Compensation Committee”) and may include terms or conditions based upon performance criteria. RSUs that were awarded by the Company to its employees will settle in shares of the Company's Class A common stock (either from treasury or with newly issued shares), or, at the option of the Compensation Committee, in cash. Under the Non-Employee Director Plan, the Company is authorized to grant non-qualified stock options, RSUs, restricted shares, stock appreciation rights and other equity-based awards. The Company may grant awards under this plan for up to an aggregate number of 750 shares of Class A common stock, which may be either treasury shares or authorized but unissued shares. Options under the Non-Employee Director Plan must be granted with an exercise price of not less than the fair market value of a share of the Company’s Class A common stock on the date of grant and must expire no later than 10 years from the date of grant (or up to one additional year in the case of the death of a holder). The terms and conditions of awards granted under the Non-Employee Director Plan, including vesting and exercisability, are determined by the Compensation Committee. Unless otherwise provided in an applicable award agreement, options granted under this plan will be fully vested and exercisable upon the date of grant. Unless otherwise provided in an applicable award agreement, RSUs granted under this plan will be fully vested upon the date of grant and will settle in shares of the Company's Class A common stock (either from treasury or with newly issued shares), or, at the option of the Compensation Committee, in cash.
Treatment After the MSGE Distribution of Share-based Payment Awards Initially Granted Under Sphere Entertainment Equity Award Programs
Prior to the MSGE Distribution, certain employees and the non-employee directors of Sphere Entertainment (some of whom are now employees or non-employee directors of the Company) participated in Sphere Entertainment equity award programs (the “Sphere Entertainment Stock Plans”). In connection with the MSGE Distribution, each option to purchase Sphere Entertainment’s Class A common stock became two options: one option to acquire Sphere Entertainment Class A common stock and one an option to acquire the Company’s Class A common stock granted under the Employee Stock Plan. The exercise price of the option was allocated between the existing Sphere Entertainment options and new Company options based upon the weighted average price of each of the Sphere Entertainment Class A common stock and our Class A Common Stock over the ten trading days immediately following the Distribution. In connection with the MSGE Distribution, each holder of a Sphere Entertainment RSU received one MSG Entertainment RSU in respect of every one Sphere Entertainment RSU owned on the

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)
record date and continues to be entitled to a share of Sphere Entertainment Class A common stock (or cash or other property) for each Sphere Entertainment RSU in accordance with the Sphere Entertainment award agreement. Additionally, each holder of a Sphere Entertainment employee PSU received one Company PSU (at target performance) in respect of every one Sphere Entertainment PSU (at target performance) owned on the Record Date and continues to be entitled to a share of Sphere Entertainment Class A common stock (or cash or other property) for each Sphere Entertainment PSU in accordance with the Sphere Entertainment award agreement.
Further, in connection with the MSGE Distribution, each holder of a Sphere Entertainment director RSU received one share of our Class A common stock in respect of every one Sphere Entertainment RSU owned on the Record Date and continues to be entitled to a share of Sphere Entertainment Class A common stock (or cash or other property) in accordance with the Sphere Entertainment award agreement.
Share-based Compensation Expense
Share-based compensation expense is generally recognized straight-line over the vesting term of the award, which typically provides for three-year cliff or graded vesting subject to continued employment. For awards that are graded vesting and subject to performance conditions, in addition to continued employment, the Company uses the graded-vesting method to recognize share-based compensation expense.
The Company’s RSUs, PSUs and/or stock options held by individuals who are solely Sphere Entertainment and/or MSG Sports employees are not expensed by the Company; however, such RSUs/PSUs and/or stock options do have a dilutive effect on earnings (loss) per share available to the Company’s common stockholders.
Share-based compensation expense was recognized in the consolidated and combined statements of operations as a component of direct operating expenses or selling, general and administrative expenses. The following table presents the share-based compensation expense recorded during Fiscal Years 2023, 2022, and 2021:

	Years Ended June 30,
	2023	2022	2021
Share-based compensation expense (a)	$29,521	$37,746	$40,663
_____________________
(a)    For Fiscal Years 2023, 2022, and 2021 share-based compensation excludes costs of $2,293, $1,612, and nil, respectively, that have been reclassified to Restructuring charges in the consolidated and combined statements of operations, as detailed in Note 5, Restructuring Charges.
RSU and PSU Award Activity
The following table summarizes activity related to MSG Entertainment’s RSUs and PSUs held by the Company, MSG Sports, and Sphere’s employees from the MSGE Distribution Date to June 30, 2023:

	Number of		Weighted-Average Grant-date Fair Value (a)
	RSUs	PSUs
Unvested award balance as of April 20, 2023	1,022	1,156	$66.49
Granted	64	21	$35.09
Vested (b)	(168)	(74)	$62.41
Forfeited	(15)	(19)	$58.82
Unvested award balance as of June 30, 2023	903	1,084	$65.78
_____________________
(a) Weighted-average grant-date fair value as of April 20, 2023 and for activity prior to MSGE Distribution Date does not reflect any adjustment associated with the MSGE Distribution. See above for further detail for the MSGE Distribution.

(b) The fair value of RSUs and PSUs that vested and were distributed during Fiscal Year 2023 was $8,259. Upon delivery, RSUs granted under the Sphere Entertainment Stock Plan (as defined above) were net share-settled to cover the required statutory tax withholding obligations. To fulfill the employees’ statutory minimum tax withholding obligations for the applicable income and other employment taxes, 82 of these RSUs, with an aggregate value of $2,783 were retained by Sphere Entertainment.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)
As of June 30, 2023, there was $32,635 of unrecognized compensation cost related to unvested RSUs and PSUs held by the Company’s direct employees. The cost is expected to be recognized over a weighted-average period of approximately 1.8 years.
Stock Options Award Activity
Compensation expense for MSG Entertainment stock options held by the Company’s employees is determined based on the grant date fair value of the award calculated using the Black-Scholes options-pricing model. Stock options generally vest over a three years’ service period and expire 7.5 to 10 years from the date of grant.

The following table summarizes activity related to the Company’s stock options from the MSGE Distribution to June 30, 2023:

	Number of Time Vesting Options	Weighted-Average Exercise Price Per Share (a)	Weighted-Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value

Balance as of April 20, 2023	724	$55.87
Options granted in Fiscal Year 2023	—
Balance as of June 30, 2023	724	$55.87	2.47	$—
Exercisable on June 30, 2023	724	$55.87	2.47	$—
_____________________
(a) Weighted-average grant-date fair value as of April 20, 2023 and for activity prior to MSGE Distribution Date does not reflect any adjustment associated with the MSGE Distribution. See above for further detail for the MSGE Distribution.
Note 15. Equity
Stock Repurchase Program
On March 29, 2023, the Company’s Board of Directors authorized a share repurchase program to repurchase up to $250,000 of the Company’s Class A Common Stock. Under the authorization, shares of Class A Common Stock may be purchased from time to time in open market or private transactions, block trades or such other manner as the Company may determine (including through repayment by Sphere Entertainment of the DDTL Facility with shares of the Company’s Class A Common Stock) in accordance with applicable insider trading and other securities laws and regulations. The timing and amount of purchases will depend on market conditions and other factors. The Company repurchased 840 shares of Common Stock for $25,000 during Fiscal Year 2023. On August 9, 2023, Sphere Entertainment repaid the full principal amount of the DDTL Facility and accrued interest and commitment fees by delivering 1,923 shares of MSG Entertainment Class A common stock to the Company. Such shares have been accounted for as treasury shares and are no longer outstanding as of August 9, 2023.
Accumulated Other Comprehensive Loss
The following table details the components of accumulated other comprehensive loss:

	Pension Plans and Postretirement Plan
	June 30,
	2023	2022	2021
Balance at beginning of period	$(34,740)	$(33,598)	$(31,108)
Other comprehensive loss:
Amounts reclassified from accumulated other comprehensive loss (a)	(971)	(1,385)	(2,951)
Income tax benefit	176	243	461
Other comprehensive loss, total	(795)	(1,142)	(2,490)
Adjustment related to the transfer of pension plans and postretirement plan liabilities as a result of the MSGE Distribution	1,514	—	—
Balance at end of period	$(34,021)	$(34,740)	$(33,598)
________________
(a)    Amounts reclassified from accumulated other comprehensive loss represent curtailments, settlement losses recognized, the amortization of net actuarial gain (loss) and net unrecognized prior service credit included in net periodic benefit cost,

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)
which is reflected under Other income (expense), net in the accompanying consolidated and combined statements of operations (see Note 13. Pension Plans and Other Postretirement Benefit Plans).
Note 16. Income Taxes
Income tax expense is comprised of the following components:

	Year Ended June 30,
	2023	2022	2021
Current (expense) benefit:
Federal	$(1,008)	$515	$(2,536)
State and other	—	(220)	(2,247)
	(1,008)	295	(4,783)
Deferred (expense) benefit:
Federal	6,198	(4,711)	(15,658)
State and other	(6,918)	4,486	15,092
	(720)	(225)	(566)
Income tax (expense) benefit	$(1,728)	$70	$(5,349)

The income tax (expense) benefit differs from the amount derived by applying the statutory federal rate to pre-tax income (loss) principally due to the effect of the following items:

	Year Ended June 30,
	2023	2022	2021
Federal tax (expense) benefit at statutory federal rate	$(16,332)	$28,617	$44,931
State income taxes, net of federal benefit	(13,033)	12,141	22,882
Change in valuation allowance	34,147	(31,679)	(70,501)
Change in the estimated applicable tax rate used to determine deferred taxes	—	—	2,545
Capital loss carryover	3,960	—	—
Nondeductible transaction costs	(206)	—	—
GAAP income of consolidated partnership attributable to non-controlling interest	(116)	(601)	(146)
Change in estimated rate to measure deferred taxes	(557)	—	—
Nondeductible officers’ compensation	(3,861)	(8,125)	(5,209)
Nondeductible expenses	(266)	(373)	(285)
Excess tax benefit related to share-based payment awards	(5,457)	93	1,088
Other, net	(7)	(3)	(654)
Income tax (expense) benefit	$(1,728)	$70	$(5,349)

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)
The tax effects of temporary differences which give rise to significant portions of the deferred tax assets and liabilities at June 30, 2023 and 2022 were as follows:

	June 30,
	2023	2022
Deferred tax assets:
Net operating losses (NOLs)	$18,684	$102,273
Accrued employee benefits	28,271	29,440
Restricted stock units and stock options	8,571	12,452
Deferred revenue	34,914	—
Right-of-use lease assets and lease liabilities, net	7,071	7,482
Deferred interest	3,299	24,950
Property and equipment	38,703	16,327
Other, net	5,853	7,183
Total gross deferred tax assets	$145,366	$200,107
Less valuation allowance	(95,352)	(151,043)
Net deferred tax assets	$50,014	$49,064

Deferred tax liabilities:
Intangibles and other assets	$(40,143)	$(40,069)
Deferred revenue	—	(10,107)
Prepaid expenses	(4,854)	(4,874)
Investments	(5,530)	(3,377)
Straight line rent	(23,005)	(13,890)
Total deferred tax liabilities	$(73,532)	$(72,317)

Net deferred tax liability	$(23,518)	$(23,253)
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax asset will not be realized. The Company’s ability to realize its deferred tax assets depends upon the generation of sufficient future taxable income to allow for the utilization of its NOLs and future deductible temporary differences. As of June 30, 2023, based on current facts and circumstances, management believes that it is more likely than not that the Company will not realize the benefit for a portion of its net deferred tax assets. Accordingly, a valuation allowance has been recorded.
Prior to the MSGE Distribution, the Company and Sphere Entertainment entered into a Tax Disaffiliation Agreement (“TDA”) that governs the parties’ respective rights, responsibilities and obligations with respect to taxes and tax benefits. Under the TDA, Sphere Entertainment will generally be responsible for all U.S. federal, state, local and other applicable income taxes of the Company for any taxable period or portion of such period ending on or before the MSGE Distribution Date.
The federal NOL carryforward as of June 30, 2023 was $54,000. The NOL has an unlimited carryforward period. The NOLs and tax credits recorded under the separate return basis prior to the MSGE Distribution did not carry over to the Company.
Prior to the MSGE Distribution, the Company’s collection for ticket sales, sponsorships and suite rentals in advance were recorded as deferred revenue and were recognized as revenues when earned for both accounting and tax purposes. The tax recognition on most of these deferred revenues was accelerated to the date of the MSGE Distribution and is the responsibility of Sphere Entertainment. The Company will not reimburse Sphere Entertainment for such taxes. At the time of the MSGE Distribution, the Company recorded a deferred tax asset of $71,395 and a corresponding valuation allowance of $71,395 with regard to the deferred revenue acceleration for income tax purposes. As of June 30, 2023, the Company has a deferred tax asset of $48,185 with regard to the deferred revenue acceleration and the remaining tax deduction will be recorded as deferred

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)
revenue is earned and the associated events occur or upon payment of refunds.
Income tax refunds, net of payments, were $2,031 and $10,281 for Fiscal Years 2023 and 2022, respectively, as if the Company was on a standalone basis. Income tax payments, net of refunds, was $15,526 for Fiscal Year 2021 as if the Company was on a standalone basis.
Note 17. Related Party Transactions
As of June 30, 2023, members of the Dolan family including trusts for member of the Dolan family (collectively, the “Dolan Family Group”), for purposes of Section 13(d) of the Securities Exchange Act of 1934, as amended, collectively beneficially owned 100% of the Company’s outstanding Class B Common Stock and approximately 4.3% of the Company’s outstanding Class A Common Stock (inclusive of options exercisable within 60 days of June 30, 2023). Such shares of Class A Common Stock and Class B Common Stock, collectively, represent approximately 62.2% of the aggregate voting power of Company’s outstanding common stock. Members of the Dolan family are also the controlling stockholders of Sphere Entertainment, MSG Sports and AMC Networks Inc. (“AMC Networks”).
Current Related Party Arrangements
The Company is party to the following agreements and/or arrangements with MSG Sports:
•Sponsorship sales and service representation agreements pursuant to which the Company has the exclusive right and obligation to sell MSG Sports’ sponsorships for an initial stated term of ten years for a commission;
•A team sponsorship allocation agreement, pursuant to which MSG Sports receives an allocation of sponsorship and signage revenues associated with the sponsorship agreements;
•Arena License Agreements pursuant to which the Company (i) provides MSG Sports the right to use The Garden for games of the Knicks and Rangers for a 35-year term in exchange for venue license fees, (ii) shares revenues collected for suite licenses, (iii) operates and manages the sale of the sports teams merchandise at The Garden for a commission, (iv) operates and manages the sale of food and beverage sales and catering services during the Knicks and Rangers games for a portion of net profits (as defined under the Arena License Agreements), (v) provides day of game services, and (vi) provides other general services within The Garden;
•A services agreement pursuant to which the Company provides certain corporate and other transition services to MSG Sports, such as information technology, security, accounts payable, payroll, tax, certain legal functions, human resources, insurance and risk management, government affairs, investor relations, corporate communications, benefit plan administration and reporting, and internal audit functions as well as certain marketing functions, in exchange for service fees. MSG Sports also provides certain services to the Company, including certain legal functions, communications, ticket, sponsorship and premium hospitality-related sales and certain operational and marketing services, in exchange for service fees;
•A sublease agreement, pursuant to which the Company subleases office space to MSG Sports;
•A group ticket sales representation agreement, pursuant to which the Company appointed MSG Sports as its sales and service representative to sell group ticket packages related Company events in exchange for a commission;
•A single night rental commission agreement, pursuant to which MSG Sports may, from time to time, sell (or make referrals for sales of) licenses for the use of suites at The Garden for individual Company events in exchange for a commission;
•MSG Sports has made market rate interest-bearing advances to the Company in connection with the construction of new premium hospitality suites at The Garden. The advances will be repaid (including interest) through cash receipts from the licenses for each new suite. As of June 30, 2023, MSG Sports had advanced $304 to the Company in connection with the arrangement. This advance has been recognized in Long-term debt, net of deferred financing costs in the accompanying consolidated and combined balance sheets;
•Aircraft time sharing agreements (discussed below); and
•Other agreements such as a trademark license agreement and certain other arrangements.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)
The Company is party to the following agreements and/or arrangements with Sphere Entertainment:
•A Transition Services Agreement (“TSA”) pursuant to which the Company provides certain corporate and other transition services to Sphere Entertainment, such as information technology, security, accounts payable, payroll, tax, certain legal functions, human resources, insurance and risk management, government affairs, investor relations, corporate communications, benefit plan administration and reporting, and internal audit functions as well as certain marketing functions, in exchange for service fees. Sphere Entertainment also provides certain services to the Company, including certain studios and corporate technology services, in exchange for service fees;
•Aircraft time sharing agreements (discussed below); and
•Other agreements with Sphere Entertainment entered into in connection with the MSGE Distribution such as a distribution agreement, a tax disaffiliation agreement, an employee matters agreement, a stockholder and registration rights agreement, a trademark license agreement and certain other arrangements.
The Company was also party to the DDTL Facility, which provided for a $65,000 senior unsecured delayed draw term loan facility to Sphere Entertainment, which was fully drawn on July 14, 2023 and repaid by Sphere Entertainment on August 9, 2023.
In addition, the Company historically had various agreements with MSG Networks, which have historically been cash settled including an advertising sales representation agreement and a services agreement (the “MSG Networks Services Agreement”).
•Pursuant to the advertising sales representation agreement, the Company had the exclusive right and obligation to sell advertising on behalf of MSG Networks in exchange for a commission. The Networks Advertising Sales Representation Agreement was terminated effective as of December 31, 2022.
•Through the MSGE Distribution Date, pursuant to the MSG Networks Services Agreement, the Company also provided certain services to MSG Networks, such as information technology, accounts payable and payroll, human resources, and other corporate functions, as well as the executive support services described below, in exchange for service fees. MSG Networks also provided certain services to the Company, in exchange for service fees. Following the MSGE Distribution, the Company will continue to provide these services pursuant to the TSA with Sphere Entertainment and the MSG Networks Services Agreement is no longer in place.
Further, the Company shares certain executive support costs, including office space, executive assistants, security and transportation costs, for (i) the Company’s Executive Chairman and Chief Executive Officer with Sphere Entertainment and MSG Sports and (ii) the Company’s Vice Chairman with Sphere Entertainment, MSG Sports and AMC Networks. Prior to April 1, 2022, the Company also shared costs for Sphere Entertainment’s former President with Sphere Entertainment and MSG Sports.
The Company is a party to various aircraft arrangements:
•Pursuant to certain Aircraft Support Services Agreements (the “Support Agreements”), the Company provides certain aircraft support services to (i) Charles F. Dolan, a director, and certain of his children, including James L. Dolan, the Company’s Executive Chairman, Chief Executive Officer and a director, Deborah Dolan-Sweeney, Patrick F. Dolan, Marianne Dolan Weber (a director of the Company), and Kathleen M. Dolan, and (ii) an entity controlled by Patrick F. Dolan, the son of Charles F. Dolan and brother of James L. Dolan.
•The Company is party to reciprocal time sharing/dry lease agreements with Charles F. Dolan and Sterling2k LLC (collectively, “CFD”), an entity owned and controlled by Deborah Dolan-Sweeney, the daughter of Charles F. Dolan and the sister of James L. Dolan, pursuant to which the Company has agreed from time to time to make its aircraft available to CFD and CFD has agreed from time to time to make its aircraft available to the Company. Pursuant to the terms of the agreements, CFD may lease on a non-exclusive, “time sharing” basis, certain Company aircraft.
•The Company is also party to a dry lease agreement and a time sharing agreement with Brighid Air, LLC (“Brighid Air”), a company owned and controlled by Patrick F. Dolan, the son of Charles F. Dolan and the brother of James L. Dolan, pursuant to which Brighid Air has agreed from time to time to make its Bombardier BD100-1A10 Challenger 350 aircraft (the “Challenger”) available to the Company on a non-exclusive basis. In connection with the dry lease agreement, the Company also entered into a Flight Crew Services Agreement (the “Flight Crew Agreement”) with Dolan Family Office, LLC (“DFO”), an entity owned and controlled by Charles F. Dolan, pursuant to which the

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)
Company may utilize pilots employed by DFO for purposes of flying the Challenger when the Company is leasing that aircraft under the Company’s dry lease agreement with Brighid Air.
•Prior to December 21, 2021, the Company was also party to (i) a reciprocal time sharing/dry lease agreement with Quart 2C, LLC (“Q2C”), a company controlled by James L. Dolan and Kristin A. Dolan, his spouse, pursuant to which the Company from time to time made its aircraft available to Q2C, and Q2C, from time to time made its aircraft available to the Company, and (ii) an aircraft support services agreement with an entity controlled by James L. Dolan, pursuant to which the Company provided certain aircraft support services. These agreements were no longer effective as of December 21, 2021.
•The Company and each of Sphere Entertainment, MSG Sports and AMC Networks are party to certain aircraft time sharing agreements, pursuant to which the Company has agreed from time to time to make aircraft available to Sphere Entertainment, MSG Sports and/or AMC Networks for lease on a “time sharing” basis. Additionally, the Company, Sphere Entertainment, MSG Sports and AMC Networks have agreed on an allocation of the costs of certain aircraft and helicopter use by their shared executives.
•In addition to the aircraft arrangements described above, certain executives of the Company are party to aircraft time sharing agreements, pursuant to which the Company has agreed from time to time to make certain aircraft available for lease on a “time sharing” basis for personal use in exchange for payment of actual expenses of the flight (as listed in the agreement).
From time to time the Company enters into arrangements with 605, LLC (“605”). James L. Dolan, the Company’s Executive Chairman, Chief Executive Officer and a director, and his spouse, Kristin A. Dolan, own 50% of 605. Kristin A. Dolan is also the founder and Non-Executive Chairman of 605. 605 provides audience measurement and data analytics services to the Company and its subsidiaries in the ordinary course of business. In August 2022, a subsidiary of Sphere Entertainment entered into a three-year agreement with 605, valued at $750, covering several customer analysis projects per year in connection with events held at our venues, which was assigned to the Company in connection with the MSGE Distribution. The Company expects to engage 605 to provide additional data analytics services in the future. Pursuant to this arrangement, the Company recognized $272 of expense for the year ended June 30, 2023. No expense was recognized for Fiscal Years 2022 and 2021.
As of June 30, 2022, the Company had $637 of notes payable with respect to a loan received by BCE from its noncontrolling interest holder. The BCE Disposition was completed on December 2, 2022. As of June 30, 2023, the Company had no notes payable to related parties.
Revenues and Operating Expenses
The following table summarizes the composition and amounts of the transactions with the Company’s affiliates. The significant components of these amounts are discussed below. These amounts are reflected in revenues and operating expenses in the accompanying consolidated and combined statements of operations for Fiscal Years 2023, 2022, and 2021:

	Year Ended June 30,
	2023	2022	2021
Revenues	$105,862	$115,370	$51,657
Operating expenses (credits):
Revenue sharing expenses	19,056	17,279	558
Reimbursement under Arena License Arrangements	(22,279)	(25,827)	(9,717)
Cost reimbursement from MSG Sports	(38,473)	(38,254)	(36,502)
Cost reimbursement from Sphere Entertainment (after April 20, 2023) and Corporate allocations to Sphere Entertainment (before April 20, 2023)	(151,219)	(161,189)	(100,942)
Other operating expenses, net	3,949	4,995	4,041
Total operating expenses (credits), net (a)	$(188,966)	$(202,996)	$(142,562)
_____________________
(a)    Of the total operating expenses, net, $(1,019), $(9,347) and $(930) of net credits for Fiscal Years 2023, 2022 and 2021, respectively, are included in direct operating expenses in the accompanying consolidated and combined statements of operations, and $(187,947), $(193,649) and $(141,632) for Fiscal Years 2023, 2022 and 2021, respectively, are included as net credits in selling, general and administrative expenses.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)
Revenues
In Fiscal Year 2023, the Knicks and the Rangers played a total of 96 home games at The Garden and the Company recorded $68,068 of revenues under the Arena License Agreements for Fiscal Year 2023. In addition, for Fiscal Year 2023 the Company recorded revenues under sponsorship sales and service representation agreements with MSG Sports of $19,063, and merchandise sharing revenues with MSG Sports of $5,550. The Company recorded revenues under the advertising sales representation agreement with MSG Networks of $8,802 for Fiscal Year 2023. The Company also earned $2,847 of sublease revenue from related parties during Fiscal Year 2023.
In Fiscal Year 2022, the Knicks and the Rangers played a total of 98 home games at The Garden and the Company recorded $68,072 of revenues under the Arena License Agreements for Fiscal Year 2022. In addition, for Fiscal Year 2022, the Company recorded revenues under sponsorship sales and service representation agreements with MSG Sports of $17,570 and merchandise sharing revenues with MSG Sports of $4,412. The Company recorded revenues under the advertising sales representation agreement with MSG Networks of $20,878 for Fiscal Year 2022. The Company also earned $2,444 of sublease revenue from related parties during Fiscal Year 2022.
In Fiscal Year 2021, the Knicks and the Rangers played a total of 69 home games at The Garden and the Company recorded $21,345 of revenues under the Arena License Agreements for Fiscal Year 2021. In addition, for Fiscal Year 2021, the Company recorded revenues under sponsorship sales and service representation agreements with MSG Sports of $13,584. The Company recorded revenues under the advertising sales representation agreement with MSG Networks of $13,698 for Fiscal Year 2021. The Company also earned $2,450 of sublease revenue from related parties during Fiscal Year 2021.
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
Cost reimbursement from MSG Sports
Per the services agreement described above, the Company’s corporate overhead expenses that are charged to MSG Sports are primarily related to centralized functions, including information technology, security, accounts payable, payroll, tax, legal, human resources, insurance and risk management, investor relations, corporate communications, benefit plan administration and reporting, and internal audit.
Corporate reimbursement from Sphere Entertainment (after April 20, 2023) and Corporate allocations to Sphere Entertainment (before April 21, 2023)
As part of the MSGE Distribution, certain corporate and operational support functions are being transferred to the Company and therefore, charges were reflected in order to burden all business units comprising Sphere Entertainment’s historical operations. Allocations of corporate overhead and shared services expense to Sphere Entertainment from the Company were recorded for corporate and operational functions based on direct usage when identifiable, with the remainder allocated on a pro rata basis of combined assets, headcount or other measures of the Company or Sphere Entertainment, which is recorded as a reduction of either direct operating expenses or selling, general and administrative expense. The aforementioned allocations for certain support functions that are provided on a centralized basis and not historically recorded at the business unit level by Sphere Entertainment related to departments such as executive management, finance, legal, human resources, government affairs, and information technology, among others. In addition, corporate allocations to Sphere Entertainment include charges to MSG Networks under the services agreement with MSG Networks prior to the MSGE Distribution.
Furthermore, for the year ended June 30, 2023, Corporate reimbursement from Sphere Entertainment amounts (after April 20, 2023) reflect charges from the Company to Sphere Entertainment under the TSA of $27,494, net of general and administrative costs charged to the Company by Sphere Entertainment.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)
Other Operating Expenses, net
The Company and its related parties enter into transactions with each other in the ordinary course of business. Amounts charged to the Company for other transactions with its related parties are net of amounts charged by the Company to the Knickerbocker Group, LLC, an entity owned by James L. Dolan, the Executive Chairman, Chief Executive Officer and a director of the Company, for office space and the cost of certain technology services. In addition, other operating expenses primarily include net charges relating to (i) reciprocal aircraft arrangements between the Company and each of Q2C and CFD, (ii) time sharing and/or dry lease agreements with MSG Sports, AMC Networks and Brighid Air, (iii) commission under the group ticket sales representation agreement with MSG Sports, and (iv) expenses for advertising and promotional services rendered by MSG Networks. The reciprocal aircraft arrangement between the Company and Q2C and the related aircraft support services arrangement between them was no longer effective as of December 21, 2021.
Other Related Party Matters
Loans Receivable from Sphere Entertainment
The Company’s captive insurance entity, Eden Insurance Company, Inc. (“Eden”), entered into a loan agreement with Sphere Entertainment (the “Eden Loan Agreement”), under which Eden granted Sphere Entertainment an unsecured loan bearing interest at a rate of LIBOR plus 350 basis points with a principal amount not exceeding $60,000. This loan is in the form of a demand promissory note, payable immediately upon order from Eden. The loan payable to the Company held by Sphere Entertainment under the Eden Loan Agreement was assigned by Sphere Entertainment to the Company in connection with the MSGE Distribution, and is eliminated in consolidation by the Company for periods subsequent to the MSGE Distribution.
During Fiscal Year 2023, Eden declared and paid dividends to Sphere Entertainment through a reduction of the loan receivable from Sphere Entertainment. During Fiscal Years 2023 and 2022, no interest or principal payments were received by Eden. Instead, the accrued but unpaid interest was added to the outstanding principal amount of the loan. The cash flows related to this loan receivable for periods prior to the MSGE Distribution are reflected as investing activities, as these balances represent amounts loaned by the Company to Sphere Entertainment. The Company recorded related party interest income of $3,177, $2,117 and $1,888 related to the Eden Loan Agreement in Fiscal Years 2023, 2022 and 2021.
On May 23, 2019, the Company entered into a subordinated credit agreement with TAO Group Sub-Holdings, LLC (“TAOG Sub-Holdings”), which was a wholly-owned subsidiary of Sphere Entertainment (the “TAO Subordinated Credit Agreement”), under which the Company granted TAOG Sub-Holdings a $49,000 subordinated loan. This loan had a maturity date of August 22, 2024. On June 15, 2020, the TAO Subordinated Credit Agreement was amended to provide an additional $22,000 of borrowing capacity and subsequently, the Company provided additional proceeds of $19,000 under the TAO Subordinated Credit Agreement. There are no mandatory repayments of principal until the maturity date. Subject to customary notice and minimum amount conditions, TAOG Sub-Holdings can voluntarily prepay outstanding loans under the TAO Subordinated Credit Agreement at any time, in whole or in part, without premium or penalty. Interest is due monthly in cash or paid-in-kind based on the terms of the TAO Senior Credit Agreement. On June 9, 2022, Sphere Entertainment paid the full outstanding principal amount of this TAO Subordinated Credit Agreement. The cash flows related to this loan receivable are reflected as investing activities, as these balances represent amounts loaned by the Company to Sphere Entertainment. The Company recorded related party interest income of $4,420 and $4,525 related to the TAO Subordinated Credit Agreement during the Fiscal Years 2022 and 2021, respectively.
Cash Management
Prior to the MSGE Distribution, Sphere Entertainment used a centralized approach to cash management and financing of operations. The Company’s and Sphere Entertainment’s other subsidiaries’ cash was available for use and was regularly “swept” historically. Cash and cash equivalents was attributed to the Company for each of the periods presented, as such cash was held in accounts legally owned by the Company. Transfers of cash both to and from Sphere Entertainment were included as components of Sphere Entertainment’s Investment on the combined statements of equity (deficit). The main components of the net transfers (to)/from Sphere Entertainment were cash pooling/general financing activities, various expense allocations to/from Sphere Entertainment, and receivables/payables from/(to) Sphere Entertainment deemed to be effectively settled upon the distribution of the Company by Sphere Entertainment.
Sphere Entertainment Investment
Prior to the MSGE Distribution, certain significant balances and transactions among the Company and Sphere Entertainment and its subsidiaries, which include allocations of corporate general and administrative expenses, share-based compensation

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)
expense and other historical intercompany activities, were recorded as components of Equity (Deficit), except for the transactions noted above related to historically cash-settled loans between the Company and Sphere Entertainment. The changes in Sphere Entertainment Investment also included financing activities for capital transfers, cash sweeps, and other treasury services. As part of this activity, cash balances were swept to Sphere Entertainment regularly as part of the Sphere Entertainment cash management policy.
Note 18. Additional Financial Information
The following table provides a summary of the amounts recorded as cash and cash equivalents, and restricted cash:

	As of June 30,
	2023	2022
Cash and cash equivalents	$76,089	$58,102
Restricted cash	8,266	4,471
Total cash, cash equivalents and restricted cash	$84,355	$62,573
The Company’s cash equivalents consist of money market accounts and time deposits of $58,132 and $50,527 for Fiscal Years 2023 and 2022, respectively. Cash equivalents are measured at fair value within Level I of the fair value hierarchy on a recurring basis using observable inputs that reflect quoted prices for identical assets in active markets.
Prepaid expenses and other current assets consisted of the following:

	As of June 30,
	2023	2022
Prepaid expenses	$58,588	$65,065
Current contract assets(a)	11,254	5,503
Inventory(b)	2,557	2,752
Other	5,163	6,121
Total prepaid expenses and other current assets	$77,562	$79,441
_________________
(a) See Note 4. Revenue Recognition for more information on contract assets.
(b) Inventory is primarily comprised of food and liquor for venues.
Other non-current assets consisted of the following:

	As of June 30,
	2023	2022
Unbilled lease receivable (a)	$67,325	$40,780
Equity investments with readily determinable fair value (b)	31,641	36,421
Deferred costs	4,120	3,692
Other	5,270	2,642
Total other non-current assets	$108,356	$83,535
_________________
(a) Unbilled lease receivable relates to the amounts recorded under the Arena License Agreement.
(b) See Note 7. Equity investments with readily determinable fair value for more information on long-term investments.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)
Accounts payable, accrued and other current liabilities consisted of the following:

	As of June 30,
	2023	2022
Accounts payable	$15,628	$11,241
Accrued payroll and employee related liabilities	64,532	88,501
Cash due to promoters	90,538	78,428
Accrued expenses	44,027	43,791
Total accounts payable, accrued and other current liabilities	$214,725	$221,961
Other income (expense), net includes the following:

	Years Ended June 30,
	2023	2022	2021
Gains from shares sold — DraftKings	$2,608	$—	$(2,327)
Gains from Shares sold - Townsquare	975	—	—
Net unrealized gain (loss) on equity investments with readily determinable fair value	16,050	(49,842)	53,505
Other	(2,244)	809	(556)
Total other income (expense), net	$17,389	$(49,033)	$50,622

Concentrations of Risk
As of June 30, 2023, approximately 5,820 full-time and part-time employees, who represent approximately 70% of our workforce, were represented by unions. Approximately 26% of such union employees are subject to CBAs that expired as of June 30, 2023 and approximately 20% are subject to CBAs that will expire by June 30, 2024 if they are not extended prior thereto.

Note 19. Subsequent Events
Delayed Draw Term Loan Facility
On July 14, 2023, Sphere Entertainment drew down the full amount of $65,000 under the DDTL Facility. On August 9, 2023, Sphere Entertainment repaid the full principal amount of the DDTL Facility and accrued interest and commitment fees by delivering 1,923 shares of MSG Entertainment Class A common stock to the Company. Such shares have been accounted for as treasury shares and are no longer outstanding as of August 9, 2023. As of August 9, 2023, the Company had approximately $160,000 remaining under the $250,000 Class A Common Stock share repurchase program authorized by the Company’s Board of Directors on March 29, 2023.