Form 10-Q
period 2023-09-30
Madison Square Garden Entertainment Corp.
filed 2023-11-07
CIK 1952073

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
FORM 10-Q
________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Number of shares of common stock outstanding as of October 31, 2023:

Class A Common Stock par value $0.01 per share	—	41,103,124
Class B Common Stock par value $0.01 per share	—	6,866,754

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
MADISON SQUARE GARDEN ENTERTAINMENT CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in thousands, except per share data)

	As of
	September 30,	June 30,
	2023	2023

ASSETS
Current Assets:
Cash, cash equivalents, and restricted cash	$39,516	$84,355
Accounts receivable, net	100,203	63,898
Related party receivables, current	47,445	69,466
Prepaid expenses and other current assets	96,415	77,562
Total current assets	283,579	295,281
Non-Current Assets:
Property and equipment, net	619,928	628,888
Right-of-use lease assets	229,038	235,790
Goodwill	69,041	69,041
Intangible assets, net	63,801	63,801
Other non-current assets	83,150	108,356
Total assets	$1,348,537	$1,401,157
LIABILITIES AND DEFICIT
Current Liabilities:
Accounts payable, accrued and other current liabilities	$187,187	$214,725
Related party payables, current	69,914	47,281
Long-term debt, current	20,313	16,250
Operating lease liabilities, current	38,211	36,529
Deferred revenue	289,027	225,855
Total current liabilities	604,652	540,640
Non-Current Liabilities:
Long-term debt, net of deferred financing costs	699,427	630,184
Operating lease liabilities, non-current	213,020	219,955
Deferred tax liabilities, net	22,900	23,518
Other non-current liabilities	43,739	56,332
Total liabilities	1,583,738	1,470,629
Commitments and contingencies (see Note 8)
Deficit:
Class A Common Stock (a)	454	450
Class B Common Stock (b)	69	69
Additional paid-in-capital	17,980	17,727
Treasury stock at cost (4,365 and 840 shares outstanding as of September 30, 2023 and June 30, 2023, respectively)	(140,512)	(25,000)
Accumulated deficit	(79,368)	(28,697)
Accumulated other comprehensive loss	(33,824)	(34,021)
Total deficit	(235,201)	(69,472)
Total liabilities and deficit	$1,348,537	$1,401,157
_________________
(a)Class A Common Stock, $0.01 par value per share, 120,000 shares authorized; 45,468 and 45,024 shares issued as of September 30, 2023 and June 30, 2023, respectively.
(b)Class B Common Stock, $0.01 par value per share, 30,000 shares authorized; 6,867 shares issued as of September 30, 2023 and June 30, 2023.
See accompanying notes to the unaudited condensed consolidated and combined financial statements.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS (Unaudited)
(in thousands, except per share data)

	Three Months Ended
	September 30,
	2023	2022
Revenues (a)	$142,212	$146,452
Direct operating expenses (a)	(101,677)	(101,662)
Selling, general, and administrative expenses (a)	(48,822)	(40,114)
Depreciation and amortization	(13,585)	(15,985)
Restructuring charges	(11,553)	—
Operating loss	(33,425)	(11,309)
Interest income (a)	851	1,510
Interest expense	(14,287)	(11,427)
Other (expense) income, net	(4,469)	886
Loss from operations before income taxes	(51,330)	(20,340)
Income tax benefit	659	2,066
Net loss	(50,671)	(18,274)
Less: Net loss attributable to nonredeemable noncontrolling interest	—	(372)
Net loss attributable to MSG Entertainment’s stockholders	$(50,671)	$(17,902)

Loss per share attributable to MSG Entertainment’s stockholders:
Basic and diluted	$(1.00)	$(0.35)

Weighted-average number of shares of common stock:
Basic and diluted (b)	50,437	51,768
_________________
(a)    See Note 13. Related Party Transactions, for further information on related party arrangements.
(b)    On April 20, 2023, 51,768 common shares were distributed to Sphere Entertainment Co. stockholders (the “MSGE Distribution,” as defined in Note 1 Description of Business and Basis of Presentation). This share amount is being utilized for the calculation of basic and diluted loss per common share attributable to Madison Square Garden Entertainment Corp.’s stockholders for the three months ended September 30, 2022 because the Company was not a standalone public company prior to the MSGE Distribution.

See accompanying notes to the unaudited condensed consolidated and combined financial statements.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)
(in thousands)

	Three Months Ended
	September 30,
	2023	2022
Net loss	$(50,671)	$(18,274)
Other comprehensive income, before income taxes:
Amortization of net actuarial gain included in net periodic benefit cost	238	371
Other comprehensive income, before income taxes	238	371
Income tax expense	(41)	(66)
Other comprehensive income, net of income taxes	197	305
Comprehensive loss	(50,474)	(17,969)
Less: Comprehensive loss attributable to nonredeemable noncontrolling interest	—	(372)
Comprehensive loss attributable to MSG Entertainment	$(50,474)	$(17,597)

See accompanying notes to the unaudited condensed consolidated and combined financial statements.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Three Months Ended
	September 30,
	2023	2022
OPERATING ACTIVITIES:
Net loss	$(50,671)	$(18,274)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	13,585	15,985
Share-based compensation expense	12,965	7,410
Deferred income tax benefit	(659)	—
Provision for doubtful accounts	305	15
Amortization of deferred financing costs	812	805
Related party paid in kind interest	—	(902)
Net unrealized and realized loss (gains) on equity investments with readily determinable fair value and loss (earnings) in nonconsolidated affiliates	3,901	(830)
Non-cash lease expense	3,662	3,175
Accounts receivable, net	(36,610)	9,934
Related party receivables and payables, net	44,654	(33,764)
Prepaid expenses and other current and non-current assets	(10,391)	(2,851)
Accounts payable, accrued and other current, and non-current liabilities	(41,184)	(58,134)
Deferred revenue	63,172	24,182
Operating lease right-of-use assets and lease liabilities	(2,163)	(4,077)
Net cash provided by (used in) operating activities	$1,378	$(57,326)
INVESTING ACTIVITIES:
Capital expenditures	(3,334)	(4,855)
Proceeds from sale of investments	12,844	3,819
Loans to related parties	(65,000)	—
Net cash used in investing activities	$(55,490)	$(1,036)
FINANCING ACTIVITIES:
Proceeds from revolving credit facility	73,000	—
Proceeds from related party loan	126	—
Payments for debt financing costs	(633)	—
Taxes paid in lieu of shares issued for equity-based compensation	(11,834)	—
Stock repurchases	(51,386)	—
Net transfers to Sphere Entertainment and Sphere Entertainment’s subsidiaries	—	102,096
Net cash provided by financing activities	$9,273	$102,096
Net (decrease) increase in cash, cash equivalents, and restricted cash	(44,839)	43,734
Cash, cash equivalents, and restricted cash, beginning of period	84,355	62,573
Cash, cash equivalents, and restricted cash, end of period	$39,516	$106,307
Non-cash investing and financing activities:
Capital expenditures incurred but not yet paid	$1,291	$445
Non-cash stock repurchases in lieu of payment of loan due from related parties	$65,512	$—

See accompanying notes to the unaudited condensed consolidated and combined financial statements.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF (DEFICIT) EQUITY (Unaudited)
(in thousands)

	Common Stock	Sphere Entertainment Co. Investment	Additional Paid- Capital	Treasury Stock	Accumulated deficit	Accumulated Other Comprehensive Loss	Total Madison Square Garden Entertainment Corp. Stockholders’ (Deficit) Equity	Nonredeemable Noncontrolling Interest	Total (Deficit) Equity
Balance as of June 30, 2023	$519	$—	$17,727	$(25,000)	$(28,697)	$(34,021)	$(69,472)	$—	$(69,472)
Net loss	—	—	—	—	(50,671)	—	(50,671)	—	(50,671)
Other comprehensive income	—	—	—	—	—	197	197	—	197
Comprehensive loss	—	—	—	—	—	—	(50,474)	—	(50,474)
Share-based compensation	—	—	12,965	—	—	—	12,965	—	12,965
Tax withholding associated with shares issued for share-based compensation	4	—	(11,838)	—	—	—	(11,834)	—	(11,834)
Stock repurchases, inclusive of tax	—	—	(874)	(115,512)	—	—	(116,386)	—	(116,386)
Balance as of September 30, 2023	$523	$—	$17,980	$(140,512)	$(79,368)	$(33,824)	$(235,201)	$—	$(235,201)

Balance as of June 30, 2022	$—	$33,265	$—	$—	$—	$(34,740)	$(1,475)	$(114)	$(1,589)
Net loss	—	(17,902)	—	—	—	—	(17,902)	(372)	(18,274)
Other comprehensive income	—	—	—	—	—	305	305	—	305
Comprehensive loss	—	—	—	—	—	—	(17,597)	(372)	(17,969)
Net increase in Sphere Entertainment Co. Investment	—	109,383	—	—	—	—	109,383	—	109,383
Balance as of September 30, 2022	$—	$124,746	$—	$—	$—	$(34,435)	$90,311	$(486)	$89,825

See accompanying notes to the unaudited condensed consolidated and combined financial statements.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED)
All amounts included in the following Notes to Condensed Consolidated and Combined Financial Statements (unaudited) are presented in thousands, except per share data or as otherwise noted.
Note 1. Description of Business and Basis of Presentation
Description of Business
Madison Square Garden Entertainment Corp., formerly MSGE Spinco, Inc. (together with its subsidiaries, as applicable, the “Company” or “MSG Entertainment”), is a live entertainment company comprised of iconic venues and marquee entertainment content. Utilizing the Company’s powerful brands and live entertainment expertise, the Company delivers unique experiences that set the standard for excellence and innovation while forging deep connections with diverse and passionate audiences. The Company operates and reports financial information in one reportable segment.
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
MSG Entertainment Distribution
On April 20, 2023 (the “MSGE Distribution Date”), Sphere Entertainment Co., formerly Madison Square Garden Entertainment Corp. (together with its subsidiaries, as applicable, “Sphere Entertainment”), distributed approximately 67% of the outstanding common stock of the Company to its stockholders (the “MSGE Distribution”), with Sphere Entertainment retaining approximately 33% of the outstanding common stock of the Company (in the form of Class A common stock (“Class A Common Stock”)) immediately following the MSGE Distribution. As a result, the Company became an independent publicly traded company on April 21, 2023 through the MSGE Distribution. Following the completion of the secondary offering by Sphere Entertainment of the Company’s Class A Common Stock on September 22, 2023, Sphere Entertainment no longer owns any of the Company’s outstanding common stock. See Note 1 to the Company’s audited consolidated and combined financial statements and notes thereto as of June 30, 2023 and 2022 and for the three years ended June 30, 2023, 2022 and 2021 (the “Audited Consolidated and Combined Annual Financial Statements”) included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2023 filed on August 18, 2023 (the “2023 Form 10-K”) for more information regarding the MSGE Distribution.
Basis of Presentation
The Company reports on a fiscal year basis ending on June 30th (“Fiscal Year”). In these unaudited condensed consolidated and combined financial statements, the years ending and ended on June 30, 2024 and 2023, respectively, are referred to as “Fiscal Year 2024” and “Fiscal Year 2023,” respectively.
The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the Company’s Audited Consolidated and Combined Annual Financial Statements.
Subsequent to the MSGE Distribution, the Company’s balance sheets as of September 30, 2023 and June 30, 2023 and for the statement of operations for the three months ended September 30, 2023 are presented on a consolidated basis, as the Company became a standalone public company on April 21, 2023. The Company’s financial statements prior to April 21, 2023 that are included in the results of operations for the three months ended September 30, 2022 were prepared on a stand-alone basis derived from the consolidated financial statements and accounting records of Sphere Entertainment. These financial statements reflect the combined historical results of operations, financial position and cash flows of the Company in accordance with GAAP and SEC Staff Accounting Bulletin (SAB) Topic 1-B, Allocation of Expenses and Related Disclosure in Financial Statements of Subsidiaries, Divisions or Lesser Business Components of Another Entity, and Article 10 of Regulation S-X of the SEC for interim financial information. References to GAAP issued by the Financial Accounting Standards Board (“FASB”) in these footnotes are to the FASB Accounting Standards Codification, also referred to as “ASC.”
Management believes the assumptions underlying the combined financial statements, including the assumptions regarding allocating general corporate expenses, are reasonable. Nevertheless, the combined financial statements may not include all of the actual expenses that would have been incurred by the Company and may not reflect its combined results of operations, financial position and cash flows had it been a stand-alone company during the periods presented on a combined basis. Actual costs that would have been incurred if the Company had been a stand-alone company would depend on multiple factors, including organizational structure and strategic decisions made in various areas, including information technology and infrastructure. The Company is unable to quantify the amounts that it would have recorded during the historical periods on a stand-alone basis. See Note 17. Related Party Transactions to the 2023 Form 10-K for further details regarding allocations of certain costs from the Company to Sphere Entertainment.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED)
In the opinion of the Company, the accompanying financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of September 30, 2023 and its results of operations and cash flows for the three months ended September 30, 2023, and 2022. The condensed consolidated balance sheets were derived from the Audited Consolidated and Combined Annual Financial Statements but do not contain all of the footnote disclosures from the Audited Consolidated and Combined Annual Financial Statements.
The results of operations for the periods presented are not necessarily indicative of the results that might be expected for future interim periods or for the full year. As a result of the production of the Christmas Spectacular, arena license fees in connection with the use of The Garden by the New York Knicks (the “Knicks”) of the National Basketball Association (the “NBA”) and the New York Rangers (the “Rangers”) of the National Hockey League (the “NHL”), the Company generally earns a disproportionate share of its annual revenues in the second and third quarters of its fiscal year.
Note 2. Summary of Significant Accounting Policies
A. Principles of Consolidation and Combination
All significant intracompany accounts and balances within the Company’s consolidated businesses have been eliminated.
For the periods prior to the MSGE Distribution Date, the combined financial statements include certain assets and liabilities that were historically held at Sphere Entertainment’s corporate level but were specifically identifiable or otherwise attributable to the Company. Certain historical intercompany transactions between Sphere Entertainment and the Company have been included as components of Sphere Entertainment’s investment in the condensed consolidated and combined financial statements, as they are considered to be effectively settled upon effectiveness of the MSGE Distribution and were not historically settled in cash. Certain other historical intercompany transactions between Sphere Entertainment and the Company have been classified as related party, rather than intercompany, in the condensed consolidated and combined financial statements as they were historically settled in cash. Expenses related to corporate allocations from the Company to Sphere Entertainment prior to the MSGE Distribution are considered to be effectively settled in the condensed consolidated and combined financial statements at the time the transaction is recorded, with the offset recorded against Sphere Entertainment’s investment. See Note 13. Related Party Transactions, for further information on related party arrangements.
The Company disposed of its controlling interest in Boston Calling Events, LLC (“BCE”) on December 2, 2022 and these condensed consolidated and combined financial statements reflect the results of operations of BCE until its disposition. See Note 3. Dispositions in the Company’s Audited Consolidated and Combined Annual Financial Statements for additional information regarding the disposal.
B. Use of Estimates
The preparation of the accompanying condensed consolidated and combined financial statements in conformity with GAAP requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenues and expenses. Such estimates include the provision for credit losses, goodwill, intangible assets, other long-lived assets, deferred tax assets, pension and other postretirement benefit obligations and the related net periodic benefit cost, and other liabilities. In addition, estimates are used in revenue recognition, depreciation and amortization, litigation matters and other matters. Management believes its use of estimates in the financial statements to be reasonable.
Management evaluates its estimates on an ongoing basis using historical experience and other factors, including the general economic environment and actions it may take in the future. The Company adjusts such estimates when facts and circumstances dictate. However, these estimates may involve significant uncertainties and judgments and cannot be determined with precision. In addition, these estimates are based on management’s best judgment at a point in time and, as such, these estimates may ultimately differ from actual results. Changes in estimates resulting from weakness in the economic environment or other factors beyond the Company’s control could be material and would be reflected in the Company’s condensed consolidated and combined financial statements in future periods.
Note 3. Revenue Recognition
Contracts with Customers
See Note 2. Summary of Significant Accounting Policies and Note 4. Revenue Recognition, included in the Company’s Audited Consolidated and Combined Annual Financial Statements for more information regarding the details of the Company’s revenue recognition policies. All revenue recognized in the condensed consolidated and combined statements of operations is considered to be revenue from contracts with customers in accordance with ASC Topic 606, Revenue From Contracts with Customers, except for

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED)
revenues from the arena license agreements that require the Knicks and the Rangers to play their home games at The Garden (the “Arena License Agreements”), leases and subleases that are accounted for in accordance with ASC Topic 842, Leases.
Disaggregation of Revenue
The following table disaggregates the Company’s revenue by major source based upon the timing of transfer of goods or services to the customer for the three months ended September 30, 2023 and 2022:

	Three Months Ended
	September 30,
	2023	2022
Event-related and entertainment offerings (a)	$95,764	$102,790
Sponsorship, signage and suite licenses (b)	43,494	38,393
Other (c)	508	3,115
Total revenues from contracts with customers	139,766	144,298
Revenues from Arena License Agreements, leases and subleases	2,446	2,154
Total revenues	$142,212	$146,452
_________________
(a)    Event-related and entertainment offerings revenues are recognized at a point in time.
(b)    See Note 2. Summary of Significant Accounting Policies and Note 4. Revenue Recognition, included in the Company’s Audited Consolidated and Combined Annual Financial Statements for further details on the pattern of recognition of sponsorship, signage, and suite license revenues.
(c)    Primarily consists of (i) revenues from sponsorship sales and representation agreements with Madison Square Garden Sports Corp. (together with its subsidiaries, as applicable, “MSG Sports”) and (ii) advertising commission revenues recognized under the advertising sales representation agreement (the “Networks Advertising Sales Representation Agreement”) between the Company and Sphere Entertainment’s subsidiary, MSGN Holdings, L.P. (“MSG Networks”). The Networks Advertising Sales Representation Agreement was terminated as of December 31, 2022.
In addition to the disaggregation of the Company’s revenue by major source based upon the timing of transfer of goods or services to the customer disclosed above, the following table disaggregates the Company’s revenues by type of goods or services in accordance with the required entity-wide disclosure requirements of ASC Subtopic 280-10-50-38 to 40, Segment Reporting, and the disaggregation of revenue required disclosures in accordance with ASC Subtopic 606-10-50-5, Revenue From Contracts with Customers-Overall-Disclosures, for the three months ended September 30, 2023 and 2022.

	Three Months Ended
	September 30,
	2023	2022
Ticketing and venue license fee revenues (a)	$65,166	$72,132
Sponsorship and signage, suite, and advertising commission revenues (b)	46,565	45,134
Food, beverage and merchandise revenues	26,103	26,303
Other	1,932	729
Total revenues from contracts with customers	139,766	144,298
Revenues from Arena License Agreements, leases and subleases	2,446	2,154
Total revenues	$142,212	$146,452
_________________
(a)    Amounts include ticket sales, including other ticket-related revenue, and venue license fees from the Company’s events such as (i) concerts, (ii) the presentation of the Christmas Spectacular and (iii) other live entertainment and sporting events.
(b)    Amounts include (i) revenues from sponsorship sales and representation agreements with MSG Sports and (ii) advertising commission revenues from MSG Networks until the termination of the Networks Advertising Sales Representation Agreement as of December 31, 2022.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED)
Contract Balances
The following table provides information about the opening and closing contract balances from the Company’s contracts with customers as of September 30, 2023 and June 30, 2023:

	As of
	September 30, 2023	June 30, 2023
Receivables from contracts with customers, net (a)	$101,926	$69,295
Contract assets, current (b)	$7,708	$11,254
Deferred revenue, including non-current portion (c)	$289,160	$226,029
    ________________
(a)    Receivables from contracts with customers, net, which are reported in Accounts receivable, net and Related party receivables, current in the Company’s condensed consolidated balance sheets, represent the Company’s unconditional rights to consideration under its contracts with customers. As of September 30, 2023 and June 30, 2023, the Company’s receivables from contracts with customers above included $1,723 and $5,397, respectively, related to various related parties. See Note 13. Related Party Transactions for further details on related party arrangements.
(b)    Contract assets, current, which are reported as Prepaid expenses and other current assets in the Company’s condensed consolidated balance sheets, primarily relate to the Company’s rights to consideration for goods or services transferred to customers, for which the Company does not have an unconditional right to bill as of the reporting date. Contract assets are transferred to accounts receivable once the Company’s right to consideration becomes unconditional.
(c)    Deferred revenue primarily relates to the Company’s receipt of consideration from customers in advance of the Company’s transfer of goods or services to the customers. Deferred revenue is reduced and the related revenue is recognized once the underlying goods or services are transferred to a customer. Revenue recognized for the three months ended September 30, 2023 relating to the deferred revenue balance as of June 30, 2023 was $69,729.
Transaction Price Allocated to the Remaining Performance Obligations
As of September 30, 2023, the Company’s remaining performance obligations under contracts were approximately $615,000, of which 55% is expected to be recognized over the next two years and an additional 32% of the balance is expected to be recognized in the following two years. This primarily relates to performance obligations under sponsorship and suite license agreements that have original expected durations longer than one year and for which the consideration is not variable. In developing the estimated revenue, the Company applies the allowable practical expedient and does not disclose information about remaining performance obligations that have original expected durations of one year or less.
Note 4. Restructuring Charges
During Fiscal Year 2024, the Company recorded restructuring charges related to termination benefits for certain corporate executives and employees. The Company recorded restructuring charges of $11,553 for the three months ended September 30, 2023, inclusive of $6,788 of share-based compensation expenses, which are accrued in accounts payable, accrued and other current liabilities and additional paid-in capital on the condensed consolidated balance sheet. Changes to the Company’s restructuring liability through September 30, 2023 were as follows:

Restructuring Liability
June 30, 2023	$2,530
Restructuring charges (excluding share-based compensation expense)	7,570
Payments	(1,243)
September 30, 2023	$8,857
Note 5. Equity Investments With Readily Determinable Fair Value
As of September 30, 2023, the Company held an investment in Townsquare Media, Inc. (“Townsquare”) and as of June 30, 2023, also held an investment in DraftKings Inc. (“DraftKings”) which was subsequently sold during the first quarter of Fiscal Year 2024.
•    Townsquare is a media, entertainment and digital marketing solutions company that is listed on the New York Stock Exchange (“NYSE”) under the symbol “TSQ.”
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

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED)
restrictions set forth in Townsquare’s certificate of incorporation. Therefore, the fair value of the Company’s investment in Class C common stock of Townsquare is also determined based on the quoted market price in an active market on the NYSE, which is classified as Level I of the fair value hierarchy.
The carrying fair value of these investments, which is reported under Other non-current assets in the accompanying condensed consolidated balance sheets as of September 30, 2023 and June 30, 2023, is as follows:

	As of
	September 30, 2023	June 30, 2023
Townsquare Class A common stock	$5,085	$6,945
Townsquare Class C common stock	9,810	13,399
DraftKings Class A common stock	—	11,297
Total Equity Investments with Readily Determinable Fair Value	$14,895	$31,641
The following table summarizes the realized and unrealized (loss) gain on equity investments with readily determinable fair value, which is reported in Other income (expenses), net for the three months ended September 30, 2023 and 2022:

	Three Months Ended
	September 30,
	2023	2022
Unrealized loss — Townsquare	$(5,449)	$(2,983)
Unrealized gain — DraftKings	—	2,324
Gain from shares sold — DraftKings	1,548	1,489
Total realized and unrealized (loss) gain	$(3,901)	$830
Supplemental information on realized gain:
Shares of common stock sold — DraftKings	425	200
Cash proceeds from common stock sold — DraftKings	$12,844	$3,819

Note 6. Property and Equipment, Net
As of September 30, 2023 and June 30, 2023, property and equipment, net consisted of the following:

	As of
	September 30, 2023	June 30, 2023
Land	$62,768	$62,768
Buildings	1,002,699	999,205
Equipment, furniture, and fixtures	353,159	351,596
Leasehold improvements	105,877	105,877
Construction in progress	2,396	2,828
Total Property and equipment	$1,526,899	$1,522,274
Less: accumulated depreciation and amortization	(906,971)	(893,386)
Property and equipment, net	$619,928	$628,888
The Company recorded depreciation expense on property and equipment of $13,585 and $15,536 for the three months ended September 30, 2023 and 2022 respectively, which is recognized in Depreciation and amortization.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED)
Note 7. Goodwill and Intangible Assets
As of September 30, 2023 and June 30, 2023, the carrying amount of goodwill was $69,041.
The Company’s indefinite-lived intangible assets as of September 30, 2023 and June 30, 2023 were as follows:

	As of
	September 30, 2023	June 30, 2023
Trademarks	$61,881	$61,881
Photographic related rights	1,920	1,920
Total indefinite-lived intangible assets	$63,801	$63,801
During the first quarter of Fiscal Year 2024, the Company performed its annual impairment test of goodwill and indefinite-lived intangible assets and determined that there were no impairments of goodwill and indefinite-lived intangibles identified as of the impairment test date.
The Company recorded amortization expense on definite lived intangible assets of $0 and $449 for the three months ended September 30, 2023 and 2022, respectively, which is recognized in Depreciation and amortization.
Note 8. Commitments and Contingencies
Commitments
See Note 11. Commitments and Contingencies, included in the Company’s Audited Consolidated and Combined Annual Financial Statements for details on the Company’s commitments. The Company’s commitments as of June 30, 2023 included a total of $926,466 (primarily related to contractual obligations).
During the three months ended September 30, 2023, the Company did not have any material changes in its non-cancelable contractual obligations (other than activities in the ordinary course of business). See Note 9. Credit Facilities for details of the principal repayments required under the Company’s credit facilities.
Delayed Draw Term Loan Facility
On April 20, 2023, a subsidiary of the Company, MSG Entertainment Holdings, LLC (“MSG Entertainment Holdings”), entered into a delayed draw term loan facility (the “DDTL Facility”) with Sphere Entertainment. Pursuant to the DDTL Facility, MSG Entertainment Holdings committed to lend up to $65,000 in delayed draw term loans to Sphere Entertainment on an unsecured basis until October 20, 2024. See Note 11 to the Company’s Audited Consolidated and Combined Annual Financial Statements for more information regarding the DDTL Facility. On July 14, 2023, Sphere Entertainment drew down the full amount of $65,000 under the DDTL Facility. On August 9, 2023, Sphere Entertainment repaid the full principal amount of the DDTL Facility and accrued interest and commitment fees by delivering 1,923 shares of the Company’s Class A Common Stock held by Sphere Entertainment, as permitted as payment under the DDTL Facility. Such shares have been classified by the Company pursuant to the Stock Repurchase Program (as defined and further explained in Note 12. Stockholders’ Equity) as treasury shares and are no longer outstanding on the date of repayment.
Legal Matters
The Company is a defendant in various lawsuits. Although the outcome of these lawsuits cannot be predicted with certainty (including the extent of available insurance, if any), management does not believe that resolution of these lawsuits will have a material adverse effect on the Company.
Note 9. Credit Facilities
See Note 12. Credit Facilities, included in the Company’s Audited Consolidated and Combined Annual Financial Statements for more information regarding the Company’s credit facilities. The following table summarizes the presentation of the outstanding balances under the Company’s credit and other debt agreements as of September 30, 2023 and June 30, 2023:

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED)

	As of
	September 30, 2023	June 30, 2023
Current Portion
National Properties Term Loan Facility	$20,313	$16,250
Current portion of long-term debt	$20,313	$16,250

	As of
	September 30, 2023			June 30, 2023
	Principal	Unamortized Deferred Financing Costs	Net	Principal	Unamortized Deferred Financing Costs	Net
Non-current Portion
National Properties Term Loan Facility	$621,562	$(12,036)	$609,526	$625,625	$(12,845)	$612,780
National Properties Revolving Credit Facility	90,100	(629)	89,471	17,100	—	17,100
Other debt	430	—	430	304	—	304
Long-term debt, net of deferred financing costs	$712,092	$(12,665)	$699,427	$643,029	$(12,845)	$630,184
National Properties Facilities
General. MSG National Properties, LLC (“MSG National Properties”), MSG Entertainment Holdings and certain subsidiaries of MSG National Properties are party to a credit agreement dated June 30, 2022 with JP Morgan Chase Bank, N.A., as administrative agent and the lenders and L/C issuers party thereto (as amended, the “National Properties Credit Agreement”), providing for a five-year, $650,000 senior secured term loan facility (the “National Properties Term Loan Facility”) and a five-year, $100,000 revolving credit facility (the “National Properties Revolving Credit Facility” and, together with the National Properties Term Loan Facility, the “National Properties Facilities”). On September 15, 2023, the National Properties Credit Agreement was amended to, among other things, increase the National Properties Revolving Credit Facility by $50,000 to $150,000. Up to $25,000 of the National Properties Revolving Credit Facility is available for the issuance of letters of credit. As of September 30, 2023, outstanding letters of credit were $15,646 and the remaining balance available under the National Properties Revolving Credit Facility was $44,254. In October 2023, the Company made principal repayments of $35,000 under the National Properties Revolving Credit Facility.
Interest Rates. Borrowings under the current National Properties Facilities bear interest at a floating rate, which at the option of MSG National Properties may be either (a) a base rate plus an applicable margin ranging from 1.50% to 2.50% per annum, determined based on the total leverage ratio of MSG National Properties and its restricted subsidiaries (the “National Properties Base Rate”), or (b) adjusted Term SOFR (i.e., Term SOFR plus 0.10%) plus an applicable margin ranging from 2.50% to 3.50% per annum, determined based on the total leverage ratio of MSG National Properties and its restricted subsidiaries (the “National Properties SOFR Rate”). As of September 30, 2023, the additional rate used in calculating the floating rate was (i) 2.50% per annum for borrowings bearing the National Properties Base Rate, and (ii) 5.42% per annum for borrowings bearing the National Properties SOFR Rate. The National Properties Credit Agreement requires MSG National Properties to pay a commitment fee ranging from 0.30% to 0.50% in respect of the daily unused commitments under the National Properties Revolving Credit Facility. MSG National Properties is also required to pay customary letter of credit fees, as well as fronting fees, to banks that issue letters of credit pursuant to the National Properties Credit Agreement. The interest rate on the National Properties Facilities as of September 30, 2023 was 7.92%.
Principal Repayments. Subject to customary notice and minimum amount conditions, the Company may voluntarily repay outstanding loans under the National Properties Facilities or terminate commitments under the National Properties Revolving Credit Facility, at any time, in whole or in part, subject only to customary breakage costs in the case of prepayment of Term SOFR loans. The National Properties Facilities will mature on June 30, 2027. The principal obligations under the National Properties Term Loan Facility are to be repaid in quarterly installments beginning with the fiscal quarter ending March 31, 2023, in an aggregate amount equal to 2.50% per annum (0.625% per quarter), stepping up to 5.0% per annum (1.25% per quarter) in the fiscal quarter ending September 30, 2025, with the balance due at the maturity of the facility. On October 3, 2023, MSG National Properties made principal repayments of $4,062 under the National Properties Term Loan Facility. The principal obligations under the National Properties Revolving Credit Facility are due at the maturity of the facility. Under certain circumstances, MSG National Properties is required to make mandatory prepayments on loans outstanding, including prepayments in an amount equal to the net cash proceeds of certain sales of assets or casualty insurance and/or condemnation recoveries (subject to certain reinvestment, repair or replacement rights), subject to certain exceptions.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED)
Covenants. The National Properties Credit Agreement includes financial covenants requiring MSG National Properties and its restricted subsidiaries to maintain a specified minimum liquidity level, a specified minimum debt service coverage ratio and specified maximum total leverage ratio. The minimum liquidity level is set at $50,000, and is tested based on the level of average daily liquidity, consisting of cash and cash equivalents and available revolving commitments, over the last month of each quarter over the life of the National Properties Facilities. The debt service coverage ratio covenant began testing in the fiscal quarter ended December 31, 2022, and is set at a ratio of 2:1 before stepping up to 2.5:1 in the fiscal quarter ending September 30, 2024. The leverage ratio covenant began testing in the fiscal quarter ended June 30, 2023. It is tested based on the ratio of MSG National Properties and its restricted subsidiaries’ consolidated total indebtedness to adjusted operating income, with an initial maximum ratio of 6:1, stepping down to 5.5:1 in the fiscal quarter ending June 30, 2024 and 4.5:1 in the fiscal quarter ending June 30, 2026. As of September 30, 2023, MSG National Properties and its restricted subsidiaries were in compliance with the covenants of the National Properties Credit Agreement.
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
Interest payments and loan principal repayments made by the Company under the National Properties Credit Agreement were as follows:

	Interest Payments		Loan Principal Repayments
	Three Months Ended		Three Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
National Properties Facilities	$13,193	$2,804	$—	$—
The carrying value and fair value of the Company’s financial instruments reported in the accompanying condensed consolidated balance sheets were as follows:

	As of
	September 30, 2023		June 30, 2023
	Carrying Value (a)	Fair Value	Carrying Value (a)	Fair Value
Liabilities:
National Properties Facilities	$731,975	$727,414	$658,975	$655,509
Other debt	430	430	304	304
Total Long-term debt	732,405	727,844	659,279	655,813
________________
(a)    The total carrying value of the Company’s financial instruments as of September 30, 2023 and June 30, 2023 is equal to the current and non-current principal payments for the Company’s credit agreements excluding unamortized deferred financing costs of $12,665 and $12,845, respectively.
The Company’s long-term debt is classified within Level II of the fair value hierarchy as it is valued using quoted indices of similar instruments for which the inputs are readily observable.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED)
Note 10. Pension Plans and Other Postretirement Benefit Plans
Prior to the MSGE Distribution, Sphere Entertainment sponsored both funded and unfunded and qualified and non-qualified defined benefit plans (the “Pension Plans”), as well as a postretirement benefit plan (the “Postretirement Plan”), covering certain full-time employees and retirees of the Company. In connection with the MSGE Distribution, the sponsorship of the Pension Plans and Postretirement Plan was transferred to the Company. See Note 13. Pension Plans and Other Postretirement Benefit Plans, included in the Company’s Audited Consolidated and Combined Annual Financial Statements for more information regarding the Pension Plans, Postretirement Plan, the Madison Square Garden 401(k) Savings Plans, together with associated excess savings plan, and the Madison Square Garden 401(k) Union Plan.
Defined Benefit Pension Plans and Other Postretirement Benefit Plans
The following table presents components of net periodic benefit cost for the Pension Plans and Postretirement Plan included in the accompanying condensed consolidated and combined statements of operations for the three months ended September 30, 2023 and 2022. Service cost is recognized in direct operating expenses and selling, general and administrative expenses. All other components of net periodic benefit cost are reported in Other income (expense), net.

	Pension Plans		Postretirement Plan
	Three Months Ended		Three Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Service cost	$17	$30	$6	$8
Interest cost	1,469	927	24	11
Expected return on plan assets	(1,091)	(1,504)	—	—
Recognized actuarial loss	238	362	—	9
Net periodic (benefit) cost	$633	$(185)	$30	$28
Contributions for Qualified Defined Benefit Pension Plans
During the three months ended September 30, 2023, the Company contributed $12,250 to the Cash Balance Pension Plan.
Defined Contribution Plans
For the three months ended September 30, 2023 and 2022, expenses related to the Savings Plans and Union Savings Plan included in the accompanying condensed consolidated and combined statements of operations are as follows:

	Three Months Ended
	September 30,
	2023	2022
Savings Plans	$2,034	$1,178
Union Savings Plan	$50	$18
Executive Deferred Compensation
See Note 13. Pension Plans and Other Postretirement Benefit Plans, included in the Company’s Audited Consolidated and Combined Annual Financial Statements for more information regarding the Company’s Executive Deferred Compensation Plan (the “Deferred Compensation Plan”). The Company recorded compensation income of $145 and $154 for the three months ended September 30, 2023 and 2022, respectively, within Selling, general, and administrative expenses to reflect the remeasurement of the Deferred Compensation Plan liability. In addition, the Company recorded loss of $145 and $154 for the three months ended September 30, 2023 and 2022, respectively, within Other (expense) income, net to reflect remeasurement of the fair value of assets under the Deferred Compensation Plan.
The following table summarizes amounts recognized related to the Deferred Compensation Plan in the condensed consolidated and combined balance sheets:

	As of
	September 30, 2023	June 30, 2023
Non-current assets (included in Other non-current assets)	$3,871	$2,954
Non-current liabilities (included in Other non-current liabilities)	$(3,914)	$(2,976)

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED)
Note 11. Share-based Compensation
The Company has two share-based compensation plans: the 2023 Employee Stock Plan (the “Employee Stock Plan”) and the 2023 Stock Plan for Non-Employee Directors (the “Non-Employee Director Plan”). See Note 14. Share Based Compensation, included in the Company’s Audited Consolidated and Combined Annual Financial Statements for more information on these plans.
Share-based compensation expense for the Company’s restricted stock units (“RSUs”) and performance stock units (“PSUs”) are recognized in the condensed consolidated and combined statements of operations as a component of direct operating expenses or selling, general, and administrative expenses. The share-based compensation expense recorded by the Company in Fiscal Year 2023 includes the expenses associated with the employees attributable to the Company, net of contributory credits from the Company to Sphere Entertainment for the Company’s corporate employees. The following table summarizes the Company’s share-based compensation expense:

	Three Months Ended
	September 30,
	2023	2022
Share-based compensation expense (a)	$6,177	$7,410
Fair value of awards vested (b)	$26,400	$2,867
________________
(a)    The expense shown excludes $6,788 that was reclassified to Restructuring charges in the condensed consolidated and combined statements of operations for the three months ended September 30, 2023, as detailed in Note 4. Restructuring Charges.
(b)     To fulfill required statutory tax withholding obligations for the applicable income and other employment taxes, RSUs and PSUs with an aggregate value of $11,817 and $1,147, were retained by the Company during the three months ended September 30 2023 and 2022, respectively.
As of September 30, 2023, there was $53,136 of unrecognized compensation cost related to unvested RSUs and PSUs held by the Company’s direct employees. The cost is expected to be recognized over a weighted-average period of approximately 2.4 years.
Award Activity
RSUs
During the three months ended September 30, 2023 and 2022, 562 and 66 RSUs were granted, respectively, and 476 and 40 RSUs vested, respectively.
PSUs
During the three months ended September 30, 2023 and 2022, 506 and 60 PSUs were granted, respectively, and 241 and 11 PSUs vested, respectively.
Note 12. Stockholders’ Equity
Stock Repurchase Program
On March 29, 2023, the Company’s Board of Directors authorized a share repurchase program to repurchase up to $250,000 of the Company’s Class A Common Stock (the “Stock Repurchase Program”). Pursuant to the Stock Repurchase Program, shares of Class A Common Stock may be purchased from time to time in open market or private transactions, block trades or such other manner as the Company may determine in accordance with applicable insider trading and other securities laws and regulations. The timing and amount of purchases will depend on market conditions and other factors. For the three months ended September 30, 2023, the Company repurchased 3,525 shares of Class A Common Stock for $115,512. As of September 30, 2023, the Company had approximately $110,000 remaining available for repurchases.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED)
Accumulated Other Comprehensive Loss
The following table details the components of accumulated other comprehensive loss:

	Pension Plans and Postretirement Plan
	Three Months Ended
	September 30,
	2023	2022
Balance at beginning of period	$(34,021)	$(34,740)
Other comprehensive income:
Amounts reclassified from accumulated other comprehensive loss (a)	238	371
Income tax expense	(41)	(66)
Other comprehensive income, net of income taxes	197	305
Balance at end of period	$(33,824)	$(34,435)
________________
(a)    Amounts reclassified from accumulated other comprehensive loss represent the amortization of net actuarial loss included in net periodic benefit cost, which is reflected under Other income (expense), net in the accompanying condensed consolidated and combined statements of operations (see Note 10. Pension Plans and Other Postretirement Benefit Plans).
Note 13. Related Party Transactions
As of September 30, 2023, members of the Dolan family, for purposes of Section 13(d) of the Securities Exchange Act of 1934, as amended, members of the Dolan family including trusts for the benefit of members of the Dolan family (collectively, the “Dolan Family Group”) collectively beneficially owned 100% of the Company’s outstanding Class B Common Stock and approximately 4.8% of the Company’s outstanding Class A Common Stock (inclusive of options exercisable within 60 days of September 30, 2023). Such shares of Class A Common Stock and Class B Common Stock, collectively, represent approximately 64% of the aggregate voting power of the Company’s outstanding common stock. Members of the Dolan Family Group are also the controlling stockholders of Sphere Entertainment, MSG Sports, and AMC Networks Inc. (“AMC Networks”).
See Note 17. Related Party Transactions, included in the Company’s Audited Consolidated and Combined Audited Financial Statements for a description of the Company’s current related party arrangements. There have been no material changes in such related party arrangements except as described below.
From time to time the Company enters into arrangements with 605, LLC (“605”). James L. Dolan, the Company’s Executive Chairman, Chief Executive Officer and a director, and his spouse, Kristin A. Dolan, owned 605 until September 13, 2023. Kristin A. Dolan is also the founder and was the Chief Executive Officer of 605. 605 provides audience measurement and data analytics services to the Company and its subsidiaries in the ordinary course of business. In August 2022, a subsidiary of Sphere Entertainment entered into a three-year agreement with 605, valued at $750, covering several customer analysis projects per year in connection with events held at our venues, which was assigned to the Company in connection with the MSGE Distribution. Pursuant to this arrangement, the Company recognized $34 and $70 of expense for the three months ended September 30, 2023 and 2022, respectively. As of September 30, 2023 and June 30, 2023, $102 and $0 has been recognized in Prepaid expenses and other current assets. On September 13, 2023, 605 was sold to iSpot.tv, and James L. Dolan and Kristin A. Dolan now hold a minority interest in iSpot.tv. As a result, as of September 13, 2023, 605 is no longer considered to be a related party.
MSG Sports has made market rate interest-bearing advances to the Company in connection with the construction of new premium hospitality suites at The Garden. The advances will be repaid (including interest) through cash receipts from the licenses for each new suite. As of September 30, 2023 and June 30, 2023, MSG Sports had advanced $430 and $304, respectively, to the Company in connection with the arrangement. This advance has been recognized in Long-term debt, net of deferred financing costs in the accompanying condensed consolidated balance sheets.
Subsequent to June 30, 2023, the Company entered into arrangements with (i) MSG Sports, pursuant to which MSG Sports provides certain sponsorship, premium hospitality and other business operations services to the Company in exchange for service fees, (ii) Sphere Entertainment, pursuant to which the Company provides certain sponsorship account management services to Sphere Entertainment in exchange for service fees, and (iii) MSG Sports and Sphere Entertainment, pursuant to which the three companies have agreed to allocate expenses in connection with the use by each company of aircraft owned or leased by the Company and MSG Sports.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED)
Revenues and Operating Expenses
The following table summarizes the composition and amounts of the transactions with the Company’s affiliates. The significant components of these amounts are discussed below. These amounts are reflected in revenues and operating expenses in the accompanying condensed consolidated and combined statements of operations for the three months ended September 30, 2023 and 2022:

	Three Months Ended
	September 30,
	2023	2022
Revenues	$5,159	$5,558
Operating expenses (credits):
Revenue sharing expenses	$1,152	$1,187
Reimbursement under Arena License Arrangements	(429)	(493)
Cost reimbursement from MSG Sports	(9,861)	(9,517)
Cost reimbursement from Sphere Entertainment (after April 20, 2023) and Corporate allocations to Sphere Entertainment (before April 20, 2023)	(30,336)	(35,748)
Other operating expenses, net	553	895
Total operating expenses (credits), net (a)	$(38,921)	$(43,676)
_________________
(a)    Of the total operating expenses, net, $1,310 and $376 for the three months ended September 30, 2023 and 2022, respectively, are included in direct operating expenses in the accompanying condensed consolidated and combined statements of operations, and $(40,231) and $(44,052) for the three months ended September 30, 2023 and 2022, respectively, are included in selling, general, and administrative expenses.
Revenues
The Company recorded $1,324 of revenues under the Arena License Agreements for the three months ended September 30, 2023. In addition to the Arena License Agreements, during the three months ended September 30, 2023, the Company’s revenues from related parties primarily reflected sponsorship sales and service representation agreements of $2,763, and merchandise sharing revenues of $196 with MSG Sports. The Company also earned sublease revenue from related parties of $759 during the three months ended September 30, 2023, respectively.
The Company recorded $1,324 of revenues under the Arena License Agreements for the three months ended September 30, 2022. In addition, during the three months ended September 30, 2022 the Company recorded revenues under sponsorship sales and service representation agreements of $2,533 and merchandise sharing revenues of $115 with MSG Sports. The Company recorded revenues under the Networks Advertising Sales Representation Agreement of $378 for the three months ended September 30, 2022, respectively. The Company also earned sublease revenue from related parties of $695 during the three months ended September 30, 2022.
Other Related Party Matters
Loans Receivable from Sphere Entertainment
Prior to the MSGE Distribution, the Company’s captive insurance entity, Eden Insurance Company, Inc. (“Eden”), entered into a loan agreement with Sphere Entertainment (the “Eden Loan Agreement”), under which Eden granted Sphere Entertainment an unsecured loan bearing interest at a rate of SOFR plus 350 basis points with a principal amount not exceeding $60,000. This loan was in the form of a demand promissory note, payable immediately upon order from Eden. The loan payable to the Company held by Sphere Entertainment under the Eden Loan Agreement was assigned by Sphere Entertainment to the Company in connection with the MSGE Distribution, and has been eliminated in consolidation by the Company for periods subsequent to the MSGE Distribution.
During Fiscal Year 2023, Eden declared and paid dividends to Sphere Entertainment through a reduction of the loan receivable from Sphere Entertainment. During Fiscal Year 2023, no interest or principal payments were received by Eden. Instead, the accrued but unpaid interest was added to the outstanding principal amount of the loan. The cash flows related to this loan receivable for periods prior to the MSGE Distribution are reflected as investing activities, as these balances represent amounts loaned by the Company to Sphere Entertainment. The Company recorded related party interest income of $0, and $902 related to the Eden Loan Agreement in the three months ended September 30, 2023 and 2022, respectively.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED)
Note 14. Additional Financial Information
The following table provides a summary of the amounts recorded as cash, cash equivalents, and restricted cash:

	As of
	September 30, 2023	June 30, 2023
Cash and cash equivalents	$37,179	$76,089
Restricted cash	2,337	8,266
Total cash, cash equivalents and restricted cash	$39,516	$84,355
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
Prepaid expenses and other current assets consisted of the following:

	As of
	September 30, 2023	June 30, 2023
Prepaid expenses	$77,458	$58,588
Current contract assets	7,708	11,254
Inventory (a)	3,361	2,557
Other	7,888	5,163
Total prepaid expenses and other current assets	$96,415	$77,562
_________________
(a)    Inventory is mostly comprised of food and liquor for venues.
Other non-current assets consisted of the following:

	As of
	September 30, 2023	June 30, 2023
Unbilled lease receivable (a)	$57,957	$67,325
Equity investments with readily determinable fair value (b)	14,895	31,641
Deferred costs	4,111	4,120
Other	6,187	5,270
Total other non-current assets	$83,150	$108,356
_________________
(a)    Unbilled lease receivable relates to the amounts recorded under the Arena License Agreement.
(b)     See Note 5. Equity investments with readily determinable fair value for more information on long-term investments.
Accounts payable, accrued and other current liabilities consisted of the following:

	As of
	September 30, 2023	June 30, 2023
Accounts payable	$18,715	$15,628
Accrued payroll and employee related liabilities	35,959	64,532
Cash due to promoters	89,453	90,538
Accrued expenses	43,060	44,027
Total accounts payable, accrued and other current liabilities	$187,187	$214,725

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED)
Other (expense) income, net includes the following:

	Three Months Ended
	September 30,
	2023	2022
Gains from shares sold — DraftKings	$1,548	$1,489
Net unrealized loss on equity investments with readily determinable fair value	(5,449)	(659)
Other	(568)	56
Total other (expense) income, net	$(4,469)	$886
Income Taxes
During the three months ended September 30, 2023 and 2022, the Company received income tax refunds, net of payments, of $0 and $2,071, respectively.
Note 15. Subsequent Events
In October 2023, the Company paid down $35,000 under the National Properties Revolving Credit Facility.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In this MD&A, there are statements concerning the future operating and future financial performance of Madison Square Garden Entertainment Corp., (formerly MSGE Spinco, Inc.) (“MSG Entertainment”) and its direct and indirect subsidiaries (collectively, “we,” “us,” “our,” “MSG Entertainment,” or the “Company”). Words such as “expects,” “anticipates,” “believes,” “estimates,” “may,” “will,” “should,” “could,” “potential,” “continue,” “intends,” “plans,” and similar words and terms used in the discussion of future operating and future financial performance identify forward-looking statements. Investors are cautioned that such forward-looking statements are not guarantees of future performance, results or events and involve risks and uncertainties and that actual results or developments may differ materially from the forward-looking statements as a result of various factors. Factors that may cause such differences to occur include, but are not limited to:
•the level of our expenses, including our corporate expenses;
•the level of our revenues, which depends in part on the popularity of the Christmas Spectacular Starring the Radio City Rockettes (the “Christmas Spectacular”), the sports teams whose games are played at Madison Square Garden (“The Garden”), and other events which are presented in our venues, and our ability to attract such events;
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
•the effect of any postponements or cancellations by third-parties or the Company as a result of a pandemic or other public health emergency due to operational challenges and other health and safety concerns (such as the partial cancellation of the 2021 production of the Christmas Spectacular);
•the extent to which attendance at our venues may be impacted by government actions, renewed health concerns by potential attendees and reduced tourism;
•the impact on the payments we receive under the arena license agreements (the “Arena License Agreements”) that require the New York Knicks (the “Knicks”) of the National Basketball Association (the “NBA”) and the New York Rangers (the “Rangers”) of the National Hockey League (the “NHL”) to play their home games at The Garden as a result of government-mandated capacity restrictions, league restrictions and/or social-distancing or vaccination requirements, if any, at Knicks and Rangers games;
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
•enhancements or changes to existing productions and the investments associated with such enhancements or changes;
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
•our status as an emerging growth company; and
•the additional factors described under “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended June 30, 2023 filed on August 18, 2023 (the “2023 Form 10-K”).
We disclaim any obligation to update or revise the forward-looking statements contained herein, except as otherwise required by applicable federal securities laws. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this document may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.
All dollar amounts included in the following MD&A are presented in thousands, except as otherwise noted.
Introduction
This MD&A is provided as a supplement to, and should be read in conjunction with, the Company’s unaudited financial statements and accompanying notes thereto included in this Quarterly Report on Form 10-Q, as well as the Company’s audited consolidated and combined financial statements and notes thereto as of June 30, 2023 and 2022 and for the three years ended June 30, 2023, 2022 and 2021 (“Audited Consolidated and Combined Annual Financial Statements”) included in the 2023 Form 10-K, to help provide an understanding of our financial condition, changes in financial condition and results of operations.

Business Overview
We are a live entertainment company comprised of iconic venues and marquee entertainment content. Utilizing the Company’s powerful brands and live entertainment expertise, the Company delivers unique experiences that set the standard for excellence and innovation while forging deep connections with diverse and passionate audiences.
We manage our business through one reportable segment. The Company’s portfolio of venues includes: The Garden, The Theater at Madison Square Garden, Radio City Music Hall, the Beacon Theatre, and The Chicago Theatre. The Company’s business also includes the original production, the Christmas Spectacular. The Company also has an entertainment and sports bookings business, which showcases a broad array of compelling concerts, family shows and special events, as well as a diverse mix of sporting events, for millions of guests annually.
The Company conducts a significant portion of its operations at venues that it either owns or operates under long-term leases. The Company owns The Garden, The Theater at Madison Square Garden, and The Chicago Theatre, and leases Radio City Music Hall and the Beacon Theatre.
All of the Company’s revenues and assets are attributed to or located in the United States and are primarily concentrated in the New York City metropolitan area.
MSG Entertainment Distribution
On April 20, 2023 (the “MSGE Distribution Date”), Sphere Entertainment distributed approximately 67% of the outstanding common stock of the Company to its stockholders (the “MSGE Distribution”), with Sphere Entertainment retaining approximately 33% of the outstanding common stock of MSG Entertainment (in the form of Class A common stock, “Class A Common Stock”) immediately following the MSGE Distribution (the “Retained Interest”). As a result, the Company became an independent publicly traded company on April 21, 2023 through the MSGE Distribution. Following the completion of the secondary offering by Sphere Entertainment of the Company’s Class A Common Stock on September 22, 2023, Sphere Entertainment no longer owns any of the Company’s outstanding common stock. See Note 1 to the Company’s Audited Consolidated and Combined Annual Financial Statements for more information regarding the MSGE Distribution.
Our MD&A is organized as follows:
Results of Operations. This section provides an analysis of our unaudited results of operations for the three months ended September 30, 2023 and 2022.
Liquidity and Capital Resources. This section provides a discussion of our financial condition and liquidity, an analysis of our cash flows for the three months ended September 30, 2023 and 2022, as well as certain contractual obligations and off-balance sheet arrangements.
Seasonality of Our Business. This section discusses the seasonal performance of our business.
Recently Issued Accounting Pronouncements and Critical Accounting Estimates. This section discusses accounting pronouncements that have been adopted by the Company and recently issued accounting pronouncements not yet adopted by the Company. This section should be read together with our critical accounting policies, which are discussed in the 2023 Form 10-K under “Management's Discussion and Analysis of Financial Condition and Results of Operations — Recently Issued Accounting Pronouncements and Critical Accounting Estimates — Critical Accounting Estimates” and in the notes to the Audited Consolidated and Combined Financial Statements of the Company included therein.
Factors Affecting Results of Operations
The consolidated statement of operations for the three months ended September 30, 2023 is presented on a consolidated basis, as the Company became a standalone public company on April 21, 2023. The Company’s combined statement of operations for the three months ended September 30, 2022 was prepared on a stand-alone basis derived from the consolidated financial statements and accounting records of Sphere Entertainment, and is presented as a carve-out financial statement, because the Company was not a standalone public company prior to the MSGE Distribution. See Note 1 to the consolidated and combined financial statements included in “Part I — Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for additional information.
Our operating results are largely dependent on our ability to attract concerts and other events to our venues, revenues under various agreements entered into with MSG Sports, and the continuing popularity of the Christmas Spectacular. Certain of these factors in turn depend on the popularity and/or performance of the professional sports teams whose games we host at The Garden.

In addition, Fiscal Year 2024 will be impacted by increased rent expenses relative to Fiscal Year 2023 due to our new corporate office lease, which runs through 2046. Our Company’s future performance is dependent in part on general economic conditions and the effect of these conditions on our customers. Weak economic conditions may lead to lower demand for suite licenses and tickets to our live productions, concerts, family shows and other events, which would also negatively affect concession and merchandise sales, and lower levels of sponsorship and venue signage. These conditions may also affect the number of concerts, family shows and other events that take place in the future. An economic downturn could adversely affect our business and results of operations.
Factors Affecting Comparability
MSGE Distribution
The condensed combined statement of operations for the three months ended September 30, 2022 includes allocations for certain support functions that were provided on a centralized basis and not historically recorded at the business unit level by Sphere Entertainment, such as expenses related to executive management, finance, legal, human resources, government affairs, information technology, and venue operations among others. As part of the MSGE Distribution, certain corporate and operational support functions were transferred to the Company and therefore, charges were reflected in order to burden all business units comprising Sphere Entertainment’s historical operations. These expenses were allocated on the basis of direct usage when identifiable, with the remainder allocated on a pro-rata basis of combined assets, headcount or other measures of the Company and Sphere Entertainment, which are recorded as a reduction of either direct operating expenses or selling, general, and administrative expenses.
Management believes the assumptions underlying the combined financial statements, including the assumptions regarding allocating general corporate expenses, are reasonable. Nevertheless, the combined financial statements do not include all of the actual expenses that would have been incurred by the Company and may not reflect its combined results of operations, financial position and cash flows had it been a separate, standalone company during the periods presented. Actual costs that would have been incurred if the Company had been a separate, standalone company would depend on multiple factors, including organizational structure and strategic decisions made in various areas, including information technology and infrastructure. See Note 1. Description of Business and Basis of Presentation to the condensed consolidated and combined financial statements included elsewhere in this document for additional information.
The costs to operate our business as an independent, publicly-traded company, including pursuant to terms of the transition services agreement, are expected to vary from those historical allocations. Such costs principally relate to areas that include, but are not limited to:
•corporate personnel overhead expenses as a result of the Company operating on a stand-alone basis;
•professional fees associated with internal and external audits including compliance with Sarbanes-Oxley Act, tax, legal and other services;
•anticipated executive compensation costs related to existing and new executive management and excluding future share-based compensation expense; and
•fees for preparing and distributing periodic filings with the SEC.
These costs will not be fully reflected in a complete year of the Company’s financial statements until the year ending June 30, 2024, because, for periods prior to April 20, 2023, the Company’s financial statements were presented on a carve-out basis.
Advertising Sales Representation Agreement Termination
Prior to December 31, 2022, the Company was a party to an advertising sales representation agreement (the “Networks Advertising Sales Representation Agreement”) with Sphere Entertainment’s subsidiary, MSGN Holdings, L.P. (“MSG Networks”), pursuant to which the Company had the exclusive right and obligation to sell MSG Networks advertising availabilities for a commission. The Networks Advertising Sales Representation Agreement was terminated effective as of December 31, 2022. As a result, after December 31, 2022, the Company no longer recognizes advertising sales commission revenue or the employee costs related to the Networks Advertising Sales Representation Agreement. For the three months ended September 30, 2022, the Company recognized $378 of revenues under the Networks Advertising Sales Representation Agreement.
The termination of the Networks Advertising Sales Representation Agreement impacted the operating results of the Company for Fiscal Year 2023 and will impact the operating results of the Company on a go forward basis.

Results of Operations
Comparison of the three months ended September 30, 2023 versus the three months ended September 30, 2022.

	Three Months Ended
	September 30,		Change
	2023	2022	Amount	Percentage
Revenues	$142,212	$146,452	$(4,240)	(3)%
Direct operating expenses	(101,677)	(101,662)	(15)	—%
Selling, general, and administrative expenses	(48,822)	(40,114)	(8,708)	22%
Depreciation and amortization	(13,585)	(15,985)	2,400	(15)%
Restructuring charges	(11,553)	—	(11,553)	NM
Operating loss	(33,425)	(11,309)	(22,116)	(196)%
Interest income	851	1,510	(659)	(44)%
Interest expense	(14,287)	(11,427)	(2,860)	25%
Other (expense) income, net	(4,469)	886	(5,355)	NM
Loss from operations before income taxes	(51,330)	(20,340)	(30,990)	(152)%
Income tax benefit	659	2,066	(1,407)	NM
Net loss	(50,671)	(18,274)	(32,397)	(177)%
Less: Net loss attributable to nonredeemable noncontrolling interest	—	(372)	372	NM
Net loss attributable to MSG Entertainment’s stockholders	$(50,671)	$(17,902)	$(32,769)	(183)%
_________________
NM — Absolute percentages greater than 200% and comparisons from positive to negative values or to zero values are considered not meaningful.
Revenues
Revenues for the three months ended September 30, 2023 decreased $4,240 as compared to the prior year period. The changes in revenues were attributable to the following:

Three Months Ended
September 30, 2023
Decrease in event-related revenues	$(8,270)
Increase in revenues subject to the sharing of economics with MSG Sports pursuant to the Arena License Agreements	2,716
Other net increases	1,314
$(4,240)
For the three months ended September 30, 2023, the decrease in event-related revenues primarily reflects (i) lower revenues from concerts of $7,317 and (ii) lower revenues from other live entertainment and sporting events of $953. The decrease in event-related revenues from concerts was due to a decrease in the number of events at the Company’s venues as compared to the prior year period, partially offset by higher per-concert revenues in the current year period.
For the three months ended September 30, 2023, the increase in revenues subject to the sharing of economics with MSG Sports pursuant to the Arena License Agreements primarily reflects higher suite license fee revenues.

Direct operating expenses
Direct operating expenses for the three months ended September 30, 2023 increased $15 as compared to the prior year period. The changes in direct operating expenses were attributable to the following:

Three Months Ended
September 30, 2023
Increase in expenses associated with the sharing of economics with MSG Sports pursuant to the Arena License Agreements	$2,380
Increase in direct operating expenses associated with the Arena License Agreements	507
Decrease in event-related direct operating expenses	(4,737)
Other net increases	1,865
$15
For the three months ended September 30, 2023, the increase in direct operating expenses associated with the sharing of economics with MSG Sports pursuant to the Arena License Agreements primarily reflects direct operating expenses incurred as a result of the increase in suite license fee revenues.
For the three months ended September 30, 2023, the decrease in event-related direct operating expenses reflects (i) lower direct operating expenses from concerts of $4,219, and (ii) lower direct operating expenses from other live entertainment and sporting events of $518. The decrease in event-related direct operating expenses from concerts was due to a decrease in the number of events at the Company’s venues as compared to the prior year period, partially offset by higher per-concert expenses in the current year period.
Selling, general, and administrative expenses
For the three months ended September 30, 2023 selling, general, and administrative expenses increased $8,708 to $48,822 as compared to the prior year period. Results for the Fiscal 2024 first quarter reflect MSG Entertainment on a fully standalone basis. Results for the Fiscal 2023 first quarter reflect the allocation of corporate and administrative costs based on the accounting requirements for the preparation of carve-out financial statements. These results do not include all of the expenses that would have been incurred by MSG Entertainment had it been a standalone public company for the prior year period. This was the primary driver of the overall increase in selling, general and administrative expenses, partially offset by the impact of the Company’s transition services agreement with Sphere Entertainment.
Depreciation and amortization
For the three months ended September 30, 2023, depreciation and amortization decreased $2,400, or 15%, to $13,585 as compared to the prior year period primarily due to certain intangible assets being fully amortized and the disposal of a corporate aircraft during Fiscal Year 2023.
Restructuring charges
For the three months ended September 30, 2023, the Company recorded restructuring charges of $11,553 related to termination benefits for certain corporate executives and employees. No amounts were recorded as restructuring charges during the comparative prior year period.
Operating loss
For the three months ended September 30, 2023, operating loss was $33,425 as compared to $11,309 in the prior year period, an increase of $22,116. The increase in operating loss was primarily due to restructuring charges, an increase in selling, general, and administrative expenses, and a decrease in revenues as compared to the prior year period.
Interest income
For the three months ended September 30, 2023, interest income decreased $659, as compared to the prior year period primarily due to the impact of the MSGE Distribution, which impacted the year over year comparability since the prior year period included carve-out allocation costs and due to lower average balances in the Company’s cash, cash equivalents and restricted cash, partially offset by higher interest rates.
Interest expense

For the three months ended September 30, 2023, interest expense increased $2,860, as compared to the prior year period primarily due to higher interest expense incurred under the National Properties Credit Facilities.
Other (expense) income, net
For the three months ended September 30, 2023, other expense, net was $4,469 as compared to other income, net of $886 for the three months ended September 30, 2022, a decline of $5,355. The change was primarily due to (i) an increase in unrealized loss of $2,466 associated with the investment in Townsquare Media, Inc., (ii) lower gains of $2,265 associated with the investment in DraftKings Inc., and (iii) higher net periodic benefit costs of $1,026 associated with the Cash Balance Pension Plan.
Income tax expense
In general, the Company is required to use an estimated annual effective tax rate to measure the tax benefit or tax expense recognized in an interim period. Income tax benefit for the three months ended September 30, 2023 and 2022 of $659 and $2,066, respectively reflects an effective tax rate of 1% and 10%, respectively. The estimated annual effective tax rate is lower than the statutory federal tax rate of 21% primarily due to the offset of the valuation allowance. The estimated annual effective tax rate is revised on a quarterly basis.
Adjusted operating income (“AOI”)
The Company evaluates its performance based on several factors, of which the key financial measure is adjusted operating income (loss), a non-GAAP financial measure. We define adjusted operating income (loss) as operating income (loss) excluding:
(i) the impact of non-cash straight-line leasing revenue associated with the Arena License Agreements with MSG Sports,
(ii) depreciation, amortization and impairments of property and equipment, goodwill and intangible assets,
(iii) share-based compensation expense,
(iv) restructuring charges or credits,
(v) merger, spin-off, and acquisition-related costs, including merger-related litigation expenses,
(vi) gains or losses on sales or dispositions of businesses and associated settlements,
(vii) the impact of purchase accounting adjustments related to business acquisitions,
(viii) gains and losses related to the remeasurement of liabilities under the executive deferred compensation plan, and
(ix) amortization for capitalized cloud computing arrangement costs.
The Company believes that given the length of the Arena License Agreements and resulting magnitude of the difference in leasing revenue recognized and cash revenue received, the exclusion of non-cash leasing revenue provides investors with a clearer picture of the Company’s operating performance. Management believes that this adjustment is beneficial for other incremental reasons as well. This adjustment provides senior management, investors and analysts with important information regarding a long-term related party agreement with MSG Sports. In addition, this adjustment is included under the Company’s debt covenant compliance calculations and is a component of the performance measures used to evaluate, and compensate, senior management of the Company. The Company believes that the exclusion of share-based compensation expense or benefit allows investors to better track the performance of the Company’s business without regard to the settlement of an obligation that is not expected to be made in cash. The Company eliminates merger, spin-off, and acquisition-related costs, when applicable, because the Company does not consider such costs to be indicative of the ongoing operating performance of the Company as they result from an event that is of a non-recurring nature, thereby enhancing comparability. In addition, management believes that the exclusion of gains and losses related to the remeasurement of liabilities under the executive deferred compensation plan, provides investors with a clearer picture of the Company’s operating performance given that, in accordance with GAAP, gains and losses related to the remeasurement of liabilities under the executive deferred compensation plan are recognized in Operating (income) loss whereas gains and losses related to the remeasurement of the assets under the executive deferred compensation plan, which are equal to and therefore fully offset the gains and losses related to the remeasurement of liabilities, are recognized in Other income (expense), net, which is not reflected in Operating income (loss).
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
The following is a reconciliation of operating loss to adjusted operating income (loss) for the three months ended September 30, 2023 as compared to the prior year period:

	Three Months Ended
	September 30,		Change
	2023	2022	Amount	Percentage
Operating loss	$(33,425)	$(11,309)	$(22,116)	(196)%
Non-cash portion of arena license fees from MSG Sports (a)	(495)	(519)	24	(5)%
Depreciation and amortization	13,585	15,985	(2,400)	(15)%
Share-based compensation (excluding share-based compensation in restructuring charges)	6,177	7,410	(1,233)	(17)%
Restructuring charges	11,553	—	11,553	NM
Merger, spin-off, and acquisition-related costs (b)	2,035	—	2,035	NM
Amortization for capitalized cloud computing arrangement costs	—	75	(75)	(100)%
Remeasurement of deferred compensation plan liabilities	(145)	(154)	9	NM
Adjusted operating (loss) income	$(715)	$11,488	$(12,203)	NM
_________________
(a)    This adjustment represents the non-cash portion of operating lease revenue related to the Company’s Arena License Agreements with MSG Sports. Pursuant to GAAP, recognition of operating lease revenue is recorded on a straight-line basis over the term of the agreement based upon the value of total future payments under the arrangement. As a result, operating lease revenue is comprised of a contractual cash component plus or minus a non-cash component for each period presented. Operating income on a GAAP basis includes lease income of (i) $829 of revenue collected in cash for the three months ended September 30, 2023, and $805 of revenue collected in cash for the three months ended September 30, 2022, and (ii) a non-cash portion of $495 for the three months ended September 30, 2023, and $519 for the three months ended September 30, 2022.
(b)    This adjustment represents non-recurring costs incurred and paid by the Company for the sale of the Retained Interest by Sphere Entertainment.
NM — Absolute percentages greater than 200% and comparisons from positive to negative values or to zero values are considered not meaningful.
Net loss attributable to nonredeemable noncontrolling interests
For the three months ended September 30, 2023, the Company recorded $0 of net loss attributable to nonredeemable noncontrolling interests as compared to $372 of net loss attributable to nonredeemable noncontrolling interests for the three months ended September 30, 2022. These amounts represent the share of net loss of BCE that were not attributable to the Company. The Company disposed of its controlling interest in BCE on December 2, 2022.

Liquidity and Capital Resources
Sources and Uses of Liquidity
Our primary sources of liquidity are cash and cash equivalents, cash flows from our business operations and available borrowing capacity under the National Properties Revolving Credit Facility (as defined below). Our principal uses of cash include working capital-related items (including funding our operations), capital spending, debt service, investments and related loans and advances that we may fund from time to time. We may also use cash to continue to repurchase shares of our Class Common A Stock pursuant to the share repurchase program authorized by our Board of Directors on March 29, 2023, of which there was $110,000 remaining as of September 30, 2023. Our decisions as to the use of our available liquidity will be based upon the ongoing review of the funding needs of the business, the optimal allocation of cash resources, and the timing of cash flow generation. To the extent that we desire to access alternative sources of funding through the capital and credit markets, challenging U.S. and global economic and market conditions could adversely impact our ability to do so at that time.
We regularly monitor and assess our ability to meet our net funding and investing requirements. As of September 30, 2023, the Company’s unrestricted cash and cash equivalents balance was $37,179. The principal balance of the Company’s total debt outstanding as of September 30, 2023 was $732,405 and the Company had $44,254 of available borrowing capacity under its revolving credit facility. The principal balance of the Company’s total debt outstanding was reduced to $728,343 on October 2, 2023, upon completion of the required quarterly principal payment under the Company’s National Properties Term Loan Facility (as defined below). We believe we have sufficient liquidity from cash and cash equivalents, available borrowing capacity under our credit facilities and cash flows from operations to fund our operations and satisfy any obligations for the foreseeable future.
In October 2023, the Company repaid $35,000 under the National Properties Revolving Credit Facility, as further discussed below.
Financing Agreements
See Note 9. Credit Facilities, to the financial statements included in “— Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for discussions of the Company’s debt obligations and various financing agreements.
National Properties Facilities
General. MSG National Properties, LLC (“MSG National Properties”), MSG Entertainment Holdings, LLC (“MSG Entertainment Holdings”) and certain subsidiaries of MSG National Properties are party to a credit agreement dated June 30, 2022 with JP Morgan Chase Bank, N.A., as administrative agent and the lenders and L/C issuers party thereto (as amended, the “National Properties Credit Agreement”), providing for a five-year, $650,000 senior secured term loan facility (the “National Properties Term Loan Facility”) and a five-year, $100,000 revolving credit facility (the “National Properties Revolving Credit Facility” and, together with the National Properties Term Loan Facility, the “National Properties Facilities”). On September 15, 2023, the National Properties Credit Agreement was amended to, among other things, increase the National Properties Revolving Credit Facility by $50,000 to $150,000. Up to $25,000 of the National Properties Revolving Credit Facility is available for the issuance of letters of credit. As of September 30, 2023 outstanding letters of credit were $15,646 and the remaining balance available under the National Properties Revolving Credit Facility was $44,254. In October 2023, the Company made a principal repayment of $35,000 under the National Properties Revolving Credit Facility.
Interest Rates. Borrowings under the current National Properties Facilities bear interest at a floating rate, which at the option of MSG National Properties may be either (a) a base rate plus an applicable margin ranging from 1.50% to 2.50% per annum, determined based on the total leverage ratio of MSG National Properties and its restricted subsidiaries (the “National Properties Base Rate”), or (b) adjusted Term SOFR (i.e., Term SOFR plus 0.10%) plus an applicable margin ranging from 2.50% to 3.50% per annum, determined based on the total leverage ratio of MSG National Properties and its restricted subsidiaries (the “National Properties SOFR Rate”). As of September 30, 2023, the additional rate used in calculating the floating rate was (i) 2.50% per annum for borrowings bearing the National Properties Base Rate, and (ii) 5.42% per annum for borrowings bearing the National Properties SOFR Rate. The National Properties Credit Agreement requires MSG National Properties to pay a commitment fee ranging from 0.30% to 0.50% in respect of the daily unused commitments under the National Properties Revolving Credit Facility. MSG National Properties is also required to pay customary letter of credit fees, as well as fronting fees, to banks that issue letters of credit pursuant to the National Properties Credit Agreement. The interest rate on the National Properties Facilities as of September 30, 2023 was 7.92%.
Principal Repayments. Subject to customary notice and minimum amount conditions, the Company may voluntarily repay outstanding loans under the National Properties Facilities or terminate commitments under the National Properties Revolving Credit Facility, at any time, in whole or in part, subject only to customary breakage costs in the case of prepayment of Term SOFR loans. The National Properties Facilities will mature on June 30, 2027. The principal obligations under the National Properties Term Loan Facility are to be repaid in quarterly installments beginning with the fiscal quarter ended March 31, 2023, in an aggregate amount equal to 2.50% per annum (0.625% per quarter), stepping up to 5.0% per annum (1.25% per quarter) in the fiscal quarter ending September 30, 2025, with the balance due at the maturity of the facility. On October 2, 2023, MSG National Properties made principal repayments of $4,062 under the National Properties Term Loan Facility. The principal obligations under the National Properties Revolving Credit Facility are due at the maturity of the facility. Under certain circumstances, MSG National Properties is required to make mandatory prepayments on loans outstanding, including prepayments in an amount equal to the net cash proceeds of certain sales of assets or casualty insurance and/or condemnation recoveries (subject to certain reinvestment, repair or replacement rights), subject to certain exceptions.
Covenants. The National Properties Credit Agreement includes financial covenants requiring MSG National Properties and its restricted subsidiaries to maintain a specified minimum liquidity level, a specified minimum debt service coverage ratio and specified maximum total leverage ratio. The minimum liquidity level is set at $50,000, and is tested based on the level of average daily liquidity, consisting of cash and cash equivalents and available revolving commitments, over the last month of each quarter over the life of the National Properties Facilities. The debt service coverage ratio covenant began testing in the fiscal quarter ended December 31, 2022, and is set at a ratio of 2:1 before stepping up to 2.5:1 in the fiscal quarter ending September 30, 2024. The leverage ratio covenant began testing in the fiscal quarter ended June 30, 2023. It is tested based on the ratio of MSG National Properties and its restricted subsidiaries’ consolidated total indebtedness to adjusted operating income, with an initial maximum ratio of 6:1, stepping down to 5.5:1 in the fiscal quarter ending June 30, 2024 and 4.5:1 in the fiscal quarter ending June 30, 2026. As of September 30, 2023, MSG National Properties and its restricted subsidiaries were in compliance with the covenants of the National Properties Credit Agreement.
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
Contractual Obligations
During the three months ended September 30, 2023, the Company did not have any material changes in its non-cancelable contractual obligations (other than activities in the ordinary course of business). See Note 8. Commitments and Contingencies, to the financial statements included in “— Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for further details on the Company’s contractual obligations.
Cash Flow Discussion
As of September 30, 2023, cash, cash equivalents and restricted cash totaled $39,516, as compared to $84,355 as of June 30, 2023. The following table summarizes the Company’s cash flow activities for the three months ended September 30, 2023 and 2022:

	Three Months Ended
	September 30,
	2023	2022
Net cash provided by (used in) operating activities	$1,378	$(57,326)
Net cash used in investing activities	(55,490)	(1,036)
Net cash provided by financing activities	9,273	102,096
Net (decrease) increase in cash, cash equivalents and restricted cash	$(44,839)	$43,734

Operating Activities
Net cash provided by operating activities for the three months ended September 30, 2023 improved by $58,704 to $1,378 as compared to the prior year period, primarily due to (i) increase in related parties receivables and payables net, and (ii) increase in deferred revenue, partially offset by (i) increase in accounts receivable, net, and (ii) a decrease in accounts payable, accrued and other current and non-current liabilities.
Investing Activities
Net cash used in investing activities for the three months ended September 30, 2023 increased by $54,454 to $55,490 as compared to the prior year period primarily due to a loan to a related party under the DDTL facility, partially offset by additional proceeds received from the sale of investments in the current year period as compared to the prior year period.
Financing Activities
Net cash provided by financing activities for the three months ended September 30, 2023 decreased by $92,823 to $9,273 as compared to the prior year period primarily due to (i) a decrease in net transfers from Sphere Entertainment and Sphere Entertainment’s subsidiaries under carve-out accounting principles, (ii) increase in stock repurchases, and (iii) increase in taxes paid in lieu of shares for equity based compensation in the current period, partially offset by proceeds received from revolving credit facility in the current period.
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
Critical Accounting Estimates
There have been no material changes to the Company’s critical accounting estimates. In addition to the critical accounting estimates disclosed below, see Note 17. Related Party Transactions to the 2023 Form 10-K for further details on corporate allocations recorded in the consolidated and combined financial statements.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There were no material changes to the disclosures regarding market risks in connection with our pension and postretirement plans. See Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of the 2023 Form 10-K.
Potential Interest Rate Risk Exposure
The Company, through its subsidiary, MSG National Properties, is subject to potential interest rate risk exposure related to borrowings incurred under its credit facilities. Changes in interest rates may increase interest expense payments with respect to any borrowings incurred under these credit facilities. The effect of a hypothetical 200 basis point increase in floating interest rate prevailing as of September 30, 2023 and continuing for a full year would increase the Company’s interest expense on the outstanding amounts under the credit facilities by $14,648.
Item 4. Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of September 30, 2023.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the fiscal quarter ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
The Company is a defendant in various lawsuits. Although the outcome of these lawsuits cannot be predicted with certainty (including the extent of available insurance, if any), management does not believe that resolution of these lawsuits will have a material adverse effect on the Company.
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
On March 29, 2023, the Company’s Board of Directors authorized a share repurchase program to repurchase up to $250 million of the Company’s Class A Common Stock (the “Stock Repurchase Program”). Pursuant to the Stock Repurchase Program, shares of Class A Common Stock may be purchased from time to time in open market or private transactions, block trades or such other manner as the Company may determine in accordance with applicable insider trading and other securities laws and regulations. The timing and amount of purchases will depend on market conditions and other factors. For the three months ended September 30, 2023 the Company repurchased 3,525,314 shares of Class A Common Stock for approximately $115 million. As of September 30, 2023, the Company had approximately $110 million remaining available for repurchases.
The following table provides information with respect to the Company’s purchases of its Class A Common Stock during the quarter ended September 30, 2023:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Fair Value of Shares that May Yet Be Purchased Under the Program
July 2023	—	$—	—	$225,000,023
August 2023	1,922,750	34.07	1,922,750	159,488,470
September 2023	1,602,564	31.20	1,602,564	109,488,473
	3,525,314	$32.77	3,525,314	$109,488,473
Item 6. Exhibits

(a) Index to Exhibits

EXHIBIT NO.	DESCRIPTION
10.1
Amendment No. 3 to Credit Agreement, dated as of September 15, 2023, among MSG National Properties, LLC, the guarantors party thereto, the lender party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 21, 2023).

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
101
The following materials from Madison Square Garden Entertainment Corp. Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) condensed consolidated balance sheets, (ii) condensed consolidated and combined statements of operations, (iii) condensed consolidated and combined statements of comprehensive loss, (iv) condensed consolidated and combined statements of cash flows, (v) condensed consolidated and combined statements of (deficit) equity, and (vi) notes to condensed consolidated and combined financial statements.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 formatted in Inline XBRL and contained in Exhibit 101.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 7th day of November 2023.

Madison Square Garden Entertainment Corp.

By:	/S/ DAVID F. BYRNES
	Name:	David F. Byrnes
	Title:	Executive Vice President and Chief Financial Officer