Form 10-Q
period 2023-12-31
Madison Square Garden Entertainment Corp.
filed 2024-02-07
CIK 1952073

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
FORM 10-Q
________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2023
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Number of shares of common stock outstanding as of January 31, 2024:

Class A Common Stock par value $0.01 per share	—	41,121,950
Class B Common Stock par value $0.01 per share	—	6,866,754

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
MADISON SQUARE GARDEN ENTERTAINMENT CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in thousands, except per share data)

	As of
	December 31,	June 30,
	2023	2023

ASSETS
Current Assets:
Cash, cash equivalents, and restricted cash	$37,572	$84,355
Accounts receivable, net	101,955	63,898
Related party receivables, current	41,318	69,466
Prepaid expenses and other current assets	69,408	77,562
Total current assets	250,253	295,281
Non-Current Assets:
Property and equipment, net	626,172	628,888
Right-of-use lease assets	310,219	235,790
Goodwill	69,041	69,041
Intangible assets, net	63,801	63,801
Other non-current assets	100,789	108,356
Total assets	$1,420,275	$1,401,157
LIABILITIES AND RETAINED EARNINGS (DEFICIT)
Current Liabilities:
Accounts payable, accrued and other current liabilities	$197,256	$214,725
Related party payables, current	52,677	47,281
Long-term debt, current	16,250	16,250
Operating lease liabilities, current	35,539	36,529
Deferred revenue	236,349	225,855
Total current liabilities	538,071	540,640
Non-Current Liabilities:
Long-term debt, net of deferred financing costs	605,685	630,184
Operating lease liabilities, non-current	310,952	219,955
Deferred tax liabilities, net	24,070	23,518
Other non-current liabilities	43,544	56,332
Total liabilities	1,522,322	1,470,629
Commitments and contingencies (see Note 9)
Deficit:
Class A Common Stock (a)	455	450
Class B Common Stock (b)	69	69
Additional paid-in-capital	25,339	17,727
Treasury stock at cost (4,365 and 840 shares outstanding as of December 31, 2023 and June 30, 2023, respectively)	(140,512)	(25,000)
Retained earnings (deficit)	45,881	(28,697)
Accumulated other comprehensive loss	(33,279)	(34,021)
Total deficit	(102,047)	(69,472)
Total liabilities and deficit	$1,420,275	$1,401,157
_________________
(a)    Class A Common Stock, $0.01 par value per share, 120,000 shares authorized; 45,487 and 45,024 shares issued as of December 31, 2023 and June 30, 2023, respectively.
(b)    Class B Common Stock, $0.01 par value per share, 30,000 shares authorized; 6,867 shares issued as of December 31, 2023 and June 30, 2023.
See accompanying notes to the unaudited condensed consolidated and combined financial statements.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS (Unaudited)
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2023	2022	2023	2022
Revenues (a)	$402,666	$355,880	$544,878	$502,332
Direct operating expenses (a)	(202,761)	(180,603)	(304,438)	(282,265)
Selling, general, and administrative expenses (a)	(48,389)	(43,301)	(97,211)	(83,415)
Depreciation and amortization	(13,205)	(15,586)	(26,789)	(31,571)
Gains, net on dispositions	—	4,412	—	4,412
Restructuring charges	(888)	(7,359)	(12,441)	(7,359)
Operating income	137,423	113,443	103,999	102,134
Interest income (a)	1,083	1,812	1,935	3,322
Interest expense	(15,049)	(13,205)	(29,336)	(24,632)
Other income (expense), net	2,846	(2,172)	(1,625)	(1,286)
Income from operations before income taxes	126,303	99,878	74,973	79,538
Income tax expense	(1,054)	(2,797)	(395)	(731)
Net income	125,249	97,081	74,578	78,807
Less: Net loss attributable to nonredeemable noncontrolling interest	—	(181)	—	(553)
Net income attributable to MSG Entertainment’s stockholders	$125,249	$97,262	$74,578	$79,360

Income per share attributable to MSG Entertainment’s stockholders:
Basic	$2.61	$1.88	$1.52	$1.53
Diluted	$2.59	$1.88	$1.52	$1.53

Weighted-average number of shares of common stock:
Basic (b)	48,029	51,768	48,955	51,768
Diluted (b)	48,293	51,768	49,168	51,768
_________________
(a)    See Note 14. Related Party Transactions for further information on related party arrangements.
(b)    On April 20, 2023, 51,768 common shares were distributed to Sphere Entertainment Co. stockholders in the MSGE Distribution (as defined in Note 1. Description of Business and Basis of Presentation). This share amount is being utilized for the calculation of basic and diluted loss per common share attributable to Madison Square Garden Entertainment Corp.’s stockholders for the three and six months ended December 31, 2022 because the Company was not a standalone public company prior to the MSGE Distribution.

See accompanying notes to the unaudited condensed consolidated and combined financial statements.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in thousands)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2023	2022	2023	2022
Net income	$125,249	$97,081	$74,578	$78,807
Other comprehensive income, before income taxes:
Amortization of net actuarial gain included in net periodic benefit cost	662	371	899	742
Other comprehensive income, before income taxes	662	371	899	742
Income tax expense	(117)	(65)	(157)	(131)
Other comprehensive income, net of income taxes	545	306	742	611
Comprehensive income	125,794	97,387	75,320	79,418
Less: Comprehensive loss attributable to nonredeemable noncontrolling interest	—	(181)	—	(553)
Comprehensive income attributable to MSG Entertainment	$125,794	$97,568	$75,320	$79,971

See accompanying notes to the unaudited condensed consolidated and combined financial statements.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Six Months Ended
	December 31,
	2023	2022
OPERATING ACTIVITIES:
Net income	$74,578	$78,807
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26,789	31,571
Share-based compensation expense	20,738	16,258
Deferred income tax expense	394	—
Provision for doubtful accounts	305	—
Amortization of deferred financing costs	1,663	1,613
Related party paid in kind interest	(512)	(1,804)
Net unrealized and realized loss on equity investments with readily determinable fair value	758	3,203
Non-cash lease expense	6,755	6,756
Gains, net on dispositions	—	(4,412)
Change in assets and liabilities:
Accounts receivable, net	(38,362)	1,987
Related party receivables and payables, net	33,544	6,732
Prepaid expenses and other current and non-current assets	1,479	(5,591)
Accounts payable, accrued and other current, and non-current liabilities	(29,771)	(44,140)
Deferred revenue	10,494	(12,758)
Operating lease right-of-use assets and lease liabilities	(3,620)	(8,886)
Net cash provided by operating activities	$105,232	$69,336
INVESTING ACTIVITIES:
Capital expenditures	(11,215)	(9,208)
Proceeds from dispositions, net	—	27,904
Proceeds from sale of investments	13,484	3,694
Loans to related parties	(65,000)	—
Net cash (used in) provided by investing activities	$(62,731)	$22,390
FINANCING ACTIVITIES:
Proceeds from revolving credit facility	73,000	—
Principal repayments on long-term debt	(98,225)	—
Repayments on related party loan, net	(305)	—
Payments for debt financing costs	(633)	—
Taxes paid in lieu of shares issued for equity-based compensation	(12,247)	—
Stock repurchases	(50,874)	—
Net transfers to Sphere Entertainment and Sphere Entertainment’s subsidiaries	—	(553)
Net cash used in financing activities	$(89,284)	$(553)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(46,783)	91,173
Cash, cash equivalents, and restricted cash, beginning of period	84,355	62,573
Cash, cash equivalents, and restricted cash, end of period	$37,572	$153,746
Non-cash investing and financing activities:
Capital expenditures incurred but not yet paid or paid by landlord	$12,858	$402
Non-cash stock repurchases in lieu of payment of loan due from related parties	$65,512	$5,350
See accompanying notes to the unaudited condensed consolidated and combined financial statements.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF (DEFICIT) EQUITY (Unaudited)
(in thousands)

	Common Stock	Sphere Entertainment Co. Investment	Additional Paid- Capital	Treasury Stock	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Total Madison Square Garden Entertainment Corp. Stockholders’ (Deficit) Equity	Nonredeemable Noncontrolling Interest	Total (Deficit) Equity
Balance as of September 30, 2023	$523	$—	$17,980	$(140,512)	$(79,368)	$(33,824)	$(235,201)	$—	$(235,201)
Net income	—	—	—	—	125,249	—	125,249	—	125,249
Other comprehensive income	—	—	—	—	—	545	545	—	545
Comprehensive income	—	—	—	—	—	—	125,794	—	125,794
Share-based compensation	—	—	7,773	—	—	—	7,773	—	7,773
Tax withholding associated with shares issued for share-based compensation	1	—	(414)	—	—	—	(413)	—	(413)
Balance as of December 31, 2023	$524	$—	$25,339	$(140,512)	$45,881	$(33,279)	$(102,047)	$—	$(102,047)

Balance as of September 30, 2022	$—	$124,746	$—	$—	$—	$(34,435)	$90,311	$(486)	$89,825
Net income	—	97,262	—	—	—	—	97,262	(181)	97,081
Other comprehensive income	—	—	—	—	—	306	306	—	306
BCE Disposition	—	—	—	—	—	—	—	667	667
Comprehensive income	—	—	—	—	—	—	97,568	486	98,054
Net decrease in Sphere Entertainment Co. Investment	—	(88,990)	—	—	—	—	(88,990)	—	(88,990)
Balance as of December 31, 2022	$—	$133,018	$—	$—	$—	$(34,129)	$98,889	$—	$98,889

	Common Stock	Sphere Entertainment Co. Investment	Additional Paid- Capital	Treasury Stock	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Total Madison Square Garden Entertainment Corp. Stockholders’ (Deficit) Equity	Nonredeemable Noncontrolling Interest	Total (Deficit) Equity
Balance as of June 30, 2023	$519	$—	$17,727	$(25,000)	$(28,697)	$(34,021)	$(69,472)	$—	$(69,472)
Net income	—	—	—	—	74,578	—	74,578	—	74,578
Other comprehensive income	—	—	—	—	—	742	742	—	742
Comprehensive income	—	—	—	—	—	—	75,320	—	75,320
Share-based compensation	—	—	20,738	—	—	—	20,738	—	20,738
Tax withholding associated with shares issued for share-based compensation	5	—	(12,252)	—	—	—	(12,247)	—	(12,247)
Stock repurchases, inclusive of tax	—	—	(874)	(115,512)	—	—	(116,386)	—	(116,386)
Balance as of December 31, 2023	$524	$—	$25,339	$(140,512)	$45,881	$(33,279)	$(102,047)	$—	$(102,047)

Balance as of June 30, 2022	$—	$33,265	$—	$—	$—	$(34,740)	$(1,475)	$(114)	$(1,589)
Net income	—	79,360	—	—	—	—	79,360	(553)	78,807
Other comprehensive income	—	—	—	—	—	611	611	—	611
BCE disposition	—	—	—	—	—	—	—	667	667
Comprehensive income	—	—	—	—	—	—	79,971	114	80,085
Net increase in Sphere Entertainment Co. Investment	—	20,393	—	—	—	—	20,393	—	20,393
Balance as of December 31, 2022	$—	$133,018	$—	$—	$—	$(34,129)	$98,889	$—	$98,889

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
Madison Square Garden Entertainment Corp. (together with its subsidiaries, as applicable, the “Company” or “MSG Entertainment”), is a live entertainment company comprised of iconic venues and marquee entertainment content. Utilizing the Company’s powerful brands and live entertainment expertise, the Company delivers unique experiences that set the standard for excellence and innovation while forging deep connections with diverse and passionate audiences. The Company operates and reports financial information in one reportable segment.
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
MSG Entertainment Distribution
On April 20, 2023 (the “MSGE Distribution Date”), Sphere Entertainment Co. (together with its subsidiaries, as applicable, “Sphere Entertainment”), distributed approximately 67% of the outstanding common stock of the Company to its stockholders (the “MSGE Distribution”), with Sphere Entertainment retaining approximately 33% of the outstanding common stock of the Company in the form of Class A common stock (“Class A Common Stock”) immediately following the MSGE Distribution. As a result, the Company became an independent publicly traded company on April 21, 2023 through the MSGE Distribution. Following the completion of the secondary offering by Sphere Entertainment of the Company’s Class A Common Stock on September 22, 2023, Sphere Entertainment no longer owns any of the Company’s outstanding common stock. See Note 1. Description of Business and Basis of Presentation to the Company’s audited consolidated and combined financial statements and notes thereto as of June 30, 2023 and 2022 and for the three years ended June 30, 2023, 2022 and 2021 (the “Audited Consolidated and Combined Annual Financial Statements”) included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2023 filed on August 18, 2023 (the “2023 Form 10-K”) for more information regarding the MSGE Distribution.
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
Subsequent to the MSGE Distribution, the Company’s balance sheets as of December 31, 2023 and June 30, 2023 and for the statement of operations for the three and six months ended December 31, 2023 are presented on a consolidated basis, as the Company became a standalone public company on April 21, 2023. The Company’s financial statements prior to April 21, 2023 that are included in the results of operations for the three and six months ended December 31, 2022 were prepared on a stand-alone basis derived from the consolidated financial statements and accounting records of Sphere Entertainment. These financial statements reflect the combined historical results of operations, financial position and cash flows of the Company in accordance with GAAP and SEC Staff Accounting Bulletin Topic 1-B, Allocation of Expenses and Related Disclosure in Financial Statements of Subsidiaries, Divisions or Lesser Business Components of Another Entity, and Article 10 of Regulation S-X of the SEC for interim financial information. References to GAAP issued by the Financial Accounting Standards Board (“FASB”) in these footnotes are to the FASB Accounting Standards Codification, also referred to as “ASC.”
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

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED)
In the opinion of the Company, the accompanying financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of December 31, 2023 and its results of operations for the three and six months ended December 31, 2023 and 2022 and cash flows for the six months ended December 31, 2023, and 2022. The condensed consolidated balance sheets were derived from the Audited Consolidated and Combined Annual Financial Statements but do not contain all of the footnote disclosures from the Audited Consolidated and Combined Annual Financial Statements.
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
Reclassifications
For purposes of comparability, certain prior period amounts have been reclassified to conform to the current year presentation in accordance with GAAP.
Note 2. Summary of Significant Accounting Policies
A. Principles of Consolidation and Combination
All significant intracompany accounts and balances within the Company’s consolidated businesses have been eliminated.
For the periods prior to the MSGE Distribution Date, the combined financial statements include certain assets and liabilities that were historically held at Sphere Entertainment’s corporate level but were specifically identifiable or otherwise attributable to the Company. Certain historical intercompany transactions between Sphere Entertainment and the Company have been included as components of Sphere Entertainment’s investment in the condensed consolidated and combined financial statements, as they are considered to be effectively settled upon effectiveness of the MSGE Distribution and were not historically settled in cash. Certain other historical intercompany transactions between Sphere Entertainment and the Company have been classified as related party, rather than intercompany, in the condensed consolidated and combined financial statements as they were historically settled in cash. Expenses related to corporate allocations from the Company to Sphere Entertainment prior to the MSGE Distribution are considered to be effectively settled in the condensed consolidated and combined financial statements at the time the transaction is recorded, with the offset recorded against Sphere Entertainment’s investment. See Note 14. Related Party Transactions, for further information on related party arrangements.
The Company disposed of its controlling interest in Boston Calling Events, LLC on December 2, 2022 (the “BCE Disposition”) and these condensed consolidated and combined financial statements reflect the results of operations of BCE until the BCE Disposition. See Note 3. Dispositions for further information on the BCE disposition.
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
Management evaluates its estimates on an ongoing basis using historical experience and other factors, including the general economic environment and actions it may take in the future. The Company adjusts such estimates when facts and circumstances dictate. However, these estimates may involve significant uncertainties and judgments and cannot be determined with precision. In addition, these estimates are based on management’s best judgment at a point in time and, as such, these estimates may ultimately differ from actual results. Changes in estimates resulting from weakness in the economic environment or other factors beyond the Company’s control could be material and would be reflected in the Company’s condensed consolidated financial statements in future periods.
C. Recently Issued and Adopted Accounting Pronouncements

Recently Issued Accounting Pronouncements
In November 2023, the FASB issued Accounting Standards Update (“ASU”) No. 2023-07, Improvement to Reportable Segment

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED)
Disclosures. This ASU aims to improve segment disclosures through enhanced disclosures about significant segment expenses. The standard requires disclosure of significant expense categories and amounts for such expenses, including those segment expenses that are regularly provided to the chief operating decision maker, easily computable from information that is regularly provided, or significant expenses that are expressed in a form other than actual amounts. This standard will be effective for the Company in Fiscal Year 2025 and is required to be applied retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the impact of the additional disclosure requirements on the Company’s condensed consolidated and combined financial statements.
In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, a final standard on improvements to income tax disclosures which applies to all entities subject to income taxes. The standard requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The standard is intended to benefit investors by providing more detailed income tax disclosures that would be useful in making capital allocation decisions. This standard will be effective for the Company in Fiscal Year 2026 and should be applied prospectively. The Company is currently evaluating the impact of the additional disclosure requirements on the Company’s condensed consolidated and combined financial statements.
Note 3. Dispositions
The Company has not had any dispositions during Fiscal Year 2024.
Disposition of Our Interest in Boston Calling Events
The Company entered into an agreement on December 1, 2022 to sell its controlling interest in BCE. The transaction closed on December 2, 2022, resulting in a total gain on sale of $8,744, net of transaction costs. BCE meets the definition of a business under SEC Regulation S-X Rule 11-01(d)-1 and FASB ASC Topic 805 — Business Combinations. The BCE Disposition did not represent a strategic shift with a major effect on the Company’s operations, and as such, has not been reflected as a discontinued operation under FASB ASC Subtopic 205-20 — Discontinued Operations. The gain on the BCE Disposition was recorded in Gains, net on dispositions in the condensed combined statements of operations.
Disposition of Corporate Aircraft
On December 30, 2022, the Company sold its owned aircraft for $20,375. In connection with the sale, the Company recognized a loss of $4,383, net of transaction costs. The loss on the aircraft disposition was recorded in Gains, net on dispositions in the condensed combined statements of operations.
Note 4. Revenue Recognition
Contracts with Customers
See Note 2. Summary of Significant Accounting Policies and Note 4. Revenue Recognition, included in the Company’s Audited Consolidated and Combined Annual Financial Statements for more information regarding the details of the Company’s revenue recognition policies. All revenue recognized in the condensed consolidated and combined statements of operations is considered to be revenue from contracts with customers in accordance with ASC Topic 606, Revenue From Contracts with Customers, except for revenues from the arena license agreements that require the Knicks and the Rangers to play their home games at The Garden (the “Arena License Agreements”), leases and subleases that are accounted for in accordance with ASC Topic 842, Leases.
Disaggregation of Revenue
The following table disaggregates the Company’s revenue by major source based upon the timing of transfer of goods or services to the customer for the three and six months ended December 31, 2023 and 2022:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2023	2022	2023	2022
Event-related and entertainment offerings (a)	$297,462	$238,888	$393,226	$341,678
Sponsorship, signage, and suite licenses (b)	70,000	68,996	113,494	107,389
Other (c)	9,575	15,347	10,083	18,462
Total revenues from contracts with customers	377,037	323,231	516,803	467,529
Revenues from Arena License Agreements, leases, and subleases	25,629	32,649	28,075	34,803
Total revenues	$402,666	$355,880	$544,878	$502,332
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
In addition to the disaggregation of the Company’s revenue by major source based upon the timing of transfer of goods or services to the customer disclosed above, the following table disaggregates the Company’s revenues by type of goods or services in accordance with the required entity-wide disclosure requirements of ASC Subtopic 280-10-50-38 to 40, Segment Reporting, and the disaggregation of revenue required disclosures in accordance with ASC Subtopic 606-10-50-5, Revenue From Contracts with Customers-Overall-Disclosures, for the three and six months ended December 31, 2023 and 2022.

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2023	2022	2023	2022
Ticketing and venue license fee revenues (a)	$222,341	$173,725	$287,509	$245,857
Sponsorship and signage, suite, and advertising commission revenues (b)	87,441	92,174	134,004	137,308
Food, beverage, and merchandise revenues	63,797	55,387	89,900	81,690
Other	3,458	1,945	5,390	2,674
Total revenues from contracts with customers	377,037	323,231	516,803	467,529
Revenues from Arena License Agreements, leases, and subleases	25,629	32,649	28,075	34,803
Total revenues	$402,666	$355,880	$544,878	$502,332
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
Contract Balances
The following table provides information about the opening and closing contract balances from the Company’s contracts with customers as of December 31, 2023 and June 30, 2023:

	As of
	December 31, 2023	June 30, 2023
Receivables from contracts with customers, net (a)	$100,831	$69,295
Contract assets, current (b)	$7,889	$11,254
Deferred revenue, including non-current portion (c)	$236,349	$226,029
    ________________
(a)    Receivables from contracts with customers, net, which are reported in Accounts receivable, net and Related party receivables, current in the Company’s condensed consolidated balance sheets, represent the Company’s unconditional rights to consideration under its contracts with customers. As of December 31, 2023 and June 30, 2023, the Company’s receivables from contracts with customers above included $3,814 and $5,397, respectively, related to various related parties. See Note 14. Related Party Transactions for further details on related party arrangements.
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
(c)    Deferred revenue primarily relates to the Company’s receipt of consideration from customers in advance of the Company’s transfer of goods or services to the customers. Deferred revenue is reduced and the related revenue is recognized once the underlying goods or services are transferred to a customer. Revenue recognized for the three and six months ended December 31, 2023 relating to the deferred revenue balance as of June 30, 2023 was $65,980 and $135,710, respectively.
Transaction Price Allocated to the Remaining Performance Obligations
As of December 31, 2023, the Company’s remaining performance obligations under contracts were approximately $555,000, of which 49% is expected to be recognized over the next two years and an additional 36% of the balance is expected to be recognized in the following two years. This primarily relates to performance obligations under sponsorship and suite license agreements that have original expected durations longer than one year and for which the consideration is not variable. In developing the estimated revenue, the Company applies the allowable practical expedient and does not disclose information about remaining performance obligations

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED)
that have original expected durations of one year or less.
Note 5. Restructuring Charges
During the six months ended December 31, 2023, the Company recorded restructuring charges related to termination benefits for certain corporate executives and employees. The Company recorded restructuring charges of $888 and $12,441 for the three and six months ended December 31, 2023, respectively, inclusive of $0 and $6,788, respectively, of share-based compensation expenses, which are accrued in accounts payable, accrued and other current liabilities and additional paid-in capital on the condensed consolidated balance sheet. The Company recorded restructuring charges of $7,359, net of contributory credits from the Company to Sphere Entertainment for the Company’s corporate employees, during the three and six months ended December 31, 2022. Changes to the Company’s restructuring liability through December 31, 2023 were as follows:

Restructuring Liability
June 30, 2023	$2,530
Restructuring charges (excluding share-based compensation expense)	8,458
Payments	(2,476)
December 31, 2023	$8,512
Note 6. Equity Investments With Readily Determinable Fair Value
As of December 31, 2023, the Company held an investment in Townsquare Media, Inc. (“Townsquare”) and as of June 30, 2023, also held an investment in DraftKings Inc. (“DraftKings”), which was subsequently sold during the first quarter of Fiscal Year 2024.
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
The carrying fair value of these investments, which is reported under Other non-current assets in the accompanying condensed consolidated balance sheets as of December 31, 2023 and June 30, 2023, is as follows:

	As of
	December 31, 2023	June 30, 2023
Townsquare Class A common stock	$6,158	$6,945
Townsquare Class C common stock	11,880	13,399
DraftKings Class A common stock	—	11,297
Total Equity Investments with Readily Determinable Fair Value	$18,038	$31,641

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED)
The following table summarizes the realized and unrealized gain (loss) on equity investments with readily determinable fair value, which is reported in Other income (expenses), net for the three and six months ended December 31, 2023 and 2022:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2023	2022	2023	2022
Unrealized gain (loss) — Townsquare	$3,143	$(32)	$(2,306)	$(3,015)
Unrealized loss — DraftKings	—	(2,512)	—	(188)
Gain from shares sold — DraftKings	—	—	1,548	1,489
Total realized and unrealized gain (loss)	$3,143	$(2,544)	$(758)	$(1,714)
Supplemental information on realized gain:
Shares of common stock sold — DraftKings	—	—	425	200
Cash proceeds from common stock sold — DraftKings	$—	$—	$12,844	$3,819
Note 7. Property and Equipment, Net
As of December 31, 2023 and June 30, 2023, property and equipment, net consisted of the following:

	As of
	December 31, 2023	June 30, 2023
Land	$62,768	$62,768
Buildings	1,008,051	999,205
Equipment, furniture, and fixtures	355,909	351,596
Leasehold improvements	105,877	105,877
Construction in progress (a)	13,734	2,828
Total Property and equipment	$1,546,339	$1,522,274
Less: accumulated depreciation and amortization	(920,167)	(893,386)
Property and equipment, net	$626,172	$628,888
_________________
(a)    In October 2023, the Company took possession of certain floors in the New York corporate office space and will be relocating from the space that the Company currently occupies to newly renovated office space within the same building. The Company was not involved in the design or construction of the new space for purposes of the Company’s build out prior to obtaining possession. The increase in construction in progress primarily relates to these build out costs incurred after possession. Upon obtaining possession of the space, the Company recognized an additional lease obligation of $96,334 and a right-of-use lease asset of $88,602, net of tenant improvement incentives received on possession date. While lease payments under the new lease agreement will be recognized as a lease expense on a straight-line basis over the lease term, the Company will begin paying full rent starting in the second half of Fiscal Year 2026 due to certain tenant incentives included in the arrangement. Base rent payments will increase every five years beginning in Fiscal Year 2031 in accordance with the terms of the lease.
The Company recorded depreciation expense on property and equipment of $13,205 and $26,789 for the three and six months ended December 31, 2023 and $15,281 and $30,817 for the three and six months ended December 31, 2022, respectively, which is recognized in Depreciation and amortization in the condensed consolidated and combined statements of operations.
Note 8. Goodwill and Intangible Assets
As of December 31, 2023 and June 30, 2023, the carrying amount of goodwill was $69,041.
The Company’s indefinite-lived intangible assets as of December 31, 2023 and June 30, 2023 were as follows:

	As of
	December 31, 2023	June 30, 2023
Trademarks	$61,881	$61,881
Photographic related rights	1,920	1,920
Total indefinite-lived intangible assets	$63,801	$63,801
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

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED)
No amortization expense was recognized in the three and six months ended December 31, 2023 for definite lived intangible assets. The Company recorded amortization expense on definite lived intangible assets of $305 and $754 for the three and six months ended December 31, 2022, respectively, which is recognized in Depreciation and amortization in the condensed consolidated and combined statements of operations.
Note 9. Commitments and Contingencies
Commitments
See Note 11. Commitments and Contingencies, included in the Company’s Audited Consolidated and Combined Annual Financial Statements for details on the Company’s commitments. The Company’s commitments as of June 30, 2023 included a total of $926,466 (primarily related to contractual obligations).
During the six months ended December 31, 2023, the Company did not have any material changes in its non-cancelable contractual obligations (other than activities in the ordinary course of business). See Note 10. Credit Facilities for details of the principal repayments required under the Company’s credit facilities.
Delayed Draw Term Loan Facility
On April 20, 2023, a subsidiary of the Company, MSG Entertainment Holdings, LLC (“MSG Entertainment Holdings”), entered into a delayed draw term loan facility (the “DDTL Facility”) with Sphere Entertainment. Pursuant to the DDTL Facility, MSG Entertainment Holdings committed to lend up to $65,000 in delayed draw term loans to Sphere Entertainment on an unsecured basis until October 20, 2024. See Note 11. Commitments and Contingencies to the Company’s Audited Consolidated and Combined Annual Financial Statements for more information regarding the DDTL Facility. On July 14, 2023, Sphere Entertainment drew down the full amount of $65,000 under the DDTL Facility. On August 9, 2023, Sphere Entertainment repaid the full principal amount of the DDTL Facility and accrued interest and commitment fees by delivering 1,923 shares of the Company’s Class A Common Stock held by Sphere Entertainment, as permitted as payment under the DDTL Facility. Such shares have been classified by the Company pursuant to the Stock Repurchase Program (as defined and further explained in Note 13. Stockholders’ Equity) as treasury shares and are no longer outstanding on the date of repayment.
Legal Matters
The Company is a defendant in various lawsuits. Although the outcome of these lawsuits cannot be predicted with certainty (including the extent of available insurance, if any), management does not believe that resolution of these lawsuits will have a material adverse effect on the Company.
Note 10. Credit Facilities
See Note 12. Credit Facilities, included in the Company’s Audited Consolidated and Combined Annual Financial Statements for more information regarding the Company’s credit facilities. The following table summarizes the presentation of the outstanding balances under the Company’s credit and other debt agreements as of December 31, 2023 and June 30, 2023:

	As of
	December 31, 2023	June 30, 2023
Current Portion
National Properties Term Loan Facility	$16,250	$16,250
Current portion of long-term debt	$16,250	$16,250

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED)

	As of
	December 31, 2023			June 30, 2023
	Principal	Unamortized Deferred Financing Costs	Net	Principal	Unamortized Deferred Financing Costs	Net
Non-current Portion
National Properties Term Loan Facility	$617,500	$(11,228)	$606,272	$625,625	$(12,845)	$612,780
National Properties Revolving Credit Facility	—	(587)	(587)	17,100	—	17,100
Other debt	—	—	—	304	—	304
Long-term debt, net of deferred financing costs	$617,500	$(11,815)	$605,685	$643,029	$(12,845)	$630,184
National Properties Facilities
General. MSG National Properties, LLC (“MSG National Properties”), MSG Entertainment Holdings and certain subsidiaries of MSG National Properties are party to a credit agreement dated June 30, 2022 (as amended, the “National Properties Credit Agreement”) with JP Morgan Chase Bank, N.A., as administrative agent and the lenders and L/C issuers party thereto, providing for a five-year, $650,000 senior secured term loan facility (the “National Properties Term Loan Facility”) and a five-year, $100,000 revolving credit facility (the “National Properties Revolving Credit Facility” and, together with the National Properties Term Loan Facility, the “National Properties Facilities”). On September 15, 2023, the National Properties Credit Agreement was amended to, among other things, increase the National Properties Revolving Credit Facility by $50,000 to $150,000. Up to $25,000 of the National Properties Revolving Credit Facility is available for the issuance of letters of credit. As of December 31, 2023, outstanding letters of credit were $17,591 and the remaining balance available under the National Properties Revolving Credit Facility was $132,409.
Interest Rates. Borrowings under the current National Properties Facilities bear interest at a floating rate, which at the option of MSG National Properties may be either (a) a base rate plus an applicable margin ranging from 1.50% to 2.50% per annum, determined based on the total leverage ratio of MSG National Properties and its restricted subsidiaries (the “National Properties Base Rate”), or (b) adjusted Term SOFR (i.e., Term SOFR plus 0.10%) plus an applicable margin ranging from 2.50% to 3.50% per annum, determined based on the total leverage ratio of MSG National Properties and its restricted subsidiaries (the “National Properties SOFR Rate”). The National Properties Credit Agreement requires MSG National Properties to pay a commitment fee ranging from 0.30% to 0.50% in respect of the daily unused commitments under the National Properties Revolving Credit Facility. MSG National Properties is also required to pay customary letter of credit fees, as well as fronting fees, to banks that issue letters of credit pursuant to the National Properties Credit Agreement. The interest rate on the National Properties Facilities as of December 31, 2023 was 8.46%.
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
Covenants. The National Properties Credit Agreement includes financial covenants requiring MSG National Properties and its restricted subsidiaries to maintain a specified minimum liquidity level, a specified minimum debt service coverage ratio and specified maximum total leverage ratio. The minimum liquidity level is set at $50,000, and is tested based on the level of average daily liquidity, consisting of cash and cash equivalents and available revolving commitments, over the last month of each quarter over the life of the National Properties Facilities. The debt service coverage ratio covenant began testing in the fiscal quarter ended December 31, 2022, and is set at a ratio of 2:1 before stepping up to 2.5:1 in the fiscal quarter ending September 30, 2024. The leverage ratio covenant began testing in the fiscal quarter ended June 30, 2023. It is tested based on the ratio of MSG National Properties and its restricted subsidiaries’ consolidated total indebtedness to adjusted operating income, with an initial maximum ratio of 6:1, stepping down to 5.5:1 in the fiscal quarter ending June 30, 2024 and 4.5:1 in the fiscal quarter ending June 30, 2026. As of December 31, 2023, MSG National Properties and its restricted subsidiaries were in compliance with the covenants of the National Properties Credit Agreement.

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
Interest payments and loan principal repayments made by the Company under the National Properties Credit Agreement were as follows:

	Interest Payments		Loan Principal Repayments
	Six Months Ended		Six Months Ended
	December 31,		December 31,
	2023	2022	2023	2022
National Properties Facilities	$27,424	$22,410	$98,225	$—
The carrying value and fair value of the Company’s debt reported in the accompanying condensed consolidated balance sheets were as follows:

	As of
	December 31, 2023		June 30, 2023
	Carrying Value (a)	Fair Value	Carrying Value (a)	Fair Value
Liabilities:
National Properties Facilities	$633,750	$630,581	$658,975	$655,509
Other debt	—	—	304	304
Total Long-term debt	$633,750	$630,581	$659,279	$655,813
________________
(a)    The total carrying value of the Company’s debt as of December 31, 2023 and June 30, 2023 is equal to the current and non-current principal payments for the Company’s credit agreements excluding unamortized deferred financing costs of $11,815 and $12,845, respectively.
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

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED)
Defined Benefit Pension Plans and Other Postretirement Benefit Plans
The following table presents components of net periodic benefit cost (benefit) for the Pension Plans and Postretirement Plan included in the accompanying condensed consolidated and combined statements of operations for the three and six months ended December 31, 2023 and 2022. Service cost is recognized in direct operating expenses and selling, general and administrative expenses. All other components of net periodic benefit cost (benefit) are reported in Other income (expense), net.

	Pension Plans		Postretirement Plan
	Three Months Ended		Three Months Ended
	December 31,		December 31,
	2023	2022	2023	2022
Service cost	$17	$30	$6	$8
Interest cost	1,469	927	24	11
Expected return on plan assets	(1,091)	(1,504)	—	—
Recognized actuarial loss	662	330	—	9
Net periodic cost (benefit)	$1,057	$(217)	$30	$28

	Pension Plans		Postretirement Plan
	Six Months Ended		Six Months Ended
	December 31,		December 31,
	2023	2022	2023	2022
Service cost	$34	$60	$12	$16
Interest cost	2,938	1,854	48	22
Expected return on plan assets	(2,182)	(3,008)	—	—
Recognized actuarial loss	899	692	—	18
Net periodic cost (benefit)	$1,689	$(402)	$60	$56
Contributions for Qualified Defined Benefit Pension Plans
During the three and six months ended December 31, 2023, the Company contributed $0 and $12,250 to the Cash Balance Pension Plan, which is reported under Non-current liabilities in the accompanying condensed consolidated balance sheets as of December 31, 2023.
Defined Contribution Plans
For the three and six months ended December 31, 2023 and 2022, expenses related to the Savings Plans and Union Savings Plan included in the accompanying condensed consolidated and combined statements of operations are as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2023	2022	2023	2022
Savings Plans	$2,265	$1,008	$4,299	$2,186
Union Savings Plan	$82	$20	$132	$38
Executive Deferred Compensation
See Note 13. Pension Plans and Other Postretirement Benefit Plans, included in the Company’s Audited Consolidated and Combined Annual Financial Statements for more information regarding the Company’s Executive Deferred Compensation Plan (the “Deferred Compensation Plan”). The Company recorded compensation expense of $343 and $198 for the three and six months ended December 31, 2023, respectively, and $160 and $6 for the three and six months ended December 31, 2022, respectively, within Selling, general, and administrative expenses to reflect the remeasurement of the Deferred Compensation Plan liability. In addition, the Company recorded gains of $343 and $198 for the three and six months ended December 31, 2023 and $160 and $6 for the three and six months ended December 31, 2022, respectively, within Other income (expense), net to reflect remeasurement of the fair value of assets under the Deferred Compensation Plan.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED)
The following table summarizes amounts recognized related to the Deferred Compensation Plan in the condensed consolidated and combined balance sheets:

	As of
	December 31, 2023	June 30, 2023
Non-current assets (included in Other non-current assets)	$4,322	$2,954
Non-current liabilities (included in Other non-current liabilities)	$(4,344)	$(2,976)

Note 12. Share-based Compensation
The Company has two share-based compensation plans: the 2023 Employee Stock Plan and the 2023 Stock Plan for Non-Employee Directors. See Note 14. Share Based Compensation, included in the Company’s Audited Consolidated and Combined Annual Financial Statements for more information on these plans.
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

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2023	2022	2023	2022
Share-based compensation expense (a)	$7,773	$6,555	$13,950	$13,965
Fair value of awards vested (b)	$2,750	$—	$29,150	$2,867
________________
(a)    The expense shown excludes $0 and $6,788 for the three and six months ended December 31, 2023, respectively, and $2,293 for both the three and six months ended December 31, 2022, that was reclassified to Restructuring charges in the condensed consolidated and combined statements of operations as detailed in Note 5. Restructuring Charges.
(b)     To fulfill required statutory tax withholding obligations for the applicable income and other employment taxes, RSUs and PSUs with an aggregate value of $412 and $12,229, and $0 and $1,147 were retained by the Company during the three and six months ended December 31, 2023 and 2022, respectively.

For the three and six months ended December 31, 2023, weighted-average shares used in the calculation for diluted earnings per share (“EPS”) consisted of 48,293 and 49,168 weighted-average shares of Class A Common Stock for basic EPS, respectively, and the dilutive effect of 264 and 213 shares of Class A Common Stock issuable, respectively, under share-based compensation plans. For the three and six months ended December 31, 2023, weighted-average anti-dilutive shares primarily consisted of approximately 727 and 740 RSUs and stock options, respectively, and were excluded in the calculation of diluted EPS because their effect would have been anti-dilutive.

On April 20, 2023, 51,768 shares of Class A Common Stock were distributed to Sphere Entertainment stockholders in the MSGE Distribution. This share amount is being utilized for the calculation of basic and diluted loss per share of Class A Common Stock attributable to the Company’s stockholders for the three and six months ended December 31, 2022 because the Company was not a standalone public company prior to the MSGE Distribution.
As of December 31, 2023, there was $46,564 of unrecognized compensation cost related to unvested RSUs and PSUs held by the Company’s direct employees. The cost is expected to be recognized over a weighted-average period of approximately 2.1 years.
Award Activity
RSUs
During the six months ended December 31, 2023 and December 31, 2022, 620 and 66 RSUs were granted and 624 and 40 RSUs vested, respectively.
PSUs
During the six months ended December 31, 2023 and December 31, 2022, 506 and 60 PSUs were granted and 273 and 11 PSUs vested, respectively.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED)
Note 13. Stockholders’ Equity
Stock Repurchase Program
On March 29, 2023, the Company’s Board of Directors authorized a share repurchase program to repurchase up to $250,000 of the Company’s Class A Common Stock (the “Stock Repurchase Program”). Pursuant to the Stock Repurchase Program, shares of Class A Common Stock may be purchased from time to time in open market or private transactions, block trades or such other manner as the Company may determine in accordance with applicable insider trading and other securities laws and regulations. The timing and amount of purchases will depend on market conditions and other factors. For the six months ended December 31, 2023, the Company repurchased 3,525 shares of Class A Common Stock for $115,512. As of December 31, 2023, the Company had approximately $110,000 remaining available for repurchases.
Accumulated Other Comprehensive Loss
The following table details the components of accumulated other comprehensive loss:

	Pension Plans and Postretirement Plan
	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2023	2022	2023	2022
Balance at beginning of period	$(33,824)	$(34,435)	$(34,021)	$(34,740)
Other comprehensive income:
Amounts reclassified from accumulated other comprehensive loss (a)	662	371	899	742
Income tax expense	(117)	(65)	(157)	(131)
Other comprehensive income, net of income taxes	545	306	742	611
Balance at end of period	$(33,279)	$(34,129)	$(33,279)	$(34,129)
________________
(a)    Amounts reclassified from accumulated other comprehensive loss represent the amortization of net actuarial loss included in net periodic benefit cost, which is reflected under Other income (expense), net in the accompanying condensed consolidated and combined statements of operations (see Note 11. Pension Plans and Other Postretirement Benefit Plans).
Note 14. Related Party Transactions
As of December 31, 2023, members of the Dolan family, for purposes of Section 13(d) of the Securities Exchange Act of 1934, as amended, members of the Dolan family including trusts for the benefit of members of the Dolan family (collectively, the “Dolan Family Group”) collectively beneficially owned 100% of the Company’s outstanding Class B Common Stock and approximately 4.8% of the Company’s outstanding Class A Common Stock (inclusive of options exercisable within 60 days of December 31, 2023). Such shares of Class A Common Stock and Class B Common Stock, collectively, represent approximately 64% of the aggregate voting power of the Company’s outstanding common stock. Members of the Dolan Family Group are also the controlling stockholders of Sphere Entertainment, MSG Sports, and AMC Networks Inc.
See Note 17. Related Party Transactions, included in the Company’s Audited Consolidated and Combined Annual Financial Statements for a description of the Company’s current related party arrangements. There have been no material changes in such related party arrangements except as described below.
From time to time the Company enters into arrangements with 605, LLC (“605”). James L. Dolan, the Company’s Executive Chairman, Chief Executive Officer and a director, and his spouse, Kristin A. Dolan, owned 605 until September 13, 2023. Kristin A. Dolan is also the founder and was the Chief Executive Officer of 605. 605 provides audience measurement and data analytics services to the Company and its subsidiaries in the ordinary course of business. In August 2022, a subsidiary of Sphere Entertainment entered into a three-year agreement with 605, valued at $750, covering several customer analysis projects per year in connection with events held at our venues, which was assigned to the Company in connection with the MSGE Distribution. Pursuant to this arrangement, the Company recognized $0 and $34 of expense for the three and six months ended December 31, 2023, respectively, and $65 and $135 of expense for the three and six months ended December 31, 2022, respectively. On September 13, 2023, 605 was sold to iSpot.tv, and James L. Dolan and Kristin A. Dolan now hold a minority interest in iSpot.tv. As a result, as of September 13, 2023, 605 is no longer considered to be a related party.
During Fiscal Year 2023 and the first quarter of Fiscal Year 2024, MSG Sports made market rate interest-bearing advances to the Company in connection with the construction of new premium hospitality suites at The Garden. The advances were fully repaid (including interest) in the second quarter of Fiscal Year 2024. As of December 31, 2023 and June 30, 2023, the other debt balance was $0 and $304, respectively.

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
Revenues and Operating Expenses
The following table summarizes the composition and amounts of the transactions with the Company’s affiliates. The significant components of these amounts are discussed below. These amounts are reflected in revenues and operating expenses in the accompanying condensed consolidated and combined statements of operations for the three and six months ended December 31, 2023 and 2022:

	Three Months		Six Months Ended
	December 31,		December 31,
	2023	2022	2023	2022
Revenues	$33,630	$49,630	$38,789	$55,188
Operating expenses (credits):
Revenue sharing expenses	$6,315	$7,099	$7,467	$8,286
Reimbursement under Arena License Arrangements	(7,878)	(9,357)	(8,307)	(9,850)
Cost reimbursement from MSG Sports	(9,527)	(9,475)	(19,388)	(18,992)
Cost reimbursement from Sphere Entertainment (after April 20, 2023) and Corporate allocations to Sphere Entertainment (before April 20, 2023)	(26,341)	(38,219)	(56,677)	(73,967)
Other operating expenses, net	2,142	2,460	2,695	3,355
Total operating expenses (credits), net (a)	$(35,289)	$(47,492)	$(74,210)	$(91,168)
_________________
(a)    Of the total operating expenses (credits), net, $1,246 and $2,556 for the three and six months ended December 31, 2023 and $(901) and $(525) for the three and six months ended December 31, 2022, respectively, are included in direct operating expenses in the accompanying condensed consolidated and combined statements of operations, and $(36,535) and $(76,766) for the three and six months ended December 31, 2023 and $(46,591) and $(90,643) for the three and six months ended December 31, 2022, respectively, are included in selling, general, and administrative expenses.
Revenues
The Company recorded $24,529 and $25,853 of revenues under the Arena License Agreements for the three and six months ended December 31, 2023. In addition to the Arena License Agreements, during the three and six months ended December 31, 2023, the Company’s revenues from related parties primarily reflected sponsorship sales and service representation agreements of $5,506 and $8,269, and merchandise sharing revenues of $2,102 and $2,298, respectively, with MSG Sports. The Company also earned sublease revenue from related parties of $738 and $1,497 during the three and six months ended December 31, 2023, respectively.
The Company recorded $31,825 and $33,149 of revenues under the Arena License Agreements for the three and six months ended December 31, 2022. In addition, during the three and six months ended December 31, 2022 the Company recorded revenues under sponsorship sales and service representation agreements of $6,031 and $8,564, and merchandise sharing revenues of $2,176 and $2,291, respectively, with MSG Sports. The Company recorded revenues under the Networks Advertising Sales Representation Agreement of $8,424 and $8,802 for the three and six months ended December 31, 2022, respectively. The Networks Advertising Sales Representation Agreement was terminated effective as of December 31, 2022. As a result, after December 31, 2022, the Company no longer recognizes advertising sales commission revenue or the employee costs related to the Networks Advertising Sales Representation Agreement. The Company also earned sublease revenue from related parties of $527 and $1,222 during the three and six months ended December 31, 2022.

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
During Fiscal Year 2023, Eden declared and paid dividends to Sphere Entertainment through a reduction of the loan receivable from Sphere Entertainment. During Fiscal Year 2023, no interest or principal payments were received by Eden. Instead, the accrued but unpaid interest was added to the outstanding principal amount of the loan. The cash flows related to this loan receivable for periods prior to the MSGE Distribution are reflected as investing activities, as these balances represent amounts loaned by the Company to Sphere Entertainment. The Company recorded related party interest income of $0, and $0 related to the Eden Loan Agreement in the three and six months ended December 31, 2023 and $902 and $1,804 in the three and six months ended December 31, 2022, respectively.
Note 15. Additional Financial Information
The following table provides a summary of the amounts recorded as cash, cash equivalents, and restricted cash:

	As of
	December 31, 2023	June 30, 2023
Cash and cash equivalents	$35,229	$76,089
Restricted cash	2,343	8,266
Total cash, cash equivalents, and restricted cash	$37,572	$84,355
The Company’s cash, cash equivalents, and restricted cash are classified within Level I of the fair value hierarchy as it is valued using observable inputs that reflect quoted prices for identical assets in active markets. The Company’s restricted cash includes cash deposited in escrow accounts. The Company has deposited cash in an interest-bearing escrow account related to credit support, debt facilities, and collateral to workers compensation and general liability insurance obligations.
Prepaid expenses and other current assets consisted of the following:

	As of
	December 31, 2023	June 30, 2023
Prepaid expenses	$52,595	$58,588
Current contract assets	7,889	11,254
Inventory (a)	4,815	2,557
Other	4,109	5,163
Total prepaid expenses and other current assets	$69,408	$77,562
_________________
(a)    Inventory is mostly comprised of food and liquor for venues.
Other non-current assets consisted of the following:

	As of
	December 31, 2023	June 30, 2023
Unbilled lease receivable (a)	$71,793	$67,325
Equity investments with readily determinable fair value (b)	18,038	31,641
Deferred costs	4,254	4,120
Other	6,704	5,270
Total other non-current assets	$100,789	$108,356
_________________
(a)    Unbilled lease receivable relates to the amounts recorded under the Arena License Agreement.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED)
(b)     See Note 6. Equity investments with readily determinable fair value for more information on long-term investments.
Accounts payable, accrued and other current liabilities consisted of the following:

	As of
	December 31, 2023	June 30, 2023
Accounts payable	$34,676	$15,628
Accrued payroll and employee related liabilities	50,566	64,532
Cash due to promoters	56,862	90,538
Accrued expenses	55,152	44,027
Total accounts payable, accrued and other current liabilities	$197,256	$214,725
Other income (expense), net includes the following:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2023	2022	2023	2022
Gains from shares sold — DraftKings	$—	$—	$1,548	$1,489
Net unrealized gains (loss) on equity investments with readily determinable fair value	3,143	(2,544)	(2,306)	(3,203)
Other	(297)	372	(867)	428
Total other income (expense), net	$2,846	$(2,172)	$(1,625)	$(1,286)
Income Taxes
During the six months ended December 31, 2023, the Company made income tax payments of $58. During the six months ended December 31, 2022, the Company received income tax refunds, net of payments, of $2,031.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In this MD&A, there are statements concerning the future operating and future financial performance of Madison Square Garden Entertainment Corp. (“MSG Entertainment”) and its direct and indirect subsidiaries (collectively, “we,” “us,” “our,” “MSG Entertainment,” or the “Company”). Words such as “expects,” “anticipates,” “believes,” “estimates,” “may,” “will,” “should,” “could,” “potential,” “continue,” “intends,” “plans,” and similar words and terms used in the discussion of future operating and future financial performance identify forward-looking statements. Investors are cautioned that such forward-looking statements are not guarantees of future performance, results or events and involve risks and uncertainties and that actual results or developments may differ materially from the forward-looking statements as a result of various factors. Factors that may cause such differences to occur include, but are not limited to:
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
We disclaim any obligation to update or revise the forward-looking statements contained herein, except as otherwise required by applicable federal securities laws. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.
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
MSG Entertainment Distribution
On April 20, 2023 (the “MSGE Distribution Date”), Sphere Entertainment distributed approximately 67% of the outstanding common stock of the Company to its stockholders (the “MSGE Distribution”), with Sphere Entertainment retaining approximately 33% of the outstanding common stock of MSG Entertainment in the form of Class A common stock (“Class A Common Stock”) immediately following the MSGE Distribution (the “Retained Interest”). As a result, the Company became an independent publicly traded company on April 21, 2023 through the MSGE Distribution. Following the completion of the secondary offering by Sphere Entertainment of the Company’s Class A Common Stock on September 22, 2023, Sphere Entertainment no longer owns any of the Company’s outstanding common stock. See Note 1. Description of Business and Basis of Presentation to the Company’s Audited Consolidated and Combined Annual Financial Statements for more information regarding the MSGE Distribution.
Our MD&A is organized as follows:
Results of Operations. This section provides an analysis of our unaudited results of operations for the three and six months ended December 31, 2023 and 2022.
Liquidity and Capital Resources. This section provides a discussion of our financial condition and liquidity, an analysis of our cash flows for the six months ended December 31, 2023 and 2022, as well as certain contractual obligations.
Seasonality of Our Business. This section discusses the seasonal performance of our business.
Recently Issued Accounting Pronouncements and Critical Accounting Estimates. This section discusses accounting pronouncements that have been adopted by the Company and recently issued accounting pronouncements not yet adopted by the Company. This section should be read together with our critical accounting estimates, which are discussed in the 2023 Form 10-K under “Management's Discussion and Analysis of Financial Condition and Results of Operations — Recently Issued Accounting Pronouncements and Critical Accounting Estimates — Critical Accounting Estimates” and in the notes to the Audited Consolidated and Combined Annual Financial Statements of the Company included therein.
Factors Affecting Results of Operations
The consolidated statement of operations for the three and six months ended December 31, 2023 is presented on a consolidated basis, as the Company became a standalone public company on April 21, 2023. The Company’s combined statement of operations for the three and six months ended December 31, 2022 was prepared on a stand-alone basis derived from the consolidated financial statements and accounting records of Sphere Entertainment, and is presented as a carve-out financial statement, because the Company was not a standalone public company prior to the MSGE Distribution. See Note 1. Description of Business and Basis of Presentation to the consolidated and combined financial statements included in “Part I — Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for additional information.
Our operating results are largely dependent on our ability to attract concerts and other events to our venues, revenues under various agreements entered into with MSG Sports, and the continuing popularity of the Christmas Spectacular. Certain of these factors in turn depend on the popularity and/or performance of the professional sports teams whose games we host at The Garden.

In addition, Fiscal Year 2024 has been and will continue to be impacted by increased rent expense relative to Fiscal Year 2023 due to our new corporate office lease, which runs through 2046. Our Company’s future performance is dependent in part on general economic conditions and the effect of these conditions on our customers. Weak economic conditions may lead to lower demand for suite licenses and tickets to our live productions, concerts, family shows and other events, which would also negatively affect concession and merchandise sales, and lower levels of sponsorship and venue signage. These conditions may also affect the number of concerts, family shows and other events that take place in the future. An economic downturn could adversely affect our business and results of operations.
Factors Affecting Comparability
MSGE Distribution
The condensed combined statements of operations for the three and six months ended December 31, 2022 includes allocations for certain support functions that were provided on a centralized basis and not historically recorded at the business unit level by Sphere Entertainment, such as expenses related to executive management, finance, legal, human resources, government affairs, information technology, and venue operations among others. As part of the MSGE Distribution, certain corporate and operational support functions were transferred to the Company and therefore, charges were reflected in order to burden all business units comprising Sphere Entertainment’s historical operations. These expenses were allocated on the basis of direct usage when identifiable, with the remainder allocated on a pro-rata basis of combined assets, headcount or other measures of the Company and Sphere Entertainment, which are recorded as a reduction of either direct operating expenses or selling, general, and administrative expenses.
Management believes the assumptions underlying the combined financial statements, including the assumptions regarding allocating general corporate expenses, are reasonable. Nevertheless, the combined financial statements do not include all of the actual expenses that would have been incurred by the Company and may not reflect its combined results of operations, financial position and cash flows had it been a separate, standalone company during the periods presented. Actual costs that would have been incurred if the Company had been a separate, standalone company would depend on multiple factors, including organizational structure and strategic decisions made in various areas, including information technology and infrastructure. See Note 1. Description of Business and Basis of Presentation to the condensed consolidated and combined financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.
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
•anticipated executive compensation costs related to existing and new executive management and excluding future share-based compensation expense; and
•fees for preparing and distributing periodic filings with the Securities and Exchange Commission.
These costs will not be fully reflected in a complete year of the Company’s financial statements until the year ending Fiscal 2024, because, for periods prior to April 20, 2023, the Company’s financial statements were presented on a carve-out basis.
Advertising Sales Representation Agreement Termination
Prior to December 31, 2022, the Company was a party to an advertising sales representation agreement (the “Networks Advertising Sales Representation Agreement”) with Sphere Entertainment’s subsidiary, MSGN Holdings, L.P. (“MSG Networks”), pursuant to which the Company had the exclusive right and obligation to sell MSG Networks advertising availabilities for a commission. The Networks Advertising Sales Representation Agreement was terminated effective as of December 31, 2022. As a result, after December 31, 2022, the Company no longer recognizes advertising sales commission revenue or the employee costs related to the Networks Advertising Sales Representation Agreement. For the three and six months ended December 31, 2022, the Company recognized $8,424 and $8,802, respectively, of revenues under the Networks Advertising Sales Representation Agreement.
The termination of the Networks Advertising Sales Representation Agreement impacted the operating results of the Company for Fiscal Year 2023 and will impact the operating results of the Company on a go forward basis.

Results of Operations
Comparison of the three and six months ended December 31, 2023 versus the three and six months ended December 31, 2022.

	Three Months Ended
	December 31,		Change
	2023	2022	Amount	Percentage
Revenues	$402,666	$355,880	$46,786	13%
Direct operating expenses	(202,761)	(180,603)	(22,158)	(12)%
Selling, general, and administrative expenses	(48,389)	(43,301)	(5,088)	(12)%
Depreciation and amortization	(13,205)	(15,586)	2,381	15%
Gains, net on dispositions	—	4,412	(4,412)	NM
Restructuring charges	(888)	(7,359)	6,471	88%
Operating income	137,423	113,443	23,980	21%
Interest income	1,083	1,812	(729)	(40)%
Interest expense	(15,049)	(13,205)	(1,844)	(14)%
Other income (expense), net	2,846	(2,172)	5,018	NM
Income from operations before income taxes	126,303	99,878	26,425	26%
Income tax expense	(1,054)	(2,797)	1,743	62%
Net income	125,249	97,081	28,168	29%
Less: Net loss attributable to nonredeemable noncontrolling interest	—	(181)	181	NM
Net income attributable to MSG Entertainment’s stockholders	$125,249	$97,262	$27,987	29%

	Six Months Ended
	December 31,		Change
	2023	2022	Amount	Percentage
Revenues	$544,878	$502,332	$42,546	8%
Direct operating expenses	(304,438)	(282,265)	(22,173)	(8)%
Selling, general, and administrative expenses	(97,211)	(83,415)	(13,796)	(17)%
Depreciation and amortization	(26,789)	(31,571)	4,782	15%
Gains, net on dispositions	—	4,412	(4,412)	NM
Restructuring charges	(12,441)	(7,359)	(5,082)	(69)%
Operating income	103,999	102,134	1,865	2%
Interest income	1,935	3,322	(1,387)	(42)%
Interest expense	(29,336)	(24,632)	(4,704)	(19)%
Other expense, net	(1,625)	(1,286)	(339)	(26)%
Income from operations before income taxes	74,973	79,538	(4,565)	(6)%
Income tax expense	(395)	(731)	336	46%
Net income	74,578	78,807	(4,229)	(5)%
Less: Net loss attributable to nonredeemable noncontrolling interest	—	(553)	553	NM
Net income attributable to MSG Entertainment’s stockholders	$74,578	$79,360	$(4,782)	(6)%
_________________
NM — Absolute percentages greater than 200% and comparisons from positive to negative values or to zero values are considered not meaningful.

Revenues
Revenues for the three and six months ended December 31, 2023 increased $46,786 and $42,546, respectively, as compared to the prior year period. The changes in revenues were attributable to the following:

	Three Months Ended	Six Months Ended
	December 31, 2023
Increase in event-related revenues	$44,263	$35,993
Increase in revenues from the presentation of the Christmas Spectacular	17,880	17,822
Decrease in commissions due to termination of the Networks Advertising Sales Representation Agreement	(8,424)	(8,802)
Decrease in arena license fees from MSG Sports pursuant to the Arena License Agreements	(7,296)	(7,296)
(Decrease) increase in revenues subject to the sharing of economics with MSG Sports pursuant to the Arena License Agreements	(2,479)	228
Other net increases	2,842	4,601
	$46,786	$42,546
For the three and six months ended December 31, 2023, the increase in event-related revenues primarily reflects (i) higher revenues from concerts of $28,851 and $21,534, respectively, and (ii) higher revenues from other live entertainment and sporting events of $15,412 and $14,458, respectively. The increase in event-related revenues was due to an increase in the number of events at the Company’s venues as compared to the prior year period and, to a lesser extent, higher per-event revenues in the current year period.
The Company had 193 Christmas Spectacular performances during this year’s holiday season, of which 183 took place in the second quarter of Fiscal Year 2024, as compared to 181 performances in the prior year’s holiday season, of which 174 took place in the second quarter of Fiscal Year 2023. For this year’s holiday season, more than 1,000,000 tickets were sold, as compared to more than 930,000 tickets sold in the prior year.
For the three and six months ended December 31, 2023, the increase in revenues from the presentation of the Christmas Spectacular production, as compared to the prior year periods, was primarily due to higher ticket-related revenues. This reflected higher per-show revenue and, to a lesser extent, an increase in the number of performances as compared to the prior year periods. The increase in per-show ticket-related revenues was due to higher average ticket yield and higher average per-show attendance as compared to the prior year periods.
For the three and six months ended December 31, 2023, the decrease in arena license fees was due to nine fewer Knicks and Rangers games played at The Garden in the current year period. In the three and six months ended December 31, 2023, the Knicks and Rangers played a combined 32 and 34 pre/regular season games at The Garden, respectively, as compared to 41 and 43 combined pre/regular season games, respectively, in the prior year periods.
For the three months ended December 31, 2023, the decrease in revenues subject to the sharing of economics with MSG Sports pursuant to the Arena License Agreements primarily reflects lower food, beverage and merchandise sales at Knicks and Rangers games, which mainly reflects fewer Knicks and Rangers games played at The Garden as compared to the prior year period, partially offset by higher average per-game revenue. For the six months ended December 31, 2023, the increase in revenues subject to the sharing of economics with MSG Sports pursuant to the Arena License Agreements primarily reflects higher suite license fee revenues, partially offset by lower food, beverage and merchandise sales at Knicks and Rangers games.

Direct operating expenses
Direct operating expenses for the three and six months ended December 31, 2023 increased $22,158 and $22,173 as compared to the prior year period. The changes in direct operating expenses were attributable to the following:

	Three Months Ended	Six Months Ended
	December 31, 2023
Increase in event-related direct operating expenses	$19,843	$15,107
Increase in direct operating expenses associated with the Christmas Spectacular	3,602	4,055
(Decrease) increase in expenses associated with the sharing of economics with MSG Sports pursuant to the Arena License Agreements	(319)	2,060
Other net (decreases) increases	(968)	951
	$22,158	$22,173
For the three and six months ended December 31, 2023, the increase in event-related direct operating expenses reflects (i) higher direct operating expenses from concerts of $12,697 and $8,478, respectively, and (ii) higher direct operating expenses from other live entertainment and sporting events of $7,148 and $6,629, respectively. The increase in event-related direct operating expenses was due to an increase in the number of events at the Company’s venues as compared to the prior year periods and, to a lesser extent, higher per-event expenses in the current year periods.
For the three and six months ended December 31, 2023, the increase in direct operating expenses associated with the Christmas Spectacular production was primarily due to the increase in the number of performances as compared to the prior year periods, partially offset by lower average per-show expenses.
For the three months ended December 31, 2023, the decrease in direct operating expenses subject to the sharing of economics with MSG Sports pursuant to the Arena License Agreements primarily reflects lower food, beverage and merchandise sales at Knicks and Rangers games. For the six months ended December 31, 2023, the increase in direct operating expenses subject to the sharing of economics with MSG Sports pursuant to the Arena License Agreements primarily reflects direct operating expenses incurred as a result of the increase in suite license fee revenues.
Selling, general, and administrative expenses
For the three and six months ended December 31, 2023, selling, general, and administrative expenses increased $5,088 and $13,796, respectively, as compared to the prior year periods. Results for Fiscal Year 2024 reflect MSG Entertainment on a fully standalone basis. Results for the first six months of Fiscal Year 2023 reflect the allocation of corporate and administrative costs based on the accounting requirements for the preparation of carve-out financial statements. These results do not include all of the expenses that would have been incurred by MSG Entertainment had it been a standalone public company for the prior year periods. This was the primary driver of the overall increase in selling, general and administrative expenses, partially offset by the impact of the Company’s transition services agreement with Sphere Entertainment.
Depreciation and amortization
For the three and six months ended December 31, 2023, depreciation and amortization decreased $2,381 and $4,782, respectively, as compared to the prior year period primarily due to certain intangible assets being fully amortized in the current year as well as the disposal of a corporate aircraft during Fiscal Year 2023.
Gains, net on dispositions
Gains, net on dispositions for the three and six months ended December 31, 2023 were $0 as compared to a net gain of $4,412 in the three and six months ended December 31, 2022. The net gain in the prior year periods was due to the gain on sale of the Company’s controlling interest in Boston Calling Events, LLC (the “BCE Disposition”), partially offset by the net loss on the disposal of a corporate aircraft during Fiscal Year 2023.
Restructuring charges
For the three and six months ended December 31, 2023, the Company recorded restructuring charges of $888 and $12,441, respectively, which related to termination benefits for certain corporate executives and employees. For the three and six months ended December 31, 2022, the Company recorded restructuring charges of $7,359 which related to the termination benefits provided due to a workforce reduction of certain executives and employees as part of Sphere Entertainment’s cost reduction program implemented in Fiscal Year 2023.
Operating income
For the three and six months ended December 31, 2023, operating income increased by $23,980 and $1,865, respectively. The increase in operating income for the three months ended December 31, 2023 was primarily due to an increase in revenues and lower restructuring charges, partially offset by an increase in direct operating expenses and, to a lesser extent, higher selling, general and administrative expenses, as compared to the prior year period. The increase in operating income for the six months ended December 31, 2023 was primarily due to an increase in revenues, partially offset by an increase in direct operating expenses and, to a lesser extent, higher selling, general and administrative expenses and restructuring charges, as compared to the prior year period.
Interest income
For the three and six months ended December 31, 2023, interest income decreased $729 and $1,387, respectively, as compared to the prior year period primarily due to (i) the impact of the MSGE Distribution, which impacted the year-over-year comparability of results since the prior year period included carve-out allocation costs and (ii) lower average balances in the Company’s cash, cash equivalents and restricted cash, partially offset by higher interest rates.
Interest expense
For the three and six months ended December 31, 2023, interest expense increased $1,844 and $4,704, respectively, as compared to the prior year period primarily due to higher interest rates on borrowings and higher revolver borrowings under the National Properties Facilities.
Other (expense) income, net
For the three months ended December 31, 2023, other income, net was $2,846 as compared to other expenses, net of $2,172 for the three months ended December 30, 2022, an increase of $5,018. The change was primarily due to (i) an increase in unrealized gains of $3,175 associated with the investment in Townsquare Media, Inc., (ii) the absence of a $2,512 unrealized loss associated with the investment in DraftKings Inc. recognized in the prior period, partially offset by (iii) higher net periodic benefit costs of $1,244 associated with the Company’s funded and unfunded and qualified and non-qualified defined benefit plans (the “Pension Plans”).
For the six months ended December 31, 2023, other expense, net increased $339 as compared to the prior year period. The change was primarily due to (i) higher net periodic benefit costs of $2,096 associated with the Pension Plans, partially offset by (ii) a decrease in unrealized loss of $709 associated with the investment in Townsquare Media, Inc., and (iii) an increase in gains of $247 associated with the investment in DraftKings Inc.
Income tax expense
In general, the Company is required to use an estimated annual effective tax rate to measure the tax benefit or tax expense recognized in an interim period. Income tax expense for the three and six months ended December 31, 2023 of $1,054 and $395, respectively reflects an effective tax rate of 1%.
Income tax expense for the three and six months ended December 31, 2022 of $2,797 and $731, respectively, reflects an effective tax rate of 3% and 1%, respectively.
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
The following is a reconciliation of operating income to adjusted operating income for the three and six months ended December 31, 2023 as compared to the prior year periods:

	Three Months Ended
	December 31,		Change
	2023	2022	Amount	Percentage
Operating income	$137,423	$113,443	$23,980	21%
Non-cash portion of arena license fees from MSG Sports (a)	(9,120)	(12,410)	3,290	27%
Depreciation and amortization	13,205	15,586	(2,381)	(15)%
Share-based compensation (excluding share-based compensation in restructuring charges)	7,773	6,555	1,218	19%
Gains, net on dispositions	—	(4,412)	4,412	NM
Restructuring charges	888	7,359	(6,471)	(88)%
Amortization for capitalized cloud computing arrangement costs	448	29	419	NM
Remeasurement of deferred compensation plan liabilities	343	160	183	114%
Adjusted operating income	$150,960	$126,310	$24,650	20%

	Six Months Ended
	December 31,		Change
	2023	2022	Amount	Percentage
Operating income	$103,999	$102,134	$1,865	2%
Non-cash portion of arena license fees from MSG Sports (a)	(9,615)	(12,929)	3,314	26%
Depreciation and amortization	26,790	31,571	(4,781)	(15)%
Share-based compensation (excluding share-based compensation in restructuring charges)	13,950	13,965	(15)	NM
Gains, net on dispositions	—	(4,412)	4,412	NM
Restructuring charges	12,441	7,359	5,082	69%
Merger, spin-off, and acquisition-related costs (b)	2,035	—	2,035	NM
Amortization for capitalized cloud computing arrangement costs	448	104	344	NM
Remeasurement of deferred compensation plan liabilities	198	6	192	NM
Adjusted operating income	$150,246	$137,798	$12,448	9%
_________________
(a)    This adjustment represents the non-cash portion of operating lease revenue related to the Company’s Arena License Agreements with MSG Sports. Pursuant to GAAP, recognition of operating lease revenue is recorded on a straight-line basis over the term of the agreement based upon the value of total future payments under the arrangement. As a result, operating lease revenue is comprised of a contractual cash component plus or minus a non-cash component for each period presented. Operating income on a GAAP basis includes lease income of (i) $15,409 and $16,238 of revenue collected in cash for the three and six months ended December 31, 2023, respectively, and $19,416 and $20,220 of revenue collected in cash for the three and six months ended December 31, 2022, respectively, and (ii) a non-cash portion of $9,120 and $9,615 for the three and six months ended December 31, 2023, respectively, and $12,410 and $12,929 for the three and six months ended December 31, 2022, respectively.
(b)    This adjustment represents non-recurring costs incurred and paid by the Company for the sale of the Retained Interest by Sphere Entertainment.
NM — Absolute percentages greater than 200% and comparisons from positive to negative values or to zero values are considered not meaningful.
Net loss attributable to nonredeemable noncontrolling interests
For the three and six months ended December 31, 2023, the Company recorded $0 of net loss attributable to nonredeemable noncontrolling interests as compared to $181 and $553 of net loss attributable to nonredeemable noncontrolling interests for the three and six months ended December 31, 2022. These amounts represent the share of net loss of BCE that were not attributable to the Company. The Company disposed of its controlling interest in BCE on December 2, 2022.
Liquidity and Capital Resources
Sources and Uses of Liquidity
Our primary sources of liquidity are cash and cash equivalents, cash flows from our business operations and available borrowing capacity under the National Properties Revolving Credit Facility (as defined below). Our principal uses of cash include working capital-related items (including funding our operations), capital spending, debt service, investments and related loans and advances that we may fund from time to time. We may also use cash to continue to repurchase shares of our Class Common A Stock pursuant to the share repurchase program authorized by our Board of Directors on March 29, 2023, of which there was approximately $110,000 remaining as of December 31, 2023. Our decisions as to the use of our available liquidity will be based upon the ongoing review of the funding needs of the business, the optimal allocation of cash resources, and the timing of cash flow generation. To the extent that we desire to access alternative sources of funding through the capital and credit markets, challenging U.S. and global economic and market conditions could adversely impact our ability to do so at that time.
We regularly monitor and assess our ability to meet our net funding and investing requirements. As of December 31, 2023, the Company’s unrestricted cash and cash equivalents balance was $35,229. The principal balance of the Company’s total debt outstanding as of December 31, 2023 was $633,750 and the Company had $132,409 of available borrowing capacity under the National Properties Revolving Credit Facility. We believe we have sufficient liquidity from cash and cash equivalents, available borrowing capacity under our credit facilities and cash flows from operations to fund our operations and satisfy any obligations for the foreseeable future.
Financing Agreements
See Note 10. Credit Facilities, to the financial statements included in “— Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for discussions of the Company’s debt obligations and various financing agreements.

National Properties Facilities
General. MSG National Properties, LLC (“MSG National Properties”), MSG Entertainment Holdings, LLC (“MSG Entertainment Holdings”) and certain subsidiaries of MSG National Properties are party to a credit agreement dated June 30, 2022 with JP Morgan Chase Bank, N.A., as administrative agent and the lenders and L/C issuers party thereto (as amended, the “National Properties Credit Agreement”), providing for a five-year, $650,000 senior secured term loan facility (the “National Properties Term Loan Facility”) and a five-year, $100,000 revolving credit facility (the “National Properties Revolving Credit Facility” and, together with the National Properties Term Loan Facility, the “National Properties Facilities”). On September 15, 2023, the National Properties Credit Agreement was amended to, among other things, increase the National Properties Revolving Credit Facility by $50,000 to $150,000. Up to $25,000 of the National Properties Revolving Credit Facility is available for the issuance of letters of credit. As of December 31, 2023 outstanding letters of credit were $17,591 and the remaining balance available under the National Properties Revolving Credit Facility was $132,409.
Interest Rates. Borrowings under the current National Properties Facilities bear interest at a floating rate, which at the option of MSG National Properties may be either (a) a base rate plus an applicable margin ranging from 1.50% to 2.50% per annum, determined based on the total leverage ratio of MSG National Properties and its restricted subsidiaries (the “National Properties Base Rate”), or (b) adjusted Term SOFR (i.e., Term SOFR plus 0.10%) plus an applicable margin ranging from 2.50% to 3.50% per annum, determined based on the total leverage ratio of MSG National Properties and its restricted subsidiaries (the “National Properties SOFR Rate”). The National Properties Credit Agreement requires MSG National Properties to pay a commitment fee ranging from 0.30% to 0.50% in respect of the daily unused commitments under the National Properties Revolving Credit Facility. MSG National Properties is also required to pay customary letter of credit fees, as well as fronting fees, to banks that issue letters of credit pursuant to the National Properties Credit Agreement. The interest rate on the National Properties Facilities as of December 31, 2023 was 8.46%.
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
Covenants. The National Properties Credit Agreement includes financial covenants requiring MSG National Properties and its restricted subsidiaries to maintain a specified minimum liquidity level, a specified minimum debt service coverage ratio and specified maximum total leverage ratio. The minimum liquidity level is set at $50,000, and is tested based on the level of average daily liquidity, consisting of cash and cash equivalents and available revolving commitments, over the last month of each quarter over the life of the National Properties Facilities. The debt service coverage ratio covenant began testing in the fiscal quarter ended December 31, 2022, and is set at a ratio of 2:1 before stepping up to 2.5:1 in the fiscal quarter ending September 30, 2024. The leverage ratio covenant began testing in the fiscal quarter ended June 30, 2023. It is tested based on the ratio of MSG National Properties and its restricted subsidiaries’ consolidated total indebtedness to adjusted operating income, with an initial maximum ratio of 6:1, stepping down to 5.5:1 in the fiscal quarter ending June 30, 2024 and 4.5:1 in the fiscal quarter ending June 30, 2026. As of December 31, 2023, MSG National Properties and its restricted subsidiaries were in compliance with the covenants of the National Properties Credit Agreement.
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
Contractual Obligations
During the six months ended December 31, 2023, the Company did not have any material changes in its non-cancelable contractual obligations other than the recognition of an additional lease obligation and right-of-use lease asset and activities in the ordinary course of business. See Note 7. Property and Equipment, Net and Note 9. Commitments and Contingencies, to the financial statements included in “— Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for further details on the Company’s contractual obligations.
Cash Flow Discussion
As of December 31, 2023, cash, cash equivalents and restricted cash totaled $37,572, as compared to $84,355 as of June 30, 2023. The following table summarizes the Company’s cash flow activities for the six months ended December 31, 2023 and 2022:

	Six Months Ended
	December 31,
	2023	2022
Net cash provided by operating activities	$105,232	$69,336
Net cash (used in) provided by investing activities	(62,731)	22,390
Net cash used in financing activities	(89,284)	(553)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(46,783)	$91,173
Operating Activities
Net cash provided by operating activities for the six months ended December 31, 2023 improved by $35,896 to $105,232 as compared to the prior year period, primarily due to (i) increase in related parties receivables and payables net, and (ii) increase in deferred revenue, partially offset by (i) increase in accounts receivable, net, and (ii) a decrease in accounts payable, accrued and other current and non-current liabilities.
Investing Activities
Net cash used in investing activities for the six months ended December 31, 2023 increased by $85,121 to $62,731 as compared to the prior year period primarily due (i) to a loan to a related party under the DDTL facility, and (ii) the absence of proceeds received from the dispositions of BCE and the corporate aircraft recognized in the prior year period, partially offset by additional proceeds received from the sale of investments in the current year period as compared to the prior year period.
Financing Activities
Net cash used in financing activities for the six months ended December 31, 2023 increased by $88,731 to $89,284 as compared to the prior year period primarily due to (i) an increase in principal debt repayments, (ii) increase in stock repurchases, and (iii) increase in taxes paid in lieu of shares for equity based compensation in the current period, partially offset by proceeds received from the National Properties Revolving Credit Facility and a decrease in net transfers from Sphere Entertainment and Sphere Entertainment’s subsidiaries under carve-out accounting principles in the current period.
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

Critical Accounting Estimates
There have been no material changes to the Company’s critical accounting estimates from those set forth in our Annual Report on Form 10-K for the fiscal year ended June 30, 2023.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There were no material changes to the disclosures regarding market risks in connection with our pension and postretirement plans. See Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of the 2023 Form 10-K.
Potential Interest Rate Risk Exposure
The Company, through its subsidiary, MSG National Properties, is subject to potential interest rate risk exposure related to borrowings incurred under its credit facilities. Changes in interest rates may increase interest expense payments with respect to any borrowings incurred under these credit facilities. The effect of a hypothetical 200 basis point increase in floating interest rate prevailing as of December 31, 2023 and continuing for a full year would increase the Company’s interest expense on the outstanding amounts under the credit facilities by $12,675.
Item 4. Controls and Procedures
Our management, with the participation of our Executive Chairman and Chief Executive Officer and our Executive Vice President and Treasurer (functioning as our principal financial officer) evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act. Based on that evaluation, our Executive Chairman and Chief Executive Officer and Executive Vice President and Treasurer (functioning as our principal financial officer) concluded that the Company's disclosure controls and procedures were effective as of December 31, 2023.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the fiscal quarter ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
The Company is a defendant in various lawsuits. Although the outcome of these lawsuits cannot be predicted with certainty (including the extent of available insurance, if any), management does not believe that resolution of these lawsuits will have a material adverse effect on the Company.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On March 29, 2023, the Company’s Board of Directors authorized a share repurchase program to repurchase up to $250 million of the Company’s Class A Common Stock (the “Stock Repurchase Program”). Pursuant to the Stock Repurchase Program, shares of Class A Common Stock may be purchased from time to time in open market or private transactions, block trades or such other manner as the Company may determine in accordance with applicable insider trading and other securities laws and regulations. The timing and amount of purchases will depend on market conditions and other factors. For the six months ended December 31, 2023, the Company repurchased 3,525,314 shares of Class A Common Stock for approximately $115 million. As of December 31, 2023, the Company had approximately $110 million remaining available for repurchases. For the three months ended December 31, 2023, the Company did not repurchase any shares of Class A Common Stock.
Item 6. Exhibits

(a) Index to Exhibits

EXHIBIT NO.	DESCRIPTION
10.1	Employment Agreement dated December 18, 2023, between Madison Square Garden Entertainment Corp. and Laura Franco.†
10.2
Employment Agreement, dated as of February 1, 2024, between Madison Square Garden Entertainment Corp. and Michael Grau (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 5, 2024). †

31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification by the Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101
The following materials from the Madison Square Garden Entertainment Corp. Quarterly Report on Form 10-Q for the quarter ended December 31, 2023, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) condensed consolidated balance sheets, (ii) condensed consolidated and combined statements of operations, (iii) condensed consolidated and combined statements of comprehensive income, (iv) condensed consolidated and combined statements of cash flows, (v) condensed consolidated and combined statements of (deficit) equity, and (vi) notes to condensed consolidated and combined financial statements.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2023 formatted in Inline XBRL and contained in Exhibit 101.
_________________
† This exhibit is a management contract or a compensatory plan or arrangement.

* Furnished herewith. These exhibits shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section. Such exhibits shall not be deemed incorporated into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 7th day of February 2024.

Madison Square Garden Entertainment Corp.

By:	/S/ COURTNEY M. ZEPPETELLA
	Name:	Courtney M. Zeppetella
	Title:	Senior Vice President, Controller and Chief Accounting Officer