Form 10-Q
period 2024-03-31
Madison Square Garden Entertainment Corp.
filed 2024-05-09
CIK 1952073

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
FORM 10-Q
________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Number of shares of common stock outstanding as of April 30, 2024:

Class A Common Stock par value $0.01 per share	—	41,158,016
Class B Common Stock par value $0.01 per share	—	6,866,754

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
MADISON SQUARE GARDEN ENTERTAINMENT CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in thousands, except per share data)

	As of
	March 31,	June 30,
	2024	2023

ASSETS
Current Assets:
Cash, cash equivalents, and restricted cash	$28,308	$84,355
Accounts receivable, net	108,560	63,898
Related party receivables, current	29,690	69,466
Prepaid expenses and other current assets	89,240	77,562
Total current assets	255,798	295,281
Non-Current Assets:
Property and equipment, net	636,014	628,888
Right-of-use lease assets	307,435	235,790
Goodwill	69,041	69,041
Indefinite-lived intangible assets	63,801	63,801
Other non-current assets	126,482	108,356
Total assets	$1,458,571	$1,401,157
LIABILITIES AND DEFICIT
Current Liabilities:
Accounts payable, accrued and other current liabilities	$205,076	$214,725
Related party payables, current	46,596	47,281
Long-term debt, current	16,250	16,250
Operating lease liabilities, current	31,570	36,529
Deferred revenue	251,270	225,855
Total current liabilities	550,762	540,640
Non-Current Liabilities:
Long-term debt, net of deferred financing costs	602,468	630,184
Operating lease liabilities, non-current	330,902	219,955
Deferred tax liabilities, net	24,151	23,518
Other non-current liabilities	44,851	56,332
Total liabilities	1,553,134	1,470,629
Commitments and contingencies (see Note 9)
Deficit:
Class A Common Stock (a)	455	450
Class B Common Stock (b)	69	69
Additional paid-in-capital	29,656	17,727
Treasury stock at cost (4,365 and 840 shares outstanding as of March 31, 2024 and June 30, 2023, respectively)	(140,512)	(25,000)
Retained earnings (deficit)	48,676	(28,697)
Accumulated other comprehensive loss	(32,907)	(34,021)
Total deficit	(94,563)	(69,472)
Total liabilities and deficit	$1,458,571	$1,401,157
_________________
(a)    Class A Common Stock, $0.01 par value per share, 120,000 shares authorized; 45,523 and 45,024 shares issued as of March 31, 2024 and June 30, 2023, respectively.
(b)    Class B Common Stock, $0.01 par value per share, 30,000 shares authorized; 6,867 shares issued as of March 31, 2024 and June 30, 2023.
See accompanying notes to the unaudited condensed consolidated and combined financial statements.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS (Unaudited)
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2024	2023	2024	2023
Revenues (a)
Revenues from entertainment offerings	$146,221	$129,260	$581,025	$524,331
Food, beverage, and merchandise revenues	45,380	39,954	127,379	112,412
Arena license fees and other leasing revenue	36,712	32,015	64,787	66,818
Total revenues	228,313	201,229	773,191	703,561
Direct operating expenses (a)
Entertainment offerings, arena license fees, and other leasing direct operating expenses	(112,997)	(90,296)	(375,786)	(332,290)
Food, beverage, and merchandise direct operating expenses	(29,024)	(24,837)	(70,673)	(65,108)
Total direct operating expenses	(142,021)	(115,133)	(446,459)	(397,398)
Selling, general, and administrative expenses (a)	(53,945)	(44,122)	(151,156)	(127,537)
Depreciation and amortization	(13,182)	(14,798)	(39,972)	(46,369)
(Loss) gains, net on dispositions	—	(51)	—	4,361
Restructuring charges	(2,362)	(2,461)	(14,803)	(9,820)
Operating income	16,803	24,664	120,801	126,798
Interest income (a)	341	2,482	2,275	5,804
Interest expense	(14,425)	(13,423)	(43,761)	(38,055)
Other income (expense), net	78	8,070	(1,545)	6,784
Income from operations before income taxes	2,797	21,793	77,770	101,331
Income tax expense	(2)	(73)	(397)	(804)
Net income	2,795	21,720	77,373	100,527
Less: Net loss attributable to nonredeemable noncontrolling interest	—	—	—	(553)
Net income attributable to MSG Entertainment’s stockholders	$2,795	$21,720	$77,373	$101,080

Income per share attributable to MSG Entertainment’s stockholders:
Basic	$0.06	$0.42	$1.59	$1.95
Diluted	$0.06	$0.42	$1.58	$1.95

Weighted-average number of shares of common stock:
Basic (b)	48,109	51,768	48,675	51,768
Diluted (b)	48,447	51,768	48,883	51,768
_________________
(a)    See Note 14. Related Party Transactions for further information on related party arrangements.
(b)    On April 20, 2023, 51,768 common shares were distributed to Sphere Entertainment Co. stockholders in the MSGE Distribution (as defined in Note 1. Description of Business and Basis of Presentation). This share amount is being utilized for the calculation of basic and diluted loss per common share attributable to Madison Square Garden Entertainment Corp.’s stockholders for the three and nine months ended March 31, 2023 because the Company was not a standalone public company prior to the MSGE Distribution.

See accompanying notes to the unaudited condensed consolidated and combined financial statements.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in thousands)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2024	2023	2024	2023
Net income	$2,795	$21,720	$77,373	$100,527
Other comprehensive income, before income taxes:
Amortization of net actuarial loss included in net periodic benefit cost	450	323	1,350	1,063
Other comprehensive income, before income taxes	450	323	1,350	1,063
Income tax expense	(78)	(56)	(236)	(185)
Other comprehensive income, net of income taxes	372	267	1,114	878
Comprehensive income	3,167	21,987	78,487	101,405
Less: Comprehensive loss attributable to nonredeemable noncontrolling interest	—	—	—	(553)
Comprehensive income attributable to MSG Entertainment	$3,167	$21,987	$78,487	$101,958

See accompanying notes to the unaudited condensed consolidated and combined financial statements.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Nine Months Ended
	March 31,
	2024	2023
OPERATING ACTIVITIES:
Net income	$77,373	$100,527
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	39,972	46,369
Share-based compensation expense	26,186	24,273
Deferred income tax expense	397	—
Provision for doubtful accounts	158	—
Amortization of deferred financing costs	2,508	2,409
Related party paid in kind interest	(512)	(2,939)
Net unrealized and realized gains on equity investments with readily determinable fair value	(391)	(4,307)
Gains, net on dispositions	—	(4,361)
Change in assets and liabilities:
Accounts receivable, net	(44,820)	(27,890)
Related party receivables and payables, net	39,091	(5,292)
Prepaid expenses and other current and non-current assets	(41,434)	(29,855)
Accounts payable, accrued and other current, and non-current liabilities	(18,687)	(20,812)
Deferred revenue	25,415	56,531
Operating lease right-of-use assets and lease liabilities	5,798	(2,312)
Net cash provided by operating activities	$111,054	$132,341
INVESTING ACTIVITIES:
Capital expenditures	(19,646)	(12,187)
Proceeds from dispositions, net	—	27,904
Proceeds from sale of investments	13,484	4,244
Loans to related parties	(65,000)	(6,700)
Other investing activities	(1,463)	—
Net cash (used in) provided by investing activities	$(72,625)	$13,261
FINANCING ACTIVITIES:
Proceeds from revolving credit facility	73,000	168
Principal repayments on term loan and revolving credit facilities	(102,288)	(6,063)
Repayments on related party loan, net	(304)	—
Payments for debt financing costs	(632)	—
Taxes paid in lieu of shares issued for equity-based compensation	(13,378)	—
Stock repurchases	(50,874)	—
Net transfers to Sphere Entertainment and Sphere Entertainment’s subsidiaries	—	(79,299)
Net cash used in financing activities	$(94,476)	$(85,194)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(56,047)	60,408
Cash, cash equivalents, and restricted cash, beginning of period	84,355	62,573
Cash, cash equivalents, and restricted cash, end of period	$28,308	$122,981
Non-cash investing and financing activities:
Capital expenditures incurred but not yet paid or paid by landlord	$29,389	$504
Non-cash stock repurchases in lieu of payment of loan due from related party	$65,512	$5,350
See accompanying notes to the unaudited condensed consolidated and combined financial statements.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF (DEFICIT) EQUITY (Unaudited)
(in thousands)

	Common Stock	Sphere Entertainment Co. Investment	Additional Paid- Capital	Treasury Stock	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Total Madison Square Garden Entertainment Corp. Stockholders’ (Deficit) Equity	Nonredeemable Noncontrolling Interest	Total (Deficit) Equity
Balance as of December 31, 2023	$524	$—	$25,339	$(140,512)	$45,881	$(33,279)	$(102,047)	$—	$(102,047)
Net income	—	—	—	—	2,795	—	2,795	—	2,795
Other comprehensive income	—	—	—	—	—	372	372	—	372
Comprehensive income	—	—	—	—	—	—	3,167	—	3,167
Share-based compensation	—	—	5,448	—	—	—	5,448	—	5,448
Tax withholding associated with shares issued for share-based compensation	—	—	(1,131)	—	—	—	(1,131)	—	(1,131)
Balance as of March 31, 2024	$524	$—	$29,656	$(140,512)	$48,676	$(32,907)	$(94,563)	$—	$(94,563)

Balance as of December 31, 2022	$—	$133,018	$—	$—	$—	$(34,129)	$98,889	$—	$98,889
Net income	—	21,720	—	—	—	—	21,720	—	21,720
Other comprehensive income	—	—	—	—	—	267	267	—	267
BCE Disposition	—	—	—	—	—	—	—	—	—
Comprehensive income	—	—	—	—	—	—	21,987	—	21,987
Net decrease in Sphere Entertainment Co. Investment	—	(77,373)	—	—	—	—	(77,373)	—	(77,373)
Balance as of March 31, 2023	$—	$77,365	$—	$—	$—	$(33,862)	$43,503	$—	$43,503

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF (DEFICIT) EQUITY (Unaudited)
(in thousands)

	Common Stock	Sphere Entertainment Co. Investment	Additional Paid- Capital	Treasury Stock	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Total Madison Square Garden Entertainment Corp. Stockholders’ (Deficit) Equity	Nonredeemable Noncontrolling Interest	Total (Deficit) Equity
Balance as of June 30, 2023	$519	$—	$17,727	$(25,000)	$(28,697)	$(34,021)	$(69,472)	$—	$(69,472)
Net income	—	—	—	—	77,373	—	77,373	—	77,373
Other comprehensive income	—	—	—	—	—	1,114	1,114	—	1,114
Comprehensive income	—	—	—	—	—	—	78,487	—	78,487
Share-based compensation	—	—	26,186	—	—	—	26,186	—	26,186
Tax withholding associated with shares issued for share-based compensation	5	—	(13,383)	—	—	—	(13,378)	—	(13,378)
Stock repurchases, inclusive of tax	—	—	(874)	(115,512)	—	—	(116,386)	—	(116,386)
Balance as of March 31, 2024	$524	$—	$29,656	$(140,512)	$48,676	$(32,907)	$(94,563)	$—	$(94,563)

Balance as of June 30, 2022	$—	$33,265	$—	$—	$—	$(34,740)	$(1,475)	$(114)	$(1,589)
Net income	—	101,080	—	—	—	—	101,080	(553)	100,527
Other comprehensive income	—	—	—	—	—	878	878	—	878
BCE disposition	—	—	—	—	—	—	—	667	667
Comprehensive income	—	—	—	—	—	—	101,958	114	102,072
Net increase in Sphere Entertainment Co. Investment	—	(56,980)	—	—	—	—	(56,980)	—	(56,980)
Balance as of March 31, 2023	$—	$77,365	$—	$—	$—	$(33,862)	$43,503	$—	$43,503

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
MSG Entertainment Distribution
On April 20, 2023 (the “MSGE Distribution Date”), Sphere Entertainment Co. (together with its subsidiaries, as applicable, “Sphere Entertainment”), distributed approximately 67% of the outstanding common stock of the Company to its stockholders (the “MSGE Distribution”), with Sphere Entertainment retaining approximately 33% of the outstanding common stock of the Company in the form of Class A common stock, $0.01 par value per share (“Class A Common Stock”) immediately following the MSGE Distribution. As a result, the Company became an independent publicly traded company on April 21, 2023 through the MSGE Distribution. Following the completion of the secondary offering by Sphere Entertainment of the Company’s Class A Common Stock on September 22, 2023, Sphere Entertainment no longer owns any of the Company’s outstanding common stock. See Note 1. Description of Business and Basis of Presentation to the Company’s audited consolidated and combined financial statements and notes thereto as of June 30, 2023 and 2022 and for the three years ended June 30, 2023, 2022 and 2021 (the “Audited Consolidated and Combined Annual Financial Statements”) included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2023 filed with the Securities and Exchange Commission (the “SEC”) on August 18, 2023 (the “2023 Form 10-K”) for more information regarding the MSGE Distribution.
Basis of Presentation
The Company reports on a fiscal year basis ending on June 30th (“Fiscal Year”). In these unaudited condensed consolidated and combined financial statements, the years ending and ended on June 30, 2024 and 2023, respectively, are referred to as “Fiscal Year 2024” and “Fiscal Year 2023,” respectively.
The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and Article 10 of Regulation S-X of the SEC, and should be read in conjunction with the Company’s Audited Consolidated and Combined Annual Financial Statements.
Subsequent to the MSGE Distribution, the Company’s balance sheets as of March 31, 2024 and June 30, 2023 and the statements of operations for the three and nine months ended March 31, 2024 are presented on a consolidated basis, as the Company became a standalone public company on April 21, 2023. The Company’s financial statements prior to April 21, 2023 that are included in the results of operations for the three and nine months ended March 31, 2023 were prepared on a stand-alone basis derived from the consolidated financial statements and accounting records of Sphere Entertainment. These financial statements reflect the combined historical results of operations, financial position and cash flows of the Company in accordance with GAAP and SEC Staff Accounting Bulletin Topic 1-B, Allocation of Expenses and Related Disclosure in Financial Statements of Subsidiaries, Divisions or Lesser Business Components of Another Entity, and Article 10 of Regulation S-X of the SEC for interim financial information. References to GAAP issued by the Financial Accounting Standards Board (“FASB”) in these footnotes are to the FASB Accounting Standards Codification, also referred to as “ASC.”
Management believes the assumptions underlying the combined financial statements, including the assumptions regarding allocating general corporate expenses, are reasonable. Nevertheless, the combined financial statements may not include all of the actual expenses that would have been incurred by the Company and may not reflect its combined results of operations, financial position and cash flows had it been a stand-alone company during the periods presented on a combined basis. Actual costs that would have been incurred if the Company had been a stand-alone company would depend on multiple factors, including organizational structure and strategic decisions made in various areas, including information technology and infrastructure. The Company is unable to quantify the amounts that it would have recorded during the historical periods on a stand-alone basis. See Note 17. Related Party Transactions in

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED)
the Audited Consolidated and Combined Annual Financial Statements for further details regarding allocations of certain costs from the Company to Sphere Entertainment.
In the opinion of the Company, the accompanying financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of March 31, 2024 and its results of operations for the three and nine months ended March 31, 2024 and 2023 and cash flows for the nine months ended March 31, 2024, and 2023. The condensed consolidated balance sheets were derived from the Audited Consolidated and Combined Annual Financial Statements but do not contain all of the footnote disclosures from the Audited Consolidated and Combined Annual Financial Statements.
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
Reclassifications
For purposes of comparability, certain prior period amounts have been reclassified to conform to the current year presentation in accordance with GAAP. The accompanying unaudited condensed consolidated and combined financial information for the three and nine-month periods ended March 31, 2024, and 2023 have been revised to change the presentation of our revenue and direct operating expenses from an aggregated to a disaggregated basis.
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

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED)
C. Revenue Recognition and Direct Operating Expenses
The following reflects an update to the Company’s comprehensive revenue recognition and direct operating expense accounting policies to align with the disaggregation of revenue and direct operating expenses as presented on the condensed consolidated and combined statements of operations.
The Company generates revenue from the provision of services and sale of tangible products, as well as leasing transactions. Revenues are presented under these three categories in the condensed consolidated and combined statements of operations, as described below.
Service revenue, presented as “Revenues from entertainment offerings” primarily includes:
•Ticket sales and other ticket-related revenue
•Venue license fees for events held at the Company’s venues that the Company does not produce or promote/co-promote
•Sponsorship and signage
•Suite licenses and single night suite rentals
•Advertising commissions and related service fees
•Commissions related to the sale of merchandise for which the Company is not the principal in the underlying transaction
Direct operating expenses related to the provision of services and leasing, presented as “Entertainment offerings, arena license fees, and other leasing direct operating expenses”, primarily include:(a)
•Event production costs including direct personnel expenses
•Venue operations and infrastructure costs (a)
•Venue rental costs for venues not owned by the Company
•Sponsorship and signage fulfillment costs
•Contractual revenue sharing expenses related to suite licenses and certain internal signage
•Event-related marketing and advertising costs
Product revenue, presented as “Food, beverage, and merchandise revenues”, includes:
•Sales of food and beverage during events held at the Company’s venues
•Sales of the Company’s merchandise at the Company’s venues and via traditional retail channels
Direct operating expenses related to the sale of products, presented as “Food, beverage, and merchandise direct operating expenses” include:
•Costs of goods sold including direct personnel expenses
•Contractual revenue sharing expenses related to food and beverage sold at events held by Madison Square Garden Sports Corp. (together with its subsidiaries, as applicable, “MSG Sports”) at The Garden
Lease revenue, presented as “Arena license fees and other leasing revenue”, includes:
•Rental fees related to the arena license agreements that require the Knicks and the Rangers to play their home games at The Garden (the “Arena License Agreements”) with MSG Sports
•Sublease income
_________________
(a)    Venue operations and infrastructure costs are not specifically allocated to each revenue category, but are instead attributed in their entirety to service revenue, which is the Company’s principal revenue category. Leasing direct operating expenses materially consist of venue operations and infrastructure costs. As a result, the Company combines service and leasing direct operating expenses within “Entertainment offerings, arena license fees, and other leasing direct operating expenses” for presentation purposes.
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
Production Costs for the Company’s Original Productions
The Company defers certain costs of productions such as creative design, scenery, wardrobes, rehearsal and other related costs for the Company’s proprietary shows. Deferred production costs are amortized on a straight-line basis over the course of a production’s performance period using the expected life of a show’s assets and are recorded as a component of Entertainment offerings, arena license fees, and other leasing direct operating expenses on the Company’s condensed consolidated and combined statement of

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED)
operations. Deferred production costs are subject to recoverability assessments whenever there is an indication of potential impairment.
Revenue Sharing Expenses
Revenue sharing expenses are determined based on contractual agreements between the Company and MSG Sports, primarily related to suite licenses, certain internal signage and in-venue food and beverage sales and are recorded as a component of Entertainment offerings, arena license fees, and other leasing direct operating expenses on the Company’s condensed consolidated and combined statement of operations.
D. Recently Issued and Adopted Accounting Pronouncements
Recently Issued Accounting Pronouncements
In November 2023, the FASB issued Accounting Standards Update (“ASU”) No. 2023-07, Improvement to Reportable Segment Disclosures. This ASU aims to improve segment disclosures through enhanced disclosures about significant segment expenses. The standard requires disclosure of significant expense categories and amounts for such expenses, including those segment expenses that are regularly provided to the chief operating decision maker, easily computable from information that is regularly provided, or significant expenses that are expressed in a form other than actual amounts. This standard will be effective for the Company in Fiscal Year 2025 and is required to be applied retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the impact of the additional disclosure requirements on the Company’s condensed consolidated and combined financial statements.
In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, a final standard on improvements to income tax disclosures which applies to all entities subject to income taxes. The standard requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The standard is intended to benefit investors by providing more detailed income tax disclosures that would be helpful to understand an entity’s exposure to potential changes in jurisdictional tax legislation and the ensuing risks and opportunities, assess income tax information that affects cash flow forecasts and capital allocation decisions, and identify potential opportunities to increase future cash flows. This standard will be effective for the Company in Fiscal Year 2026 and should be applied prospectively. The Company is currently evaluating the impact of the additional disclosure requirements on the Company’s condensed consolidated and combined financial statements.
Note 3. Dispositions
The Company has not had any dispositions during Fiscal Year 2024.
Disposition of Our Interest in Boston Calling Events
The Company entered into an agreement on December 1, 2022 to sell its controlling interest in BCE. The transaction closed on December 2, 2022, resulting in a total gain on sale of $8,744, net of transaction costs. BCE meets the definition of a business under SEC Regulation S-X Rule 11-01(d)-1 and ASC Topic 805 — Business Combinations. The BCE Disposition did not represent a strategic shift with a major effect on the Company’s operations, and as such, has not been reflected as a discontinued operation under ASC Subtopic 205-20 — Discontinued Operations. The gain on the BCE Disposition was recorded in (Loss) gains, net on dispositions in the condensed consolidated and combined statements of operations.
Disposition of Corporate Aircraft
On December 30, 2022, the Company sold its owned aircraft for $20,375. In connection with the sale, the Company recognized a loss of $4,383, net of transaction costs. The loss on the aircraft disposition was recorded in (Loss) gains, net on dispositions in the condensed combined statements of operations.
Note 4. Revenue Recognition
Contracts with Customers
All revenue recognized in the condensed consolidated and combined statements of operations is considered to be revenue from contracts with customers in accordance with ASC Topic 606, Revenue From Contracts with Customers, except for revenues from the Arena License Agreements, leases and subleases that are accounted for in accordance with ASC Topic 842, Leases.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED)
Disaggregation of Revenue
The following table disaggregates the Company’s revenue by major source based upon the timing of satisfaction of the Company’s performance obligations to the customer for the three and nine months ended March 31, 2024 and 2023:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2024	2023	2024	2023
Event-related offerings (a)	$113,165	$95,634	$501,211	$432,729
Sponsorship, signage, and suite licenses (b)	68,695	64,079	182,339	172,708
Other (c)	9,741	9,501	24,854	31,306
Total revenues from contracts with customers	191,601	169,214	708,404	636,743
Arena license fees and other leasing revenue	36,712	32,015	64,787	66,818
Total revenues	$228,313	$201,229	$773,191	$703,561
_________________
(a)    Event-related and entertainment offerings revenues are recognized at a point in time.
(b)    See Note 2. Summary of Significant Accounting Policies and Note 4. Revenue Recognition, included in the Company’s Audited Consolidated and Combined Annual Financial Statements for further details on the pattern of recognition of sponsorship, signage, and suite license revenues.
(c)    Primarily consists of (i) revenues from sponsorship sales and representation agreements with MSG Sports and (ii) advertising commission revenues recognized under the advertising sales representation agreement (the “Networks Advertising Sales Representation Agreement”) between the Company and Sphere Entertainment’s subsidiary, MSGN Holdings, L.P. (“MSG Networks”). The Networks Advertising Sales Representation Agreement was terminated as of December 31, 2022.
In addition to the disaggregation of the Company’s revenue by major source as disclosed above, the following table disaggregates the Company’s revenues by revenue category in accordance with the required entity-wide disclosure requirements of ASC Subtopic 280-10-50-38 to 40, Segment Reporting, and the disaggregation of revenue required disclosures in accordance with ASC Subtopic 606-10-50-5, Revenue From Contracts with Customers-Overall-Disclosures, for the three and nine months ended March 31, 2024 and 2023.

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2024	2023	2024	2023
Ticketing and venue license fee revenues (a)	$64,859	$48,179	$361,458	$304,637
Sponsorship and signage, suite, and advertising commission revenues (b)	80,269	79,493	214,873	216,788
Food, beverage, and merchandise revenues	45,380	39,954	127,379	112,412
Other	1,093	1,588	4,694	2,906
Total revenues from contracts with customers	191,601	169,214	708,404	636,743
Arena license fees and other leasing revenue	36,712	32,015	64,787	66,818
Total revenues	$228,313	$201,229	$773,191	$703,561
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
Contract Balances
The following table provides information about the opening and closing contract balances from the Company’s contracts with customers as of March 31, 2024 and June 30, 2023:

	As of
	March 31, 2024	June 30, 2023
Receivables from contracts with customers, net (a)	$110,480	$69,295
Contract assets, current (b)	$8,584	$11,254
Deferred revenue, including non-current portion (c)	$251,270	$226,029
    ________________
(a)    Receivables from contracts with customers, net, which are reported in Accounts receivable, net and Related party receivables, current in the Company’s

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED)
condensed consolidated balance sheets, represent the Company’s unconditional rights to consideration under its contracts with customers. As of March 31, 2024 and June 30, 2023, the Company’s receivables from contracts with customers above included $4,309 and $5,397, respectively, related to various related parties. See Note 14. Related Party Transactions for further details on related party arrangements.
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
(c)    Deferred revenue primarily relates to the Company’s receipt of consideration from customers in advance of the Company’s transfer of goods or services to the customers. Deferred revenue is reduced and the related revenue is recognized once the underlying goods or services are transferred to a customer. Revenue recognized for the three and nine months ended March 31, 2024 relating to the deferred revenue balance as of June 30, 2023 was $23,006 and $158,715, respectively.
Transaction Price Allocated to the Remaining Performance Obligations
As of March 31, 2024, the Company’s remaining performance obligations under contracts were approximately $493,000, of which 43% is expected to be recognized over the next two years and an additional 57% of the balance is expected to be recognized thereafter. This primarily relates to performance obligations under sponsorship and suite license agreements that have original expected durations longer than one year and for which the consideration is not variable. In developing the estimated revenue, the Company applies the allowable practical expedient and does not disclose information about remaining performance obligations that have original expected durations of one year or less.
Note 5. Restructuring Charges
During the nine months ended March 31, 2024, the Company recorded restructuring charges related to termination benefits for certain corporate executives and employees. The Company recorded restructuring charges of $2,362 and $14,803 for the three and nine months ended March 31, 2024, respectively, inclusive of $0 and $6,788, respectively, of share-based compensation expenses, which are accrued in accounts payable, accrued and other current liabilities and additional paid-in capital on the condensed consolidated balance sheet. The Company recorded restructuring charges of $2,461 and $9,820, net of contributory credits from the Company to Sphere Entertainment for the Company’s corporate employees, during the three and nine months ended March 31, 2023, respectively. Restructuring charges are inclusive of $0 and $2,293 of share-based compensation expenses for the three and nine months ended March 31, 2023, respectively. Changes to the Company’s restructuring liability through March 31, 2024 were as follows:

Restructuring Liability
June 30, 2023	$2,530
Restructuring charges (excluding share-based compensation expense)	11,378
Payments	(3,130)
March 31, 2024	$10,778
Note 6. Investments
As of March 31, 2024, the Company held an investment in Townsquare Media, Inc. (“Townsquare”) and as of June 30, 2023, also held an investment in DraftKings Inc. (“DraftKings”), which was subsequently sold during the first quarter of Fiscal Year 2024.
•    Townsquare is a media, entertainment and digital marketing solutions company that is listed on the New York Stock Exchange (“NYSE”) under the symbol “TSQ.”
•    DraftKings is a fantasy sports contest and sports gambling provider that is listed on the NASDAQ Stock Market (“NASDAQ”) under the symbol “DKNG.”
•    Other equity investments held in trust under the Company’s Executive Deferred Compensation Plan. Refer to Note 11. Pension Plans and Other Postretirement Benefit Plans for further details regarding the plan
On March 1, 2024, the Company converted all shares of Class C common stock of Townsquare into an equal number of shares of Class A common stock of Townsquare, subject to restrictions set forth in Townsquare’s certificate of incorporation. The fair value of the Company’s investments in Class A common stock of Townsquare and Class A common stock of DraftKings is determined based on quoted market prices in active markets on the NYSE and NASDAQ, respectively, which are classified within Level I of the fair value hierarchy.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED)
The carrying fair value of these investments, which is reported under Other non-current assets in the accompanying condensed consolidated balance sheets as of March 31, 2024 and June 30, 2023, is as follows:

		As of
	Ownership Percentage as of March 31, 2024	March 31, 2024	June 30, 2023
Equity investments with readily determinable fair values:
Townsquare Class A common stock		$18,755	$6,945
Townsquare Class C common stock		—	13,399
DraftKings Class A common stock		—	11,297
Other equity investments with readily determinable fair values held in trust under the Company’s Executive Deferred Compensation Plan		4,566	2,954
Equity method investments:
Crown Properties Collection(a)	8%	51	—
Equity investments without readily determinable fair values		596	475
Total investments		$23,968	$35,070
_______________
(a)    In March 2024, the Company paid $51 for an 8.3% investment in Oak View Group’s Crown Properties Collection, LLC ("CPC"). The investment in CPC is accounted for as an equity method investment, with MSGE's share of CPC results recorded on a three‐month lag. The impact of recording results on a three-month lag is not material.
The following table summarizes the realized and unrealized gain (loss) on equity investments with readily determinable fair value, which is reported in Other income (expense), net for the three and nine months ended March 31, 2024 and 2023:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2024	2023	2024	2023
Unrealized gain (loss) — Townsquare	$717	$2,406	$(1,589)	$(609)
Unrealized gain — DraftKings	—	5,104	—	4,916
Unrealized gain — Executive Deferred Compensation Plan	233	129	432	135
Realized gain from shares sold — DraftKings	—	214	1,548	1,703
Total realized and unrealized gain	$950	$7,853	$391	$6,145
Supplemental information on realized gain:
Shares of common stock sold — DraftKings	—	29	425	229
Cash proceeds from common stock sold — DraftKings	$—	$550	$12,844	$4,369
Note 7. Property and Equipment, Net
As of March 31, 2024 and June 30, 2023, property and equipment, net consisted of the following:

	As of
	March 31, 2024	June 30, 2023
Land	$62,768	$62,768
Buildings	1,010,034	999,205
Equipment, furniture, and fixtures	358,693	351,596
Leasehold improvements	105,885	105,877
Construction in progress (a)	31,971	2,828
Total Property and equipment	$1,569,351	$1,522,274
Less: accumulated depreciation and amortization	(933,337)	(893,386)
Property and equipment, net	$636,014	$628,888
_________________
(a)    In October 2023, the Company took possession of certain floors in the New York corporate office space and will be relocating from the space that the Company currently occupies to newly renovated office space within the same building. The Company was not involved in the design or construction of the new space for purposes of the Company’s build out prior to obtaining possession. The increase in construction in progress primarily relates to build out costs incurred after

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED)
possession. Upon obtaining possession of the space, the Company recognized an additional lease obligation of $96,334 and a right-of-use (“ROU”) lease asset of $88,602, net of tenant improvement incentives received on the possession date. While lease payments under the new lease agreement will be recognized as a lease expense on a straight-line basis over the lease term, the Company will begin paying full rent starting in the second half of Fiscal Year 2026 due to certain tenant incentives included in the arrangement. Base rent payments will increase every five years beginning in Fiscal Year 2031 in accordance with the terms of the lease. In January 2024, the Company recognized an additional lease obligation and ROU lease asset of $5,408 as the Company took possession of additional space in the New York corporate office.
The Company recorded depreciation expense on property and equipment of $13,182 and $39,972 for the three and nine months ended March 31, 2024, respectively, and $14,798 and $45,615 for the three and nine months ended March 31, 2023, respectively, which is recognized in Depreciation and amortization in the condensed consolidated and combined statements of operations.
Note 8. Goodwill and Intangible Assets
As of March 31, 2024 and June 30, 2023, the carrying amount of goodwill was $69,041.
The Company’s indefinite-lived intangible assets as of March 31, 2024 and June 30, 2023 were as follows:

	As of
	March 31, 2024	June 30, 2023
Trademarks	$61,881	$61,881
Photographic related rights	1,920	1,920
Total indefinite-lived intangible assets	$63,801	$63,801
During the first quarter of Fiscal Year 2024, the Company performed its annual impairment test of goodwill and indefinite-lived intangible assets and determined that there were no impairments of goodwill and indefinite-lived intangibles identified as of the impairment test date.
No amortization expense was recognized in the three and nine months ended March 31, 2024 for definite lived intangible assets as a result of the disposition of the related assets in connection with the BCE Disposition on December 2, 2022. The Company recorded amortization expense on definite lived intangible assets of $0 and $754 for the three and nine months ended March 31, 2023, respectively, which is recognized in Depreciation and amortization in the condensed consolidated and combined statements of operations.
Note 9. Commitments and Contingencies
Commitments
See Note 11. Commitments and Contingencies, included in the Company’s Audited Consolidated and Combined Annual Financial Statements for details on the Company’s commitments. The Company’s commitments as of June 30, 2023 included a total of $926,466 (primarily related to contractual obligations).
During the nine months ended March 31, 2024, the Company did not have any material changes in its non-cancelable contractual obligations (other than activities in the ordinary course of business). See Note 10. Credit Facilities for details of the principal repayments required under the Company’s credit facilities.
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
Note 10. Credit Facilities
See Note 12. Credit Facilities, included in the Company’s Audited Consolidated and Combined Annual Financial Statements for more information regarding the Company’s credit facilities. The following table summarizes the presentation of the outstanding balances under the Company’s credit and other debt agreements as of March 31, 2024 and June 30, 2023:

	As of
	March 31, 2024	June 30, 2023
Current Portion
National Properties Term Loan Facility	$16,250	$16,250
Current portion of long-term debt	$16,250	$16,250

	As of
	March 31, 2024			June 30, 2023
	Principal	Unamortized Deferred Financing Costs	Net	Principal	Unamortized Deferred Financing Costs	Net
Non-current Portion
National Properties Term Loan Facility	$613,437	$(10,424)	$603,013	$625,625	$(12,845)	$612,780
National Properties Revolving Credit Facility	—	(545)	(545)	17,100	—	17,100
Other debt	—	—	—	304	—	304
Long-term debt, net of deferred financing costs	$613,437	$(10,969)	$602,468	$643,029	$(12,845)	$630,184
National Properties Facilities
General. MSG National Properties, LLC (“MSG National Properties”), MSG Entertainment Holdings and certain subsidiaries of MSG National Properties are party to a credit agreement dated June 30, 2022 (as amended, the “National Properties Credit Agreement”) with JP Morgan Chase Bank, N.A., as administrative agent and the lenders and L/C issuers party thereto, providing for a five-year, $650,000 senior secured term loan facility (the “National Properties Term Loan Facility”) and a five-year, $100,000 revolving credit facility (the “National Properties Revolving Credit Facility” and, together with the National Properties Term Loan Facility, the “National Properties Facilities”). On September 15, 2023, the National Properties Credit Agreement was amended to, among other things, increase the National Properties Revolving Credit Facility by $50,000 to $150,000. Up to $25,000 of the National Properties Revolving Credit Facility is available for the issuance of letters of credit. As of March 31, 2024, outstanding letters of credit were $17,726 and the remaining balance available under the National Properties Revolving Credit Facility was $132,274.
Interest Rates. Borrowings under the current National Properties Facilities bear interest at a floating rate, which at the option of MSG National Properties may be either (a) a base rate plus an applicable margin ranging from 1.50% to 2.50% per annum, determined based on the total leverage ratio of MSG National Properties and its restricted subsidiaries (the “National Properties Base Rate”), or (b) adjusted Term SOFR (i.e., Term SOFR plus 0.10%) plus an applicable margin ranging from 2.50% to 3.50% per annum, determined based on the total leverage ratio of MSG National Properties and its restricted subsidiaries (the “National Properties SOFR Rate”). The National Properties Credit Agreement requires MSG National Properties to pay a commitment fee ranging from 0.30% to 0.50% in respect of the daily unused commitments under the National Properties Revolving Credit Facility. MSG National Properties is also required to pay customary letter of credit fees, as well as fronting fees, to banks that issue letters of credit pursuant to the National Properties Credit Agreement. The interest rate on the National Properties Facilities as of March 31, 2024 was 7.93%.
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
Covenants. The National Properties Credit Agreement includes financial covenants requiring MSG National Properties and its restricted subsidiaries to maintain a specified minimum liquidity level, a specified minimum debt service coverage ratio and specified maximum total leverage ratio. The minimum liquidity level is set at $50,000, and is tested based on the level of average daily liquidity, consisting of cash and cash equivalents and available revolving commitments, over the last month of each quarter over the life of the National Properties Facilities. The debt service coverage ratio covenant began testing in the fiscal quarter ended December 31, 2022, and is set at a ratio of 2:1 before stepping up to 2.5:1 in the fiscal quarter ending September 30, 2024. The leverage ratio covenant began testing in the fiscal quarter ended June 30, 2023. It is tested based on the ratio of MSG National Properties and its restricted subsidiaries’ consolidated total indebtedness to adjusted operating income, with an initial maximum ratio of 6:1, stepping down to 5.5:1 in the fiscal quarter ending June 30, 2024 and 4.5:1 in the fiscal quarter ending June 30, 2026. As of March 31, 2024, MSG National Properties and its restricted subsidiaries were in compliance with the covenants of the National Properties Credit Agreement.
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
Interest payments and loan principal repayments made by the Company under the National Properties Credit Agreement were as follows:

	Interest Payments		Principal Repayments
	Nine Months Ended		Nine Months Ended
	March 31,		March 31,
	2024	2023	2024	2023
National Properties Facilities	$40,742	$35,283	$102,288	$6,063
The carrying value and fair value of the Company’s debt reported in the accompanying condensed consolidated balance sheets were as follows:

	As of
	March 31, 2024		June 30, 2023
	Carrying Value (a)	Fair Value	Carrying Value (a)	Fair Value
Liabilities:
National Properties Facilities	$629,687	$620,242	$658,975	$655,509
Other debt	—	—	304	304
Total Long-term debt	$629,687	$620,242	$659,279	$655,813
________________
(a)    The total carrying value of the Company’s debt as of March 31, 2024 and June 30, 2023 is equal to the current and non-current principal payments for the

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED)
Company’s credit agreements excluding unamortized deferred financing costs of $10,969 and $12,845, respectively.
The Company’s long-term debt is classified within Level II of the fair value hierarchy as it is valued using quoted indices of similar instruments for which the inputs are readily observable.
Note 11. Pension Plans and Other Postretirement Benefit Plans
Prior to the MSGE Distribution, Sphere Entertainment sponsored both funded and unfunded and qualified and non-qualified defined benefit plans (the “Pension Plans”), as well as a postretirement benefit plan (the “Postretirement Plan”), covering certain full-time employees and retirees of the Company. In connection with the MSGE Distribution, the sponsorship of the Pension Plans and Postretirement Plan was transferred to the Company. See Note 13. Pension Plans and Other Postretirement Benefit Plans, included in the Company’s Audited Consolidated and Combined Annual Financial Statements for more information regarding the Pension Plans, Postretirement Plan, the Madison Square Garden 401(k) Savings Plans, together with the associated excess savings plan, and the Madison Square Garden 401(k) Union Plan.
Defined Benefit Pension Plans and Other Postretirement Benefit Plans
The following table presents components of net periodic benefit cost (benefit) for the Pension Plans and Postretirement Plan included in the accompanying condensed consolidated and combined statements of operations for the three and nine months ended March 31, 2024 and 2023. Service cost is recognized in direct operating expenses and selling, general and administrative expenses. All other components of net periodic benefit cost (benefit) are reported in Other income (expense), net.

	Pension Plans		Postretirement Plan
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2024	2023	2024	2023
Service cost	$17	$30	$6	$8
Interest cost	1,469	927	24	11
Expected return on plan assets	(1,090)	(1,504)	—	—
Recognized actuarial loss	450	314	—	9
Net periodic cost (benefit)	$846	$(233)	$30	$28

	Pension Plans		Postretirement Plan
	Nine Months Ended		Nine Months Ended
	March 31,		March 31,
	2024	2023	2024	2023
Service cost	$51	$90	$18	$24
Interest cost	4,407	2,781	72	33
Expected return on plan assets	(3,273)	(4,512)	—	—
Recognized actuarial loss	1,350	1,036	—	27
Net periodic cost (benefit)	$2,535	$(605)	$90	$84
Contributions for Qualified Defined Benefit Pension Plans
During the three and nine months ended March 31, 2024, the Company contributed $0 and $12,250 to the Cash Balance Pension Plan.
Defined Contribution Plans
For the three and nine months ended March 31, 2024 and 2023, expenses related to the Savings Plans and Union Savings Plan included in the accompanying condensed consolidated and combined statements of operations are as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2024	2023	2024	2023
Savings Plans	$1,526	$1,367	$5,825	$3,553
Union Savings Plan	$490	$371	$621	$409

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED)
Executive Deferred Compensation
See Note 13. Pension Plans and Other Postretirement Benefit Plans, included in the Company’s Audited Consolidated and Combined Annual Financial Statements for more information regarding the Company’s Executive Deferred Compensation Plan (the “Deferred Compensation Plan”). The Company recorded compensation expense of $233 and $432 for the three and nine months ended March 31, 2024, respectively, and $129 and $135 for the three and nine months ended March 31, 2023, respectively, within Selling, general, and administrative expenses to reflect the remeasurement of the Deferred Compensation Plan liability. In addition, the Company recorded gains of $233 and $432 for the three and nine months ended March 31, 2024 and $129 and $135 for the three and nine months ended March 31, 2023, respectively, within Other income (expense), net to reflect remeasurement of the fair value of assets under the Deferred Compensation Plan.
The following table summarizes amounts recognized related to the Deferred Compensation Plan in the condensed consolidated and combined balance sheets:

	As of
	March 31, 2024	June 30, 2023
Non-current assets (included in Other non-current assets)	$4,566	$2,954
Non-current liabilities (included in Other non-current liabilities)	$(4,593)	$(2,976)

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

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2024	2023	2024	2023
Share-based compensation expense (a)	$5,611	$8,014	$19,561	$21,979
Fair value of awards vested (b)	$2,004	$—	$31,155	$2,867
________________
(a)    The expense shown excludes $0 and $6,788 for the three and nine months ended March 31, 2024, respectively, and $0 and $2,293 for the three and nine months ended March 31, 2023, respectively, that was reclassified to Restructuring charges in the condensed consolidated and combined statements of operations as detailed in Note 5. Restructuring Charges.
(b)     To fulfill required statutory tax withholding obligations for the applicable income and other employment taxes, RSUs and PSUs with an aggregate value of $993 and $13,222, and $0 and $1,147 were retained by the Company during the three and nine months ended March 31, 2024 and 2023, respectively.
For the three and nine months ended March 31, 2024, weighted-average shares used in the calculation for diluted earnings per share (“EPS”) consisted of 48,447 and 48,883 shares of Class A Common Stock for basic EPS, respectively, and the dilutive effect of 338 and 208 shares of Class A Common Stock issuable, respectively, under share-based compensation plans. For the three and nine months ended March 31, 2024, weighted-average anti-dilutive shares primarily consisted of approximately 540 RSUs and stock options, and were excluded in the calculation of diluted EPS because their effect would have been anti-dilutive.
On April 20, 2023, 51,768 shares of Class A Common Stock were distributed to Sphere Entertainment stockholders in the MSGE Distribution. This share amount is being utilized for the calculation of basic and diluted loss per share of Class A Common Stock attributable to the Company’s stockholders for the three and nine months ended March 31, 2023 because the Company was not a standalone public company prior to the MSGE Distribution.
As of March 31, 2024, there was $33,914 of unrecognized compensation cost related to unvested RSUs and PSUs held by the Company’s direct employees. The cost is expected to be recognized over a weighted-average period of approximately 2.0 years.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED)
Award Activity
RSUs
During the nine months ended March 31, 2024 and March 31, 2023, 624 and 66 RSUs were granted and 688 and 40 RSUs vested, respectively.
PSUs
During the nine months ended March 31, 2024 and March 31, 2023, 506 and 60 PSUs were granted and 273 and 11 PSUs vested, respectively.
Note 13. Stockholders’ Equity
Stock Repurchase Program
On March 29, 2023, the Company’s Board of Directors authorized a share repurchase program to repurchase up to $250,000 of the Company’s Class A Common Stock (the “Stock Repurchase Program”). Pursuant to the Stock Repurchase Program, shares of Class A Common Stock may be purchased from time to time in open market or private transactions, block trades or such other manner as the Company may determine in accordance with applicable insider trading and other securities laws and regulations. The timing and amount of purchases will depend on market conditions and other factors. For the nine months ended March 31, 2024, the Company repurchased 3,525 shares of Class A Common Stock for $115,512. As of March 31, 2024, the Company had approximately $110,000 remaining available for repurchases.
Accumulated Other Comprehensive Loss
The following table details the components of accumulated other comprehensive loss:

	Pension Plans and Postretirement Plan
	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2024	2023	2024	2023
Balance at beginning of period	$(33,279)	$(34,129)	$(34,021)	$(34,740)
Other comprehensive income:
Amounts reclassified from accumulated other comprehensive loss (a)	450	323	1,350	1,063
Income tax expense	(78)	(56)	(236)	(185)
Other comprehensive income, net of income taxes	372	267	1,114	878
Balance at end of period	$(32,907)	$(33,862)	$(32,907)	$(33,862)
________________
(a)    Amounts reclassified from accumulated other comprehensive loss represent the amortization of net actuarial loss included in net periodic benefit cost, which is reflected under Other income (expense), net in the accompanying condensed consolidated and combined statements of operations (see Note 11. Pension Plans and Other Postretirement Benefit Plans).
Note 14. Related Party Transactions
As of March 31, 2024, members of the Dolan family, for purposes of Section 13(d) of the Securities Exchange Act of 1934, as amended, and members of the Dolan family including trusts for the benefit of members of the Dolan family (collectively, the “Dolan Family Group”) collectively beneficially owned 100% of the Company’s outstanding Class B Common Stock, $0.01 par value per share (“Class B Common Stock”) and approximately 3.9% of the Company’s outstanding Class A Common Stock (inclusive of options exercisable within 60 days of March 31, 2024). Such shares of Class A Common Stock and Class B Common Stock, collectively, represent approximately 63.7% of the aggregate voting power of the Company’s outstanding common stock. Members of the Dolan Family Group are also the controlling stockholders of Sphere Entertainment, MSG Sports, and AMC Networks Inc.
See Note 17. Related Party Transactions, included in the Company’s Audited Consolidated and Combined Annual Financial Statements for a description of the Company’s current related party arrangements. There have been no material changes in such related party arrangements except as described below.
The Company has also entered into a commercial agreement with CPC, under which CPC provides sponsorship sales services. The Company recorded commission expense of $854 and $1,013 for the three and nine months ended March 31, 2024, respectively. and did not record any commission expense for three and nine months ended March 31, 2023 as the arrangement was not yet in place

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED)
during those periods. As of March 31, 2024 and June 30, 2023, prepaid expenses associated with this arrangement were $4,237 and $0, respectively, and are reported under Prepaid expenses and other current assets in the accompanying condensed consolidated balance sheets.
From time to time the Company enters into arrangements with 605, LLC (“605”). James L. Dolan, the Company’s Executive Chairman, Chief Executive Officer and a director, and his spouse, Kristin A. Dolan, owned 605 until September 13, 2023. Kristin A. Dolan is also the founder and was the Chief Executive Officer of 605. 605 provides audience measurement and data analytics services to the Company and its subsidiaries in the ordinary course of business. In August 2022, a subsidiary of Sphere Entertainment entered into a three-year agreement with 605, valued at $750, covering several customer analysis projects per year in connection with events held at our venues, which was assigned to the Company in connection with the MSGE Distribution. Pursuant to this arrangement, the Company recognized $0 and $34 of expense for the three and nine months ended March 31, 2024, respectively, and $68 and $204 of expense for the three and nine months ended March 31, 2023, respectively. On September 13, 2023, 605 was sold to iSpot.tv, and James L. Dolan and Kristin A. Dolan now hold a minority interest in iSpot.tv. As a result, as of September 13, 2023, 605 is no longer considered to be a related party.
During Fiscal Year 2023 and the first quarter of Fiscal Year 2024, MSG Sports made market rate interest-bearing advances to the Company in connection with the construction of new premium hospitality suites at The Garden. The advances were fully repaid (including interest) in the second quarter of Fiscal Year 2024. As of March 31, 2024 and June 30, 2023, the other debt balance was $0 and $304, respectively.
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
Revenues and Operating Expenses
The following table summarizes the composition and amounts of the transactions with the Company’s affiliates. The significant components of these amounts are discussed below. These amounts are reflected in revenues and operating expenses in the accompanying condensed consolidated and combined statements of operations for the three and nine months ended March 31, 2024 and 2023:

	Three Months		Nine Months Ended
	March 31,		March 31,
	2024	2023	2024	2023
Revenues	$46,396	$41,594	$85,185	$96,805
Operating expenses (credits):
Revenue sharing expenses	$8,521	$7,353	$15,988	$15,639
Reimbursement under Arena License Arrangements	(10,959)	(8,911)	(19,266)	(18,761)
Cost reimbursement from MSG Sports	(9,483)	(9,789)	(28,871)	(28,781)
Cost reimbursement from Sphere Entertainment (after April 20, 2023) and Corporate allocations to Sphere Entertainment (before April 20, 2023)	(27,494)	(40,794)	(84,171)	(114,761)
Other operating expenses, net	1,266	327	4,120	3,682
Total operating expenses (credits), net (a)	$(38,149)	$(51,814)	$(112,200)	$(142,982)
_________________
(a)    Of the total operating expenses (credits), net, $(1,661) and $895 for the three and nine months ended March 31, 2024, respectively, and $(804) and $(1,329) for the three and nine months ended March 31, 2023, respectively, are included in direct operating expenses in the accompanying condensed consolidated and combined statements of operations, and $(36,488) and $(113,095) for the three and nine months ended March 31, 2024, respectively, and $(51,010) and $(141,653) for the three and nine months ended March 31, 2023, respectively, are included in selling, general, and administrative expenses.
(b)    Other operating expenses, net, includes CPC professional expenses.
Revenues
The Company recorded $35,588 and $61,441 of revenues under the Arena License Agreements for the three and nine months ended March 31, 2024, respectively. In addition to the Arena License Agreements, during the three and nine months ended March 31, 2024, the Company’s revenues from related parties primarily reflected sponsorship sales and service representation agreements of $7,234

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED)
and $15,503, respectively, and merchandise sharing revenues of $2,789 and $5,087, respectively, with MSG Sports. The Company also earned sublease revenue from related parties of $761 and $2,258 during the three and nine months ended March 31, 2024, respectively.
The Company recorded $31,163 and $64,312 of revenues under the Arena License Agreements for the three and nine months ended March 31, 2023, respectively. In addition, during the three and nine months ended March 31, 2023, the Company recorded revenues under sponsorship sales and service representation agreements of $7,079 and $15,643, respectively, and merchandise sharing revenues of $2,160 and $4,451, respectively, with MSG Sports. The Company recorded revenues under the Networks Advertising Sales Representation Agreement of $0 and $8,802 for the three and nine months ended March 31, 2023, respectively. The Networks Advertising Sales Representation Agreement was terminated effective as of December 31, 2022. As a result, after December 31, 2022, the Company no longer recognizes advertising sales commission revenue or the employee costs related to the Networks Advertising Sales Representation Agreement. The Company also earned sublease revenue from related parties of $716 and $2,100 during the three and nine months ended March 31, 2023, respectively.
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
During Fiscal Year 2023, Eden declared and paid dividends to Sphere Entertainment through a reduction of the loan receivable from Sphere Entertainment. During Fiscal Year 2023, no interest or principal payments were received by Eden. Instead, the accrued but unpaid interest was added to the outstanding principal amount of the loan. The cash flows related to this loan receivable for periods prior to the MSGE Distribution are reflected as investing activities, as these balances represent amounts loaned by the Company to Sphere Entertainment. The Company recorded related party interest income of $0 and $0 related to the Eden Loan Agreement in the three and nine months ended March 31, 2024, respectively, and $1,121 and $2,925 in the three and nine months ended March 31, 2023, respectively.
Note 15. Additional Financial Information
The following table provides a summary of the amounts recorded as cash, cash equivalents, and restricted cash:

	As of
	March 31, 2024	June 30, 2023
Cash and cash equivalents	$28,008	$76,089
Restricted cash	300	8,266
Total cash, cash equivalents, and restricted cash	$28,308	$84,355
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

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED)
Prepaid expenses and other current assets consisted of the following:

	As of
	March 31, 2024	June 30, 2023
Prepaid revenue sharing expense	$42,530	$42,774
Other prepaid expenses	29,383	15,814
Current contract assets	8,584	11,254
Inventory (a)	4,314	2,557
Other	4,429	5,163
Total prepaid expenses and other current assets	$89,240	$77,562
_________________
(a)    Inventory is mostly comprised of food and liquor for venues.
Other non-current assets consisted of the following:

	As of
	March 31, 2024	June 30, 2023
Unbilled lease receivable (a)	$96,689	$67,325
Investments (b)	23,968	35,070
Deferred costs	3,984	4,120
Other	1,841	1,841
Total other non-current assets	$126,482	$108,356
_________________
(a)    Unbilled lease receivable relates to the amounts recorded under the Arena License Agreement.
(b)     See Note 6. Investments for more information on long-term investments.
Accounts payable, accrued and other current liabilities consisted of the following:

	As of
	March 31, 2024	June 30, 2023
Accounts payable	$23,498	$15,628
Accrued payroll and employee related liabilities	61,810	64,532
Cash due to promoters	69,658	90,538
Accrued expenses	50,110	44,027
Total accounts payable, accrued and other current liabilities	$205,076	$214,725
Other income (expense), net includes the following:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2024	2023	2024	2023
Gains from shares sold — DraftKings	$—	$214	$1,548	$1,703
Net unrealized gains (loss) on equity investments with readily determinable fair value	950	7,639	(1,157)	4,442
Other	(872)	217	(1,936)	639
Total other income (expense), net	$78	$8,070	$(1,545)	$6,784
Income Taxes
During the nine months ended March 31, 2024, the Company made income tax payments of $58. During the nine months ended March 31, 2023, the Company received income tax refunds, net of payments, of $2,031.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED)
Note 16. Subsequent Events
In April and May 2024, the Company sold approximately 1,577 of its shares of Townsquare’s Class A common stock and received aggregate net cash proceeds of approximately $15,620.
In April 2024, the Company recognized an additional lease obligation of $104,668 and ROU lease asset of $104,284 as the Company took possession of additional space in the New York corporate office.

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
•our status as an emerging growth company; and
•the additional factors described under “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended June 30, 2023 filed with the Securities and Exchange Commission (the “SEC”) on August 18, 2023 (the “2023 Form 10-K”).
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
MSG Entertainment Distribution
On April 20, 2023 (the “MSGE Distribution Date”), Sphere Entertainment distributed approximately 67% of the outstanding common stock of the Company to its stockholders (the “MSGE Distribution”), with Sphere Entertainment retaining approximately 33% of the outstanding common stock of MSG Entertainment in the form of Class A common stock, $0.01 par value per share (“Class A Common Stock”) immediately following the MSGE Distribution (the “Retained Interest”). As a result, the Company became an independent publicly traded company on April 21, 2023 through the MSGE Distribution. Following the completion of the secondary offering by Sphere Entertainment of the Company’s Class A Common Stock on September 22, 2023, Sphere Entertainment no longer owns any of the Company’s outstanding common stock. See Note 1. Description of Business and Basis of Presentation to the Company’s Audited Consolidated and Combined Annual Financial Statements for more information regarding the MSGE Distribution.
Our MD&A is organized as follows:
Results of Operations. This section provides an analysis of our unaudited results of operations for the three and nine months ended March 31, 2024 and 2023.
Liquidity and Capital Resources. This section provides a discussion of our financial condition and liquidity, an analysis of our cash flows for the nine months ended March 31, 2024 and 2023, as well as certain contractual obligations.
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
Factors Affecting Results of Operations
The consolidated statement of operations for the three and nine months ended March 31, 2024 is presented on a consolidated basis, as the Company became a standalone public company on April 21, 2023. The Company’s combined statement of operations for the three and nine months ended March 31, 2023 was prepared on a stand-alone basis derived from the consolidated financial statements and accounting records of Sphere Entertainment, and is presented as a carve-out financial statement, because the Company was not a standalone public company prior to the MSGE Distribution. See Note 1. Description of Business and Basis of Presentation to the consolidated and combined financial statements included in “Part I — Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for additional information.

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
Factors Affecting Comparability
MSGE Distribution
The condensed combined statements of operations for the three and nine months ended March 31, 2023 includes allocations for certain support functions that were provided on a centralized basis and not historically recorded at the business unit level by Sphere Entertainment, such as expenses related to executive management, finance, legal, human resources, government affairs, information technology, and venue operations among others. As part of the MSGE Distribution, certain corporate and operational support functions were transferred to the Company and therefore, charges were reflected in order to burden all business units comprising Sphere Entertainment’s historical operations. These expenses were allocated on the basis of direct usage when identifiable, with the remainder allocated on a pro-rata basis of combined assets, headcount or other measures of the Company and Sphere Entertainment, which are recorded as a reduction of either direct operating expenses or selling, general, and administrative expenses.
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
Advertising Sales Representation Agreement Termination
Prior to December 31, 2022, the Company was a party to an advertising sales representation agreement (the “Networks Advertising Sales Representation Agreement”) with Sphere Entertainment’s subsidiary, MSGN Holdings, L.P. (“MSG Networks”), pursuant to which the Company had the exclusive right and obligation to sell MSG Networks advertising availabilities for a commission. The Networks Advertising Sales Representation Agreement was terminated effective as of December 31, 2022. As a result, after December 31, 2022, the Company no longer recognizes advertising sales commission revenue or the employee costs related to the Networks Advertising Sales Representation Agreement. For the three and nine months ended March 31, 2023, the Company recognized $0 and $8,802, respectively, of revenues under the Networks Advertising Sales Representation Agreement.

The termination of the Networks Advertising Sales Representation Agreement impacted the operating results of the Company for Fiscal Year 2023 and will impact the operating results of the Company on a go forward basis.
Results of Operations
Effective for the third quarter of Fiscal 2024, the Company modified its presentation of revenues and direct operating expenses. Total revenue is now presented in three categories consisting of i) Revenues from entertainment offerings, ii) Food, beverage, and merchandise revenues, and iii) Arena license fees and other leasing revenues. In addition, total direct operating expenses is now presented in two categories consisting of i) Entertainment offerings and leasing direct operating expenses and ii) food, beverage, and merchandise direct operating expenses. Prior period financial information has been revised to conform with the current period presentation.
Comparison of the three and nine months ended March 31, 2024 versus the three and nine months ended March 31, 2023.

	Three Months Ended
	March 31,		Change
	2024	2023	Amount	Percentage
Revenues
Revenues from entertainment offerings	$146,221	$129,260	$16,961	13%
Food, beverage, and merchandise revenues	45,380	39,954	5,426	14%
Arena license fees and other leasing revenue	36,712	32,015	4,697	15%
Total revenues	228,313	201,229	27,084	13%
Direct operating expenses
Entertainment offerings, arena license fees, and other leasing direct operating expenses	(112,997)	(90,296)	(22,701)	(25)%
Food, beverage, and merchandise direct operating expenses	(29,024)	(24,837)	(4,187)	(17)%
Total Direct operating expenses	(142,021)	(115,133)	(26,888)	(23)%
Selling, general, and administrative expenses	(53,945)	(44,122)	(9,823)	(22)%
Depreciation and amortization	(13,182)	(14,798)	1,616	11%
Loss, net on dispositions	—	(51)	51	NM
Restructuring charges	(2,362)	(2,461)	99	4%
Operating income	16,803	24,664	(7,861)	(32)%
Interest income	341	2,482	(2,141)	(86)%
Interest expense	(14,425)	(13,423)	(1,002)	(7)%
Other income, net	78	8,070	(7,992)	(99)%
Income from operations before income taxes	2,797	21,793	(18,996)	(87)%
Income tax expense	(2)	(73)	71	97%
Net income attributable to MSG Entertainment’s stockholders	$2,795	$21,720	$(18,925)	(87)%

	Nine Months Ended
	March 31,		Change
	2024	2023	Amount	Percentage
Revenues
Revenues from entertainment offerings	$581,025	$524,331	$56,694	11%
Food, beverage, and merchandise revenues	127,379	112,412	14,967	13%
Arena license fees and other leasing revenue	64,787	66,818	(2,031)	(3)%
Total revenues	773,191	703,561	69,630	10%
Direct operating expenses
Entertainment offerings, arena license fees, and other leasing direct operating expenses	(375,786)	(332,290)	(43,496)	(13)%
Food, beverage, and merchandise direct operating expenses	(70,673)	(65,108)	(5,565)	(9)%
Total direct operating expenses	(446,459)	(397,398)	(49,061)	(12)%
Selling, general, and administrative expenses	(151,156)	(127,537)	(23,619)	(19)%
Depreciation and amortization	(39,972)	(46,369)	6,397	14%
Gains, net on dispositions	—	4,361	(4,361)	NM
Restructuring charges	(14,803)	(9,820)	(4,983)	(51)%
Operating income	120,801	126,798	(5,997)	(5)%
Interest income	2,275	5,804	(3,529)	(61)%
Interest expense	(43,761)	(38,055)	(5,706)	(15)%
Other (expense) income, net	(1,545)	6,784	(8,329)	NM
Income from operations before income taxes	77,770	101,331	(23,561)	(23)%
Income tax expense	(397)	(804)	407	51%
Net income	77,373	100,527	(23,154)	(23)%
Less: Net loss attributable to nonredeemable noncontrolling interest	—	(553)	553	NM
Net income attributable to MSG Entertainment’s stockholders	$77,373	$101,080	$(23,707)	(23)%
_________________
NM — Absolute percentages greater than 200% and comparisons from positive to negative values or to zero values are considered not meaningful.
Revenues
Revenues for the three and nine months ended March 31, 2024 increased $27,084 and $69,630, respectively, as compared to the prior year period. The changes in revenues were attributable to the following:

	Three Months Ended		Change
	March 31, 2024	March 31, 2023
Revenues from entertainment offerings	$146,221	$129,260	$16,961
Food, beverage, and merchandise revenues	45,380	39,954	5,426
Arena license fees and other leasing revenue	36,712	32,015	4,697
	$228,313	$201,229	$27,084

	Nine Months Ended		Change
	March 31, 2024	March 31, 2023
Revenues from entertainment offerings	$581,025	$524,331	$56,694
Food, beverage, and merchandise revenues	127,379	112,412	14,967
Arena license fees and other leasing revenue	64,787	66,818	(2,031)
	$773,191	$703,561	$69,630

Revenues from entertainment offerings
For the three months ended March 31, 2024 the increase in revenues from entertainment offerings was primarily due to (i) higher event-related revenues of $10,667 and (ii) an increase in revenues subject to the sharing economics with MSG Sports pursuant to the Arena License Agreements of $6,796.
For the three months ended March 31, 2024, the increase in event-related revenues reflects higher revenues from concerts of $16,855, primarily due to an increase in the number of concerts at the Company’s venues, partially offset by lower revenues from other live entertainment and sporting events (excluding the Knicks and Rangers) of $6,188, primarily due to the absence of a marquee sporting event that took place in the prior year period.
For the three months ended March 31, 2024, the increase in revenues subject to the sharing of economics with MSG Sports pursuant to the Arena License Agreements primarily reflects higher suite license fee revenue and, to a lesser extent, higher commissions on merchandise sales in the current year period.
For the nine months ended March 31, 2024, the increase in revenues from entertainment offerings was primarily due to (i) higher event-related revenues of $36,784, (ii) ticket related revenues from the presentation of the Christmas Spectacular production of $15,786, (iii) an increase in revenues subject to the sharing economics with MSG Sports pursuant to the Arena License Agreements of $9,520, partially offset by (iv) lower revenues of $8,802 due to the termination of the Networks Advertising Sales Representation Agreement.
For the nine months ended March 31, 2024, the increase in event-related revenues primarily reflects higher revenues from concerts of $30,191, due to an increase in the number of concerts at the Company’s venues, and to a lesser extent, higher average per-concert revenue in the current year period.
For the nine months ended March 31, 2024, the increase in revenues from the presentation of the Christmas Spectacular production, as compared to the prior year period, was primarily due to higher ticket-related revenues. This reflected higher per-show revenue and, to a lesser extent, an increase in the number of performances as compared to the prior year periods. The increase in per-show ticket-related revenues was due to higher average ticket yield and higher average per-show attendance as compared to the prior year periods.
For the nine months ended March 31, 2024, the increase in revenues subject to the sharing of economics with MSG Sports pursuant to the Arena License Agreements primarily reflects higher suite license fee revenue and, to a lesser extent, higher commissions on merchandise sales, both as compared to the prior year period.
Food, beverage, and merchandise revenues
For the three months ended March 31, 2024, the increase in food, beverage and merchandise revenues was primarily due to higher food and beverage sales at Knicks and Rangers games, and to a lesser extent, higher food and beverage sales at concerts at the Company’s venues.
For the three months ended March 31, 2024, the increase in food and beverage sales at Knicks and Rangers games was primarily due to the impact of five more Knicks games played at The Garden, as compared to the prior year quarter, and to a lesser extent, higher average per-game revenues in the current year quarter.
For the three months ended March 31, 2024, the increase in food and beverage sales at concerts, was primarily due to the increase in the number of concerts held at the Company’s venues, as compared to the prior year period, partially offset by lower per-concert food and beverage revenues, which reflects a mix shift to more concerts at the Company’s theaters during the quarter.
For the nine months ended March 31, 2024, the increase in food, beverage and merchandise revenues was primarily due to higher food and beverage sales at concerts held at the Company’s venues, and to a lesser extent, higher food, beverage, and merchandise sales from the presentation of the Christmas Spectacular production.
For the nine months ended March 31, 2024 the increase in food and beverage sales at concerts was due to an increase in the number of concerts held at the Company’s venues and to a lesser extent, higher average per-concert revenues in the current year period.
Arena license fees and other leasing revenue
For the three months ended March 31, 2024, the increase in revenues was primarily due to higher arena license fees from MSG Sports pursuant to the Arena License Agreements due to five more Knicks games played at The Garden in the current year period.
For the nine months ended March 31, 2024, the decrease in revenues was due to lower arena license fees from MSG Sports pursuant to the Arena License Agreements due to four fewer Knicks and Rangers games played at The Garden in the current year period, partially offset by an increase in other leasing revenue.
In the three and nine months ended March 31, 2024, the Knicks and Rangers played a combined 45 and 79 pre/regular season games at The Garden, respectively, as compared to 40 and 83 combined pre/regular season games, respectively, in the prior year periods.
Direct operating expenses
Direct operating expenses for the three and nine months ended March 31, 2024 increased $26,888 and $49,061 as compared to the prior year period. The changes in direct operating expenses were attributable to the following:

	Three Months Ended		Change
	March 31, 2024	March 31, 2023
Entertainment offerings, arena license fees, and other leasing direct operating expenses (a)	$112,997	$90,296	$22,701
Food, beverage, and merchandise direct operating expenses (a)	29,024	24,837	4,187
	$142,021	$115,133	$26,888

	Nine Months Ended		Change
	March 31, 2024	March 31, 2023
Entertainment offerings, arena license fees, and other leasing direct operating expenses (a)	$375,786	$332,290	$43,496
Food, beverage, and merchandise direct operating expenses (a)	70,673	65,108	5,565
	$446,459	$397,398	$49,061
________________
(a)     Venue operations and infrastructure costs are not specifically allocated to each revenue stream, but are instead attributed in their entirety to service revenue which is the Company’s principal revenue stream. Leasing direct operating expenses materially consist of venue operations and infrastructure costs. As a result, the Company combines service and leasing direct operating expenses as “Entertainment offerings, arena license fees, and other leasing direct operating expenses” for presentation purposes.
Direct Operating Expenses Associated with Entertainment Offerings, Arena License Fees and Other Leasing
For the three and nine months ended March 31, 2024, the increase in direct operating expenses associated with entertainment offerings, arena license fees, and other leasing reflects (i) higher event-related expenses of $12,038, and $24,978, respectively, (ii) higher expenses associated with the sharing economics with MSG Sports pursuant to the Arena License Agreements of $6,041, and $8,974, respectively, and (iii) higher venue operating costs of $2,584, and $1,094, respectively. For the nine months ended March 31, 2024, the increase in direct operating expenses also reflects higher expenses related to the presentation of the Christmas Spectacular production of $4,337.
For the three and nine months ended March 31, 2024, the increase in event-related expenses was primarily due to higher direct operating expenses from concerts of $11,665, and $18,905, respectively, which was primarily due to the increase in the number of concerts at the Company’s venues and, to a lesser extent, higher per-concert expenses.
For the three and nine months ended March 31, 2024, the increase in expenses associated with the sharing of economics with MSG Sports pursuant to the Arena License Agreements primarily reflects direct operating expenses incurred as a result of the increase in suite license fee revenues.
Direct Operating Expenses Associated with Food, Beverage, and Merchandise
For the three months ended March 31, 2024, the increase in food, beverage and merchandise direct operating expenses was primarily driven by the related increase in food and beverage sales at Knicks and Rangers games and, to a lesser extent, the increase in food and beverage sales at concerts held at the Company’s venues.
For the nine months ended March 31, 2024,the increase in food, beverage and merchandise direct operating expenses was primarily driven by the related increase in food and beverage sales at concerts held at the Company’s venues and, to a lesser extent, the increase in food, beverage, and merchandise sales related to the presentation of the Christmas Spectacular production.

Selling, general, and administrative expenses
For the three and nine months ended March 31, 2024, selling, general, and administrative expenses increased $9,823 and $23,619, respectively, as compared to the prior year periods. Results for Fiscal Year 2024 reflect MSG Entertainment on a fully standalone basis. Results for the first nine months of Fiscal Year 2023 reflect the allocation of corporate and administrative costs based on the accounting requirements for the preparation of carve-out financial statements. These results do not include all of the expenses that would have been incurred by MSG Entertainment had it been a standalone public company for the prior year periods. This was the primary driver of the overall increase in selling, general and administrative expenses, partially offset by the impact of the Company’s transition services agreement with Sphere Entertainment.
Depreciation and amortization
For the three and nine months ended March 31, 2024, depreciation and amortization decreased $1,616 and $6,397, respectively, as compared to the prior year period primarily due to certain intangible assets being fully amortized in the current year as well as the disposal of a corporate aircraft during Fiscal Year 2023.
(Loss) gains, net on dispositions
(Loss) gains, net on dispositions for the three and nine months ended March 31, 2024 were $0 as compared to a net loss of $51 and a net gain of $4,361 in the three and nine months ended March 31, 2023. The net gains in the prior year nine month period were due to the gain on sale of the Company’s controlling interest in Boston Calling Events, LLC, partially offset by the loss on the disposal of a corporate aircraft during Fiscal Year 2023.
Restructuring charges
For the three and nine months ended March 31, 2024, the Company recorded restructuring charges of $2,362 and $14,803, respectively, which related to termination benefits for certain corporate executives and employees. For the three and nine months ended March 31, 2023, the Company recorded restructuring charges of $2,461 and $9,820, respectively which related to the termination benefits provided due to a workforce reduction of certain executives and employees as part of Sphere Entertainment’s cost reduction program implemented in Fiscal Year 2023.
Operating income
For the three and nine months ended March 31, 2024, operating income decreased by $7,861 and $5,997, respectively. The decrease in operating income for the three months and nine months ended March 31, 2024 was primarily due to an increase in direct operating expenses and higher selling, general and administrative expenses, partially offset by an increase in revenues and decrease in depreciation and amortization, as compared to the prior year period.
Interest income
For the three and nine months ended March 31, 2024, interest income decreased $2,141 and $3,529, respectively, as compared to the prior year period primarily due to (i) the impact of the MSGE Distribution, which impacted the year-over-year comparability of results since the prior year period included carve-out allocation costs and (ii) lower average balances in the Company’s cash, cash equivalents and restricted cash, partially offset by higher interest rates.
Interest expense
For the three and nine months ended March 31, 2024, interest expense increased $1,002 and $5,706, respectively, as compared to the prior year period primarily due to higher interest rates on borrowings and higher revolver borrowings under the National Properties Facilities.
Other income (expense), net
For the three months ended March 31, 2024, other income, net was $78 as compared to $8,070 for the three months ended March 31, 2023, a decrease of $7,992. The change was primarily due to (i) a decrease in unrealized gains of $1,689 associated with the investment in Townsquare Media, Inc., (ii) the absence of a $5,104 unrealized gain associated with the investment in DraftKings Inc. recognized in the prior period, and (iii) higher net periodic benefit costs of $1,079 associated with the Company’s funded and unfunded and qualified and non-qualified defined benefit plans (the “Pension Plans”).
For the nine months ended March 31, 2024, other income (expense), net decreased $8,329 as compared to the prior year period. The change was primarily due to (i) an increase in unrealized loss of $980 associated with the investment in Townsquare Media, Inc., (ii)

the absence of a gain of $4,916 associated with the investment in DraftKings Inc. recognized in the prior period, and (iii) higher net periodic benefit costs of $3,140 associated with the Pension Plans.
Income tax expense
In general, the Company is required to use an estimated annual effective tax rate to measure the tax benefit or tax expense recognized in an interim period. Income tax expense for the three and nine months ended March 31, 2024 of $2 and $397, respectively, reflects effective tax rates of 0% and 1%, respectively.
Income tax expense for the three and nine months ended March 31, 2023 of $73 and $804, respectively, reflects effective tax rates of 0% and 1%, respectively.
The estimated annual effective tax rate is lower than the statutory federal tax rate of 21% primarily due to the offset of the valuation allowance. The estimated annual effective tax rate is revised on a quarterly basis.
Adjusted operating income (“AOI”)
The Company has amended the definition of adjusted operating income so that the impact of the non-cash portion of operating lease costs related to the Company’s Arena License Agreements with MSG Sports is no longer excluded in all periods presented.
The Company evaluates its performance based on several factors, of which the key financial measure is adjusted operating income (loss), a non-GAAP financial measure. We define adjusted operating income (loss) as operating income (loss) excluding:
(i) depreciation, amortization and impairments of property and equipment, goodwill and intangible assets,
(ii) share-based compensation expense,
(iii) restructuring charges or credits,
(iv) merger, spin-off, and acquisition-related costs, including merger-related litigation expenses,
(v) gains or losses on sales or dispositions of businesses and associated settlements,
(vi) the impact of purchase accounting adjustments related to business acquisitions,
(vii) gains and losses related to the remeasurement of liabilities under the executive deferred compensation plan, and
(viii) amortization for capitalized cloud computing arrangement costs.
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

The following is a reconciliation of operating income to adjusted operating income for the three and nine months ended March 31, 2024 as compared to the prior year periods:

	Three Months Ended
	March 31,		Change
	2024	2023	Amount	Percentage
Operating income	$16,803	$24,664	$(7,861)	(32)%
Depreciation and amortization	13,182	14,798	(1,616)	(11)%
Share-based compensation (excluding share-based compensation in restructuring charges)	5,611	8,014	(2,403)	(30)%
Loss, net on dispositions	—	51	(51)	NM
Restructuring charges	2,362	2,461	(99)	(4)%
Amortization for capitalized cloud computing arrangement costs	388	65	323	NM
Remeasurement of deferred compensation plan liabilities	191	126	65	52%
Adjusted operating income (a)	$38,537	$50,179	$(11,642)	(23)%

	Nine Months Ended
	March 31,		Change
	2024	2023	Amount	Percentage
Operating income	$120,801	$126,798	$(5,997)	(5)%
Depreciation and amortization	39,972	46,369	(6,397)	(14)%
Share-based compensation (excluding share-based compensation in restructuring charges)	19,561	21,979	(2,418)	(11)%
Gains, net on dispositions	—	(4,361)	4,361	NM
Restructuring charges	14,803	9,820	4,983	51%
Merger, spin-off, and acquisition-related costs (b)	2,035	—	2,035	NM
Amortization for capitalized cloud computing arrangement costs	836	169	667	NM
Remeasurement of deferred compensation plan liabilities	389	132	257	195%
Adjusted operating income (a)	$198,397	$200,906	$(2,509)	(1)%
_________________
(a)     The Company has amended the definition of adjusted operating income so that the impact of the non-cash portion of operating lease revenue related to the Company’s Arena License Agreements with MSG Sports is no longer excluded in all periods presented. Pursuant to GAAP, recognition of operating lease revenue is recorded on a straight-line basis over the term of the agreement based upon the value of total future payments under the arrangement. As a result, operating lease revenue is comprised of a contractual cash component plus or minus a non-cash component for each period presented. Adjusted operating income includes operating lease revenue of (i) $22,372 and $38,610 of revenue collected in cash for the three and nine months ended March 31, 2024, respectively, and $19,014 and $39,234 of revenue collected in cash for the three and nine months ended March 31, 2023, respectively, and (ii) a non-cash portion of $13,216 and $22,831 for the three and nine months ended March 31, 2024, respectively, and $12,149 and $25,078 for the three and nine months ended March 31, 2023, respectively.
(b)    This adjustment represents non-recurring costs incurred and paid by the Company for the sale of the Retained Interest by Sphere Entertainment.
NM — Absolute percentages greater than 200% and comparisons from positive to negative values or to zero values are considered not meaningful.
Net loss attributable to nonredeemable noncontrolling interests
For the three and nine months ended March 31, 2024, the Company recorded $0 of net loss attributable to nonredeemable noncontrolling interests as compared to $0 and $553 of net loss attributable to nonredeemable noncontrolling interests for the three and nine months ended March 31, 2023. These amounts represent the share of net loss of BCE that were not attributable to the Company. The Company disposed of its controlling interest in BCE on December 2, 2022.

Liquidity and Capital Resources
Sources and Uses of Liquidity
Our primary sources of liquidity are cash and cash equivalents, cash flows from our business operations and available borrowing capacity under the National Properties Revolving Credit Facility (as defined below). Our principal uses of cash include working capital-related items (including funding our operations), capital spending, debt service, investments and related loans and advances that we may fund from time to time. We may also use cash to continue to repurchase shares of our Class Common A Stock pursuant to the share repurchase program authorized by our Board of Directors on March 29, 2023, of which there was approximately $110,000 remaining as of March 31, 2024. Our decisions as to the use of our available liquidity will be based upon the ongoing review of the funding needs of the business, the optimal allocation of cash resources, and the timing of cash flow generation. To the extent that we desire to access alternative sources of funding through the capital and credit markets, challenging U.S. and global economic and market conditions could adversely impact our ability to do so at that time.
We regularly monitor and assess our ability to meet our net funding and investing requirements. As of March 31, 2024, the Company’s unrestricted cash and cash equivalents balance was $28,008. The principal balance of the Company’s total debt outstanding as of March 31, 2024 was $629,687 and the Company had $132,274 of available borrowing capacity under the National Properties Revolving Credit Facility. We believe we have sufficient liquidity from cash and cash equivalents, available borrowing capacity under our credit facilities and cash flows from operations to fund our operations and satisfy any obligations for the foreseeable future.
Financing Agreements
See Note 10. Credit Facilities, to the financial statements included in “— Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for discussions of the Company’s debt obligations and various financing agreements.
National Properties Facilities
General. MSG National Properties, LLC (“MSG National Properties”), MSG Entertainment Holdings, LLC (“MSG Entertainment Holdings”) and certain subsidiaries of MSG National Properties are party to a credit agreement dated June 30, 2022 with JP Morgan Chase Bank, N.A., as administrative agent and the lenders and L/C issuers party thereto (as amended, the “National Properties Credit Agreement”), providing for a five-year, $650,000 senior secured term loan facility (the “National Properties Term Loan Facility”) and a five-year, $100,000 revolving credit facility (the “National Properties Revolving Credit Facility” and, together with the National Properties Term Loan Facility, the “National Properties Facilities”). On September 15, 2023, the National Properties Credit Agreement was amended to, among other things, increase the National Properties Revolving Credit Facility by $50,000 to $150,000. Up to $25,000 of the National Properties Revolving Credit Facility is available for the issuance of letters of credit. As of March 31, 2024 outstanding letters of credit were $17,726 and the remaining balance available under the National Properties Revolving Credit Facility was $132,274.
Interest Rates. Borrowings under the current National Properties Facilities bear interest at a floating rate, which at the option of MSG National Properties may be either (a) a base rate plus an applicable margin ranging from 1.50% to 2.50% per annum, determined based on the total leverage ratio of MSG National Properties and its restricted subsidiaries (the “National Properties Base Rate”), or (b) adjusted Term SOFR (i.e., Term SOFR plus 0.10%) plus an applicable margin ranging from 2.50% to 3.50% per annum, determined based on the total leverage ratio of MSG National Properties and its restricted subsidiaries (the “National Properties SOFR Rate”). The National Properties Credit Agreement requires MSG National Properties to pay a commitment fee ranging from 0.30% to 0.50% in respect of the daily unused commitments under the National Properties Revolving Credit Facility. MSG National Properties is also required to pay customary letter of credit fees, as well as fronting fees, to banks that issue letters of credit pursuant to the National Properties Credit Agreement. The interest rate on the National Properties Facilities as of March 31, 2024 was 7.93%.
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

Covenants. The National Properties Credit Agreement includes financial covenants requiring MSG National Properties and its restricted subsidiaries to maintain a specified minimum liquidity level, a specified minimum debt service coverage ratio and specified maximum total leverage ratio. The minimum liquidity level is set at $50,000, and is tested based on the level of average daily liquidity, consisting of cash and cash equivalents and available revolving commitments, over the last month of each quarter over the life of the National Properties Facilities. The debt service coverage ratio covenant began testing in the fiscal quarter ended December 31, 2022, and is set at a ratio of 2:1 before stepping up to 2.5:1 in the fiscal quarter ending September 30, 2024. The leverage ratio covenant began testing in the fiscal quarter ended June 30, 2023. It is tested based on the ratio of MSG National Properties and its restricted subsidiaries’ consolidated total indebtedness to adjusted operating income, with an initial maximum ratio of 6:1, stepping down to 5.5:1 in the fiscal quarter ending June 30, 2024 and 4.5:1 in the fiscal quarter ending June 30, 2026. As of March 31, 2024, MSG National Properties and its restricted subsidiaries were in compliance with the covenants of the National Properties Credit Agreement.
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
Contractual Obligations
During the nine months ended March 31, 2024, the Company did not have any material changes in its non-cancelable contractual obligations other than the recognition of an additional lease obligation and right-of-use lease asset and activities in the ordinary course of business. See Note 7. Property and Equipment, Net and Note 9. Commitments and Contingencies, to the financial statements included in “— Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for further details on the Company’s contractual obligations.
Cash Flow Discussion
As of March 31, 2024, cash, cash equivalents and restricted cash totaled $28,308, as compared to $84,355 as of June 30, 2023. The following table summarizes the Company’s cash flow activities for the nine months ended March 31, 2024 and 2023:

	Nine Months Ended
	March 31,
	2024	2023
Net cash provided by operating activities	$111,054	$132,341
Net cash (used in) provided by investing activities	(72,625)	13,261
Net cash used in financing activities	(94,476)	(85,194)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(56,047)	$60,408
Operating Activities
Net cash provided by operating activities for the nine months ended March 31, 2024 decreased by $21,287 to $111,054 as compared to the prior year period, primarily due to lower net income in the current year period and changes in working capital which included (i) decrease in deferred revenue, (ii) increase in accounts receivable, net, and (iii) an increase in prepaid expenses and other current and non-current assets, partially offset by an increase in related party receivables and payables, net.

Investing Activities
Net cash used in investing activities for the nine months ended March 31, 2024 increased by $85,886 to $72,625 as compared to the prior year period primarily due (i) to a loan to a related party under the DDTL facility, and (ii) the absence of proceeds received from the dispositions of BCE and the corporate aircraft recognized in the prior year period, partially offset by additional proceeds received from the sale of investments in the current year period as compared to the prior year period.
Financing Activities
Net cash used in financing activities for the nine months ended March 31, 2024 increased by $9,282 to $94,476 as compared to the prior year period primarily due to (i) an increase in principal repayments on term loan and revolving credit facilities, (ii) increase in stock repurchases, and (iii) increase in taxes paid in lieu of shares for equity based compensation in the current period, partially offset by a decrease in net transfers to Sphere Entertainment and Sphere Entertainment’s subsidiaries under carve-out accounting principles in the current period and proceeds received from the National Properties Revolving Credit Facility.
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
Potential Interest Rate Risk Exposure
The Company, through its subsidiary, MSG National Properties, is subject to potential interest rate risk exposure related to borrowings incurred under its credit facilities. Changes in interest rates may increase interest expense payments with respect to any borrowings incurred under these credit facilities. The effect of a hypothetical 200 basis point increase in floating interest rate prevailing as of March 31, 2024 and continuing for a full year would increase the Company’s interest expense on the outstanding amounts under the credit facilities by $12,594.
Item 4. Controls and Procedures
Our management, with the participation of our Executive Chairman and Chief Executive Officer and our Executive Vice President and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act. Based on that evaluation, our Executive Chairman and Chief Executive Officer and our Executive Vice President and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of March 31, 2024.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the fiscal quarter ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
The Company is a defendant in various lawsuits. Although the outcome of these lawsuits cannot be predicted with certainty (including the extent of available insurance, if any), management does not believe that resolution of these lawsuits will have a material adverse effect on the Company.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On March 29, 2023, the Company’s Board of Directors authorized a share repurchase program to repurchase up to $250 million of the Company’s Class A Common Stock (the “Stock Repurchase Program”). Pursuant to the Stock Repurchase Program, shares of Class A Common Stock may be purchased from time to time in open market or private transactions, block trades or such other manner as the Company may determine in accordance with applicable insider trading and other securities laws and regulations. The timing and amount of purchases will depend on market conditions and other factors. For the nine months ended March 31, 2024, the Company repurchased 3,525,314 shares of Class A Common Stock for approximately $115 million. As of March 31, 2024, the Company had approximately $110 million remaining available for repurchases. For the three months ended March 31, 2024, the Company did not repurchase any shares of Class A Common Stock.
Item 6. Exhibits

(a) Index to Exhibits

EXHIBIT NO.	DESCRIPTION
10.1
Employment Agreement, dated as of February 1, 2024, between Madison Square Garden Entertainment Corp. and Michael Grau (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 5, 2024). †

31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification by the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101
The following materials from the Madison Square Garden Entertainment Corp. Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) condensed consolidated balance sheets, (ii) condensed consolidated and combined statements of operations, (iii) condensed consolidated and combined statements of comprehensive income, (iv) condensed consolidated and combined statements of cash flows, (v) condensed consolidated and combined statements of (deficit) equity, and (vi) notes to condensed consolidated and combined financial statements.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 formatted in Inline XBRL and contained in Exhibit 101.
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

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 9th day of May 2024.

Madison Square Garden Entertainment Corp.

By:	/S/ MICHAEL J. GRAU
	Name:	Michael J. Grau
	Title:	Executive Vice President and Chief Financial Officer