Form 10-K
period 2024-06-30
Madison Square Garden Entertainment Corp.
filed 2024-08-16
CIK 1952073

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2024
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
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☑ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The aggregate market value of the voting and non-voting common equity held by non-affiliates of Madison Square Garden Entertainment Corp. computed by reference to the price at which the common equity was last sold on the New York Stock Exchange as of December 31, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $1.26 billion.
Number of shares of common stock outstanding as of July 31, 2024:

Class A Common Stock par value $0.01 per share	—	41,190,264
Class B Common Stock par value $0.01 per share	—	6,866,754
Documents incorporated by reference — Certain information required for Part III of this report is incorporated herein by reference to the proxy statement for the 2024 annual meeting of the Company’s stockholders, expected to be filed within 120 days after the close of our fiscal year.

PART I
Item 1. Business
Madison Square Garden Entertainment Corp. is a Delaware corporation with its principal executive offices at Two Pennsylvania Plaza, New York, NY, 10121. Unless the context otherwise requires, all references to “we,” “us,” “our,” “MSG Entertainment” or the “Company” refer collectively to Madison Square Garden Entertainment Corp., a holding company, and its direct and indirect subsidiaries. We conduct substantially all of our business activities discussed in this Annual Report on Form 10-K through MSG Entertainment Holdings, LLC and its direct and indirect subsidiaries.
The Company was incorporated on September 15, 2022 as a direct, wholly-owned subsidiary of Sphere Entertainment Co. (“Sphere Entertainment”), formerly known as Madison Square Garden Entertainment Corp. On March 29, 2023, Sphere Entertainment’s board of directors approved the distribution of approximately 67% of the outstanding common stock of the Company to its stockholders (the “MSGE Distribution”), with Sphere Entertainment retaining approximately 33% of the outstanding common stock of the Company (in the form of our Class A common stock, $0.01 par value per share (“Class A common stock”)) (the “MSGE Retained Interest”) immediately following the Distribution, which occurred on April 20, 2023 (the “MSGE Distribution Date”). The Company owns the traditional live entertainment business previously owned and operated by Sphere Entertainment through its Entertainment business segment, excluding the Sphere business (which was retained by Sphere Entertainment after the MSGE Distribution Date). Following the completion of the secondary offering by Sphere Entertainment of the Company’s Class A common stock on September 22, 2023, Sphere Entertainment no longer owns any of the Company’s outstanding common stock.
All financial statement amounts prior to April 21, 2023 are presented on a carve-out basis as the financial information prior to the MSGE Distribution Date was prepared on a standalone basis derived from the consolidated financial statements and accounting records of Sphere Entertainment.
Unless the context otherwise requires, all references to Sphere Entertainment refer to Sphere Entertainment together with its direct and indirect subsidiaries.
The Company reports on a fiscal year basis ending on June 30th. In this Annual Report on Form 10-K, the fiscal years ended on June 30, 2024, 2023 and 2022 are referred to as “Fiscal Year 2024,” “Fiscal Year 2023” and “Fiscal Year 2022”, respectively, and the fiscal year ending June 30, 2025 is referred to as “Fiscal Year 2025.”
Overview
MSG Entertainment is a leader in live entertainment experiences, comprised of iconic venues and marquee entertainment content. Utilizing the Company’s powerful brands and live entertainment expertise, the Company delivers unique experiences that set the standard for excellence and innovation while forging deep connections with diverse and passionate audiences. As of June 30, 2024, we managed our business through one reportable segment.
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

•Long-term agreements to host home games at The Garden for two of the most recognized franchises in professional sports — the New York Knicks (the “Knicks”) of the National Basketball Association (the “NBA”) and the New York Rangers (the “Rangers”) of the National Hockey League (the “NHL”); and
•A strong and seasoned management team.
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
•Delivering unrivaled marketing exposure for our partners. Our assets are highly sought after by companies that value the popularity of our venues and entertainment brands. Our value proposition is further strengthened by our sponsorship sales representation agreement with Madison Square Garden Sports Corp. (together with its subsidiaries, as applicable, “MSG Sports”) which enables us to deliver broad-based marketing platforms that combine our assets with MSG Sports’ professional sports brands. We plan to continue utilizing this integrated approach to both renew and extend our relationships with existing partners, as well as to form partnerships with leading companies in emerging industries and in industry verticals where we are currently under penetrated. We also offer our partners expanded reach through outdoor signage around the Madison Square Garden Complex (as defined below) and Pennsylvania Station (“Penn Station”), a major commuter hub in Manhattan. We plan to selectively explore additional opportunities to grow our external signage portfolio which could increase our existing marketing partnerships packages as well as attract new partners.
•Offering best-in-class premium hospitality products. The Company offers a wide array of premium corporate hospitality offerings that cater to a variety of audiences. For example, The Garden has a range of suite and club products, including 23 Event Level spaces, consisting of 22 suites and a new event level club, 58 Lexus Level suites, 18 Infosys Level suites, the Madison Club, the Chase Lounge, and the HUB Loft. These suites and clubs — which provide exclusive private spaces, first-class amenities and some of the best seats in The Garden — are primarily licensed to corporate customers with the majority being multi-year agreements with annual escalators. Through our long-term arena license agreements (the “Arena License Agreements”) with MSG Sports, we also offer suite holders access to MSG Sports’ premium live sporting events. We believe the strength of our product and content offerings, along with the continued importance of corporate hospitality to our partners, position us well with regard to ongoing renewal and new sales activity. We also plan to explore enhancing and expanding our premium hospitality offerings, which would create new monetization opportunities for the Company.
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
Specifically, the Company produces, presents and hosts a variety of live entertainment events, such as concerts, sporting events, family shows, performing arts events, special events and the wholly-owned Christmas Spectacular production which features the world-famous Radio City Rockettes (the “Rockettes”). In addition, the Company hosts two of the most recognized franchises in professional sports — the NBA’s Knicks and the NHL’s Rangers. These live events are held at the Company’s venues: The Garden, The Theater at Madison Square Garden, Radio City Music Hall, the Beacon Theatre, and The Chicago Theatre. With seating capacities and configurations that range from 2,800 to 21,000, our diverse collection of venues enables us to showcase a multitude of acts and events that cover a wide spectrum of genres to diverse audiences. In Fiscal Year 2024, we had over 960 events and hosted approximately 6.3 million guests.
Our Bookings Business
Live Entertainment
Our Company is an established industry leader that books a wide variety of live entertainment events in our venues, which perennially include some of the biggest names in music and entertainment. Over the last several years, our venues have been key destinations for artists such as Eagles, U2, Foo Fighters, The Killers, Drake, Bruno Mars, Dua Lipa, Bruce Springsteen, Madonna, Harry Styles, Dead & Company, Phish, Dave Matthews Band, Kacey Musgraves, Eric Clapton, Mariah Carey, Andrea Bocelli, John Mayer, Carrie Underwood, P!nk, Chris Stapleton, Post Malone, Olivia Rodrigo, Billie Eilish, Sebastian Maniscalco, Trevor Noah and Dave Chappelle.

In addition, we have successfully developed new ways to increase the utilization of our venues, while creating unique experiences for artists and fans with our various residencies — including The Garden’s first music franchise: Billy Joel at The Garden. This extraordinary residency began in January 2014 and concluded in July 2024, bringing Billy Joel’s lifetime performances at The World’s Most Famous Arena to 150. The Company’s other residencies include Jerry Seinfeld at the Beacon Theatre, who holds the record for the most performances by any comedian at the historic venue. The Company has also in recent years successfully created other unique bookings and residencies across its portfolio of venues, including the multi-year, dual-city residency of Tedeschi Trucks Band at both the Beacon Theatre and The Chicago Theatre, as well as Dave Chappelle at Radio City Music Hall, Phish’s 13-night “Baker’s Dozen” run at The Garden, Ali Wong at the Beacon Theatre, Tina Fey & Amy Poehler at The Beacon, Trey Anastasio’s eight-week virtual residency at the Beacon Theatre — a first for the Company — and Harry Styles’ 15-night run at The Garden.

Our venues also attract family shows and theatrical productions, which have included: ‘Twas the Night Before… by Cirque du Soleil at both The Chicago Theatre and The Theater at Madison Square Garden, and Paw Patrol Live!. Other significant events that have taken place at our venues include the GRAMMY Awards, the Tony Awards, the MTV Video Music Awards, New York Comic Con, Tribeca Festival events and the final season premieres of both HBO’s Game of Thrones and STARZ’s POWER. We have also hosted appearances by luminaries such as His Holiness Pope Francis, His Holiness the Dalai Lama and the Prime Minister of India, Narendra Modi, along with graduations, television upfronts, product launches and film premieres.

Although we primarily license our venues to third-party promoters for a fee, we also promote or co-promote shows. If we serve as promoters or co-promoters of a show, we have economic risk relating to the event.
Sports
MSG Sports’ professional sports teams, the Knicks and the Rangers, are two of the most recognized franchises in sports, with passionate, multigenerational fan bases. The Company has long-term Arena License Agreements with MSG Sports that require the Knicks and the Rangers to play their home games at The Garden, allowing us to continue hosting their long-time fans at The World’s Most Famous Arena.
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

Professional boxing has a long history with The Garden. The Garden famously hosted Muhammad Ali and Joe Frazier’s 1971 “Fight of the Century,” considered among the greatest sporting events in modern history, as well as numerous other boxing greats, including: Joe Louis, Rocky Marciano, Sugar Ray Robinson, Willie Pep, Emile Griffith, George Foreman, Roberto Duran, Oscar De La Hoya, Sugar Ray Leonard, Lennox Lewis, Roy Jones, Jr., Mike Tyson, Evander Holyfield, Miguel Cotto and Wladimir Klitschko. In recent years, boxing’s top fighters have called The Garden home, including two-division world champion Teofimo Lopez, former three-weight division champion Vasiliy Lomachenko, former unified middleweight champion Gennadiy Golovkin and boxing superstar Canelo Alvarez. In Fiscal Year 2022, for the first-time in The Garden’s history, two women headlined a boxing event when Katie Taylor faced off against Amanda Serrano in front of a sold-out crowd for the undisputed lightweight championship of the world.
Since the return of professional mixed martial arts in New York State in 2016, The Garden regularly hosts top UFC events, including UFC 205 featuring Connor McGregor and Eddie Alvarez, as well as the Professional Fighters League, which has held events at The Theater at Madison Square Garden, including its inaugural World Championships.
College sports have been a mainstay at The Garden for decades, with college basketball being featured at The World’s Most Famous Arena for nearly 90 years. The Garden hosted the annual Big East Tournament in March 2024 for the 42nd straight year. MSG Entertainment and the BIG EAST have been partners since the Tournament was first played at the iconic venue in 1983, and recently extended the partnership through 2032, ensuring the Tournament continues to be college basketball’s longest-running post-season championship held at the same location. In addition, St. John’s University has called The Garden its “home away from home” for decades. The Garden also continues to build its college hockey tradition, with a popular biennial event featuring Cornell University vs. Boston University, as well as recent visits from top national teams such as Boston College, North Dakota, Harvard, Yale, Michigan and Minnesota.

The Madison Square Garden Complex also hosted professional darts via the US Darts Masters and the North American Championship at The Theater at Madison Square Garden in 2022, which also marked the first time a professional darts championship was held in New York City. After the successful inaugural year, the event returned to The Theater at Madison Square Garden in 2023 and 2024.

Other world-class sporting events have included the NBA All-Star Game in 2015, and the NCAA Division I Men’s Basketball East Regional Finals, which The Garden hosted in 2014, 2017 and 2023.
Our Productions
One of the Company’s core properties, the Christmas Spectacular — which runs exclusively at Radio City Music Hall and features the world-famous Rockettes — has been performed at Radio City since the show’s inception in 1933. This production has become a tradition for many, creating a holiday touchstone that generations of fans want to return to, time and again. The show’s enduring popularity is driven by the incomparable Rockettes, the longest-running precision dance company in America, admired for their iconic style of dance, talent and athleticism, as well as their unity both on and off the stage.
In Fiscal Year 2024, the production returned for its 90th year — selling over 1 million tickets across 193 performances and serving as a source of joy and inspiration for fans of all ages. The Rockettes perform in nine numbers throughout the 90-minute production — with more technically complex and different styles of dance than ever before.
We acquired the rights to the Christmas Spectacular in 1997, and those rights are separate from, and do not depend on the continuation of, our lease of Radio City Music Hall. We also hold rights to the Rockettes brand in the same manner. We lease Radio City Music Hall pursuant to a long-term lease agreement. See “Our Venues — Radio City Music Hall.”
The Company believes it has a significant and unique asset in the Rockettes and continues to strengthen and broaden the Rockettes brand by targeting the most prominent and effective vehicles that elevate their visibility and underscore their reputation as beloved American cultural icons. We continue to pursue opportunities to generate greater brand awareness, including through television, social media and public appearances and dance education offerings. The Rockettes have appeared or performed at high-profile events and award shows, including Presidential Inaugurations, Macy’s Thanksgiving Day Parade, Macy’s 4th of July Fireworks event, “Christmas in Rockefeller Center” Tree Lighting, New Year’s Eve Times Square Ball Drop, Tony Awards, MTV Video Music Awards, World Pride events, and television shows and holiday specials (Saturday Night Live, America’s Got Talent, Project Runway, The Kacey Musgraves Christmas Show, Mariah Carey: Merry Christmas to All!, The Today Show, Live with Kelly and Mark and The Tonight Show Starring Jimmy Fallon), among many others. In November 2022, the Rockettes were featured in Hallmark Channel’s movie, “A Holiday Spectacular,” which was shot in part on location at Radio City Music Hall and debuted as part of the network’s Countdown to Christmas programming.

We are also committed to ensuring that the best dancers from all backgrounds, cultures, races, religions and ethnicities can become Rockettes, and are actively strengthening our relationships within the dance community, expanding where we hold scouting sessions, and opening education and training opportunities to more dancers through our dancer development program – including Rockettes Conservatory. Held at Radio City Music Hall each summer, Rockettes Conservatory is a no-fee, invite-only intensive training program providing invited dancers with a well-rounded curriculum that emphasizes the Rockettes precision technique. The program was designed as an investment in promising dancers’ futures, and in addition to becoming an inclusive talent pipeline for future Rockettes, Rockettes Conservatory is intended to ensure the dance company continues to evolve by attracting the best dancers. The dance company continues to foster relationships with diverse dance organizations, including The Ailey School, Dance Theatre of Harlem, Harlem School of the Arts, International Association of Blacks in Dance and The Chloé and Maud Foundation, to provide program support, introduce staff and students to the unique world of precision dance and actively engage with dancers for our dancer development program.
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
The Garden
The Garden has been a celebrated center of New York life since it first opened its doors in 1879. Over its 145-year history, there have been four Garden buildings, each known for showcasing the best of the era’s live sports and entertainment offerings. We believe that The Garden has come to epitomize the power and passion of live sports and entertainment to people around the world, with an appearance at The Garden often representing a pinnacle of an athlete’s or performer’s career. Known as The World’s Most Famous Arena, The Garden has been the site of some of the most memorable events in sports and entertainment, and together with The Theater at Madison Square Garden, has hosted hundreds of events and millions of visitors each year. Music industry subscribers to the trade magazine Pollstar have voted The Garden “Arena of the Year” 23 times since the inception of the awards in 1989. The Garden also regularly ranks as the highest-grossing entertainment venue of its size in the world based on Billboard magazine’s mid-year and year-end rankings. The venue was ranked number one worldwide six times in the last seven years for venues with a capacity over 15,001, including in calendar year 2023, according to Billboard’s year-end rankings, and in 2023, for the second consecutive year, was the highest grossing venue in the world, regardless of capacity or structure.

Over The Garden’s history, it has been the setting for countless “big events,” inspired performances and one-of-a-kind moments that have helped define sports, entertainment and culture. Highlights include “The Fight of the Century” between Muhammad Ali and Joe Frazier in 1971, the 1970 Knicks’ NBA Championship, the Rangers’ 1994 Stanley Cup Championship, three Democratic National Conventions and one Republican National Convention, Marilyn Monroe’s famous birthday serenade to President John F. Kennedy, Frank Sinatra’s “Main Event” concert in 1974, the only U.S. concerts from the reunited Cream, the 25th Anniversary Rock and Roll Hall of Fame concerts, the 60th Annual Grammy Awards, and Billy Joel’s record-breaking 150 lifetime performances at The Garden (through July 2024). In September 2015, His Holiness Pope Francis celebrated Mass at The Garden as part of his successful U.S. visit, which marked the first time a current pope has visited The Garden since Pope John Paul II in 1979. The Garden has also hosted four prominent benefit concerts, which galvanized the public to respond to national and global crises, including the first of its kind, “The Concert for Bangladesh” in 1972, as well as “The Concert for New York City,” following the events of 9/11; “From the Big Apple to the Big Easy,” held after Hurricane Katrina in 2005; and “12-12-12, The Concert for Sandy Relief” in 2012. In February 2020, To Kill a Mockingbird became the first-ever Broadway play to perform at The Garden with an entirely free performance for 18,000 New York City public school students. The Garden also continues to be home to two of MSG Sports’ professional sports franchises — the Knicks and Rangers.

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
The Theater at Madison Square Garden
The Theater at Madison Square Garden, which has approximately 5,600 seats, opened as part of the fourth Madison Square Garden Complex in 1968. Since then, some of the biggest names in live entertainment have performed at The Theater at Madison Square Garden, including The Who, Diana Ross, Elton John, James Taylor, Mary J. Blige, Pentatonix, John Legend, Karol G, Ellie Goulding, Chris Rock, Neil Young, Bill Maher, Jerry Seinfeld, Tyler, the Creator, J Balvin, Ricky Gervais, Nicky Jam, Aziz Ansari, Alejandro Sanz, Bert Kreischer and Van Morrison. The Theater at Madison Square Garden has also been the site for several boxing events including the inaugural World Championships of the Professional Fighters League, as well as the NBA and NFL Drafts. In addition, it has hosted various product launches, upfronts, award shows, and other special events such as Wheel of Fortune and audition shows for America’s Got Talent, as well as a variety of theatrical productions and family shows, including ’Twas the Night Before… by Cirque du Soleil, A Christmas Story, Elf The Musical, Paw Patrol Live! and Sesame Street Live!.

Radio City Music Hall
Radio City Music Hall has a rich history as a national theatrical and cultural mecca since it was first built by theatrical impresario S.L. “Roxy” Rothafel in 1932. Known as “The Showplace of the Nation,” it was the first building in the Rockefeller Center complex and, at the time, the largest indoor theater in the world. Radio City Music Hall, a venue with approximately 6,000 seats, hosts concerts, family shows and special events, and is home to the Christmas Spectacular. See “— Our Productions.” Over its history, entertainers who have graced the Great Stage include: Tony Bennett, Aretha Franklin, Lady Gaga, Brian Wilson, Harry Styles, Diana Ross, Olivia Rodrigo, Josh Groban, Mariah Carey, Lorde, Nine Inch Nails, Trey Anastasio, Khalid, Christina Aguilera, Britney Spears, The Weeknd, Hasan Minhaj, Billie Eilish, Sebastian Maniscalco, Jim Gaffigan, David Gilmour and Dave Chappelle. Radio City Music Hall was recognized by Pollstar magazine as Theatre of the Decade for 2009-2019 and regularly ranks as the highest-grossing entertainment venue of its size in the world, based on Billboard magazine’s mid-year and year-end rankings. The venue has ranked number one worldwide eight of the last ten years for venues with capacities of 5,001 to 10,000, including in calendar year 2023, according to Billboard’s year-end rankings.

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
Beacon Theatre
In November 2006, we entered into a long-term lease agreement to operate the legendary Beacon Theatre, a venue with approximately 2,800 seats, which sits on the corner of Broadway and 74th Street in Manhattan. The Beacon Theatre was conceived by S. L. “Roxy” Rothafel and is considered the “older sister” to Radio City Music Hall. Designed by Chicago architect Walter Ahlschlager, the Beacon Theatre opened in 1929 as a forum for vaudeville acts, musical productions, drama, opera and movies. The Beacon Theatre was designated a New York City landmark by the NYC Landmarks Preservation Commission in 1979 and a national landmark on the National Register of Historic Places in 1982. Over its history, the Beacon Theatre has been a venerable rock and roll room for some of the greatest names in music, including: Steely Dan, Coldplay, Bono, Bonnie Raitt, Crosby Stills & Nash, Elton John, Gov’t Mule, Tedeschi Trucks Band, Eddie Vedder, John Mellencamp, Jackson Browne, Widespread Panic and Bob Dylan, as well as The Allman Brothers Band, which played its 238th show at the Beacon Theatre in October 2014, marking their final concert as a band. In recent years, the venue has become a comedy haven, hosting a Jerry Seinfeld residency and multi-night stands from comedians including Tina Fey & Amy Poehler, Seth Meyers & John Oliver, Ali Wong, Trevor Noah, Chelsea Handler, Eddie Izzard, Nate Bargatze and Russell Peters. The venue has also hosted special events, such as film premieres for Tribeca Festival, along with numerous luminaries such as His Holiness the Dalai Lama in 2009 and 2013, and President Bill Clinton in 2006, when the Rolling Stones played a private concert in honor of his 60th birthday. In Fall 2020, the Company and Trey Anastasio presented The Beacon Jams, the venue’s first-ever virtual residency which included eight weekly shows that were streamed live to hundreds of thousands of fans and raised more than $1 million for charity.

In August 2008, the Beacon Theatre was closed for a seven-month restoration project to return the theater to its original 1929 grandeur. The restoration of the Beacon Theatre focused on all historic, interior public spaces of the building, backstage and back-of-house areas, and was based on extensive historic research, as well as detailed, on-site examination of original, decorative painting techniques that had been covered by decades-old layers of paint. The Beacon Theatre has won several architectural awards recognizing its outstanding restoration. The widely acclaimed, comprehensive restoration was similar to our restoration of Radio City Music Hall and reflects our commitment to New York City. The Beacon Theatre regularly ranks as one of the highest-grossing entertainment venues of its size in the world, including a top five venue in calendar year 2023, based on Billboard magazine’s mid-year and year-end rankings.
In December 2021, the Company extended the term of our lease on the Beacon Theatre through December 31, 2036, with an option to renew for an additional 10 years by providing notice prior to expiration.
The Chicago Theatre
In October 2007, to provide us with an anchor for content and distribution in a key market in the Midwest, we purchased The Chicago Theatre, a legendary venue with approximately 3,600 seats. The Chicago Theatre, which features its famous six-story-high “C-H-I-C-A-G-O” marquee, was built in 1921 and designed in the French Baroque style by architects Cornelius W. Rapp and George L. Rapp. It is the oldest surviving example of this architectural style in Chicago today, and was designated a Chicago landmark building in 1983.
The Chicago Theatre has become a highly attractive destination for concerts, comedy shows and other live events, hosting a wide range of entertainers, including Bob Dylan, Mumford & Sons, David Byrne, Ed Sheeran, Wilco, Neil Young, Diana Ross, Madonna, Jerry Seinfeld, Janet Jackson, Elvis Costello, Bob Weir, Jim Gaffigan, Conan O’Brien, Amy Schumer, Steely Dan and Brett Eldredge. The venue has also hosted theatrical tours such as ’Twas the Night Before… by Cirque du Soleil, A Christmas Story, The Wizard of Oz, Paw Patrol Live! and Dr. Seuss’ How The Grinch Stole Christmas! The Musical. The Chicago Theatre regularly ranks as one of the highest-grossing entertainment venues of its size in the world, including a top ten venue in calendar year 2023, based on Billboard magazine’s mid-year and year-end rankings.
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
The Garden of Dreams Foundation
The centerpiece of the Company’s philanthropy is The Garden of Dreams Foundation (“GDF”), a non-profit organization that assists young people in need. Since it was established in 2006, the GDF has donated nearly $81 million in grants and other donations, impacting more than 440,000 young people and their families. GDF focuses on young people facing illness or financial challenges, as well as children of uniformed personnel who have been lost or injured while serving our communities. In partnership with the Company, MSG Sports, and Sphere Entertainment, GDF provides young people in our communities with access to educational and skills opportunities; mentoring programs and memorable experiences that enhance their lives, help shape their futures and create lasting joy. Each year, as part of its Season of Giving, Garden of Dreams partners with the Radio City Rockettes, and MSG Sports’ Knicks and Rangers, on a wide range of charitable programs. GDF further supports its mission by providing a core group of non-profit partners with critical funding to ensure their long-term success.
Supplier Diversity
We are committed to fostering an inclusive environment across all areas of our business. In partnership with MSG Sports and Sphere Entertainment, our Business and Supplier Diversity Program seeks to provide opportunities to diverse suppliers to do business with each of the three companies. See “—Human Capital Resources — Diversity and Inclusion (“D&I”).”

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
The data protection landscape is rapidly evolving in the United States. As our operations and business grow, we may become subject to or affected by new or additional data protections laws and regulations and face increased scrutiny or attention from regulatory authorities. For example, California passed a comprehensive data privacy law, the California Consumer Privacy Act of 2018 (the “CCPA”), and a number of other states, including New Jersey, Virginia, Colorado, Utah and Connecticut have also passed similar laws, and additional states may do so in the near future. Additionally, the California Privacy Rights Act (the “CPRA”) imposes additional data protection obligations on covered businesses, including additional consumer rights procedures and obligations, limitations on data uses, new audit requirements for higher risk data, and constraints on certain uses of sensitive data. The majority of the CPRA provisions went into effect on January 1, 2023, and additional compliance investment and potential business process changes may be required. Further, there are several legislative proposals in the United States, at both the federal and state level, that could impose new privacy and security obligations.
In addition, governmental authorities and private litigants continue to bring actions against companies for online collection, use, dissemination and security practices that are unfair or deceptive.
Website and Mobile Application Requirements
Our business is also subject to certain regulations applicable to our Internet websites and mobile applications. We maintain various websites and mobile applications that provide information and content regarding our business, offer merchandise and tickets for sale, make available sweepstakes and/or contests and offer hospitality services. The operation of these websites and applications may be subject to third-party requirements, as well as a range of federal, state and local laws including those related to privacy and protection of personal information, accessibility for persons with disabilities and consumer protection regulations. In addition, our websites are subject to the requirements of state privacy laws such as the CCPA.
Competition
Our business competes, in certain respects and to varying degrees, with other live performances, sporting events, movies, home entertainment (including the Internet and online services, social media and social networking platforms, television, video and gaming devices), and the large number of other entertainment and public attraction options available to members of the public. Our business typically represents alternative uses for the public’s entertainment dollars. The primary geographic area in which we operate, New York City, is among the most competitive entertainment markets in the world, with extensive performing arts venues, numerous major professional sports teams, and countless museums, galleries, movie theaters, and other attractions available to the public. Our venues and live offerings outside of New York City similarly compete with other entertainment options in their respective markets and elsewhere. We compete with these other entertainment options on the basis of the quality of our offerings, the public’s interest in our content and the price of our tickets.

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
Diversity and Inclusion (“D&I”)
We aim to create an employee experience that fosters the Company’s culture of respect and inclusion. By welcoming the diverse perspectives and experiences of our employees, we all share in the creation of a more vibrant, unified, and engaging place to work. Together with Sphere Entertainment and MSG Sports, we have furthered these objectives under our expanded People Development, Diversity and Inclusion function, including:

Workforce: Embedding Diversity and Inclusion through Talent Actions

•Created a common definition of “potential” and an objective potential assessment to de-bias talent review conversations so employees have an opportunity to learn, grow and thrive. Through our performance management process, we encourage regular conversations between managers and employees regarding goals, career growth and productivity;
•Integrated D&I best practices into our performance management and learning and development strategies with the goal of driving more equitable outcomes;
•Developed an emerging talent list to expand our talent pool to better identify and provide specific development opportunities for high performing employees, including diverse talent; and
•Required all employees to participate in our “Uncover the Elements of an Effective Interview” training, prior to participation in any interview process to educate employees on various forms of bias in the interview process.

Workplace: Building an Inclusive and Accessible Community

•Expanded our efforts with the MSG D&I enterprise calendar to acknowledge and celebrate culturally relevant days and months of recognition, anchored by our six employee resource groups (“ERGs”): Asian Americans and Pacific Islanders (AAPI), Black, LatinX, PRIDE, Veterans, and Women. Membership in our ERGs is open to all employees, and we increased combined ERG involvement from approximately 1,100 members in Fiscal Year 2023 to approximately 1,700 members in Fiscal Year 2024 (an increase of 54.8%), which includes employees from the Company, Sphere Entertainment and MSG Sports;
•Continued to embed our “Conscious Inclusion Awareness Experience” into an on-boarding experience. This is a required educational module, delivered in two parts, focused on unconscious bias and conscious inclusion within our learning management system;
•Broadened our D&I educational strategy by launching “D&I Learning Moments” to highlight e-learning courses in our learning management system connected to D&I themes, including microagressions and stereotypes. Additionally, our D&I team offers live trainings that are open to the entire company on topics such as Inclusive Leadership, LGBTQ+ Allyship and Generational Differences. Trainings were completed by approximately 500 employees across the Company, Sphere Entertainment and MSG Sports from January 2024 to June 2024;
•Continued our LGBTQ+ inclusivity strategy by hosting live allyship and inclusivity trainings and launching toolkit resources for employees to learn and develop. Together with the PRIDE ERG, we marched in the NYC Pride Parades in 2022, 2023 and 2024; and
•Expanded our community conversations series with a theme this year of “Finding Your Voice.” Panels were held during Hispanic Heritage Month, Veterans Day, Black History Month, Women’s Empowerment Month, Asian American and Pacific Islander Heritage Month and Pride Month with elected officials and employees across the Company, Sphere Entertainment and MSG Sports.
Community: Bridging the Divide through Expansion to Diverse Stakeholders

•Focused on increasing opportunities to connect with diverse vendors and suppliers by leveraging ERGs and our community. This effort creates revenue generating opportunities for diverse suppliers to promote their businesses and products. In Fiscal Year 2024, we, Sphere Entertainment and MSG Sports expanded our multi-city holiday market event featuring thirty underrepresented businesses in New York City and Burbank;
•Invested in an external facing supplier diversity portal on our website, which launched in Fiscal Year 2023. The portal is intended to expand opportunities for the Company, Sphere Entertainment and MSG Sports to do business with diverse suppliers, including minority-, women-, LGBTQ+- and veteran-owned businesses;
•Strengthened our commitment to higher education institutions to increase campus recruitment pipelines. In partnership with the Knicks and our social impact team, hosted the 3rd Annual Historically Black Colleges and Universities Night at The Garden, highlighting the important contributions of these institutions and awarded a $60,000 scholarship to a New York City high school student; and
•Partnered with MSG Sports to host various theme nights during Knicks and Rangers games throughout the season and invited our ERGs to participate.
Talent
As of June 30, 2024, we had approximately 1,200 full-time union and non-union employees and approximately 5,500 part-time union and non-union employees.
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

As of June 30, 2024, approximately 70% of our employees were represented by unions. Approximately 9% of such union employees are subject to collective bargaining agreements (“CBAs”) that expired as of June 30, 2024 and approximately 12% are subject to CBAs that will expire by June 30, 2025 if they are not extended prior thereto. Labor relations can be volatile, though our current relationships with our unions taken as a whole are positive. We have from time to time faced labor action or had to make contingency plans because of threatened or potential labor actions.
Financial Information about Geographic Areas
All revenues and assets of the Company are attributed to or located in the United States. A majority of the Company’s revenues and assets are concentrated in the New York City metropolitan area.
Available Information

Our telephone number is 212-465-6000, our website is http://www.msgentertainment.com and the investor relations section of our website is http://investor.msgentertainment.com. We make available, free of charge through the investor relations section of our website, annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as well as proxy statements, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”) at http://www.sec.gov. Copies of these filings are also available on the SEC’s website. References to our website in this report are provided as a convenience and the information contained on, or available through, our website is not part of this or any other report we file with or furnish to the SEC.

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

Our officers may use similar social media channels to disclose public information. It is possible that certain information we or our officers post on our website and on social media could be deemed material, and we encourage investors, the media and others interested in MSG Entertainment to review the business and financial information we or our officers post on our website and on the social media channels identified above. The information on our website and those social media channels is not incorporated by reference into this Annual Report on Form 10-K.

Item 1A. Risk Factors
Risks Related to Our Business
Our business faces intense and wide-ranging competition that may have a material negative effect on our business and results of operations.
Our business competes, in certain respects and to varying degrees, with other leisure-time activities and entertainment options such as television, radio, motion pictures, sporting events, music festivals and other live performances, restaurants and nightlife venues, the Internet, social media and social networking platforms, and online and mobile services, including sites for online content distribution, video on demand and other alternative sources of entertainment and information, in addition to competing for concerts with other event venues, for total entertainment dollars in our marketplace.
The success of our business is largely dependent on the continued success of the Christmas Spectacular, and the availability of, and our venues’ ability to attract concerts, family shows, sporting events and other events, competition for which is intense, and the ability of performers to attract strong attendance at our venues. For example, The Garden, The Theater at Madison Square Garden, Radio City Music Hall and the Beacon Theatre all compete with other entertainment options in the New York City metropolitan area and elsewhere. The Chicago Theatre faces similar competition from other entertainment options in its market and elsewhere.
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
The financial results of our business are dependent on the Christmas Spectacular production, for which the 2023 production represented 16% of our revenues in Fiscal Year 2024. Fan and consumer tastes also change frequently and it is a challenge to anticipate what will be successful at any point in time. The popularity of the Christmas Spectacular has in the past declined, for example, as a result of the COVID-19 pandemic, and if it were to decline in the future (including, for example, due to an economic downturn or another pandemic or other public health emergency), our revenues from ticket sales and concession and merchandise sales would likely decline, possibly materially as they did during the COVID-19 pandemic, and we might not be able to replace the lost revenue with revenues from other sources.
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
Our properties are subject to, and benefit from, certain easements. For example, the “breezeway” into the Madison Square Garden Complex from Seventh Avenue in New York City is a significant easement that we share with other property owners. Our ability to continue to utilize this and other easements, including for advertising and promotional purposes, requires us to comply with a number of conditions. Certain adjoining property owners have easements over our property, which we are required to maintain so long as those property owners meet certain conditions. It is possible that we will be unable to continue to access or maintain any easements on terms favorable to us, or at all, which could have a material negative effect on our business and results of operations.
A change to or withdrawal of a New York City real estate tax exemption for the Madison Square Garden Complex may have a material negative effect on our business and results of operations.
Many arenas, ballparks and stadiums nationally and in New York City have received significant public support, such as tax exempt financing, other tax benefits, direct subsidies and other contributions, including for public infrastructure critical to the facilities such as parking lots and transit improvements. Our Madison Square Garden Complex benefits from a more limited real estate tax exemption pursuant to an agreement with the City of New York, subject to certain conditions, and legislation enacted by the State of New York in

1982. For Fiscal Year 2024, the tax exemption was $42.2 million. From time to time, there have been calls to repeal or amend the tax exemption. For example, in January 2023, a number of elected representatives from New York issued a public letter and, in July 2023, the New York City Independent Budget Office issued a report, in each case noting the tax exemption status should be reexamined. Any repeal of the tax exemption status would require action by the New York State legislature.
We are party to Arena License Agreements with subsidiaries of MSG Sports that require two of MSG Sports’ professional sports teams — the Knicks and Rangers — to play all of their home games at The Garden. Under the Arena License Agreements, which each have a term of 35 years running through 2055, the Knicks and the Rangers pay an annual license fee in connection with their respective use of The Garden. In addition, the Arena License Agreements provide us with additional revenue opportunities. Under the Arena License Agreements, the teams are responsible for 100% of any real property or similar taxes applicable to The Garden.
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
Our operations and operating results have been, and may in the future be, materially impacted by a pandemic or other public health emergency, such as the COVID-19 pandemic.
Although the Company saw a return to normal business operations following the COVID-19 pandemic, it is unclear to what extent a resurgence of COVID-19, including variants thereof, or another pandemic or public health emergency, could result in renewed government or league-mandated capacity restrictions or vaccination/mask requirements or impact the use of and/or demand for our venues, demand for our sponsorship and signage assets, deter our employees and vendors from working at our venues (which may lead to difficulties in staffing), result in event bookings being cancelled or postponed, or otherwise materially impact our operations. Governmental regulations enacted in response to the COVID-19 pandemic or another pandemic or public health emergency have in the past impacted, and could impact in the future, the revenue we derive and/or the expenses we incur from events that we choose to host such that events that were historically profitable would instead result in losses, and could also materially impact the payments we receive under the Arena License Agreements to the extent the Knicks and/or the Rangers are required to play games without an audience during future seasons or to suspend, cancel or otherwise reduce the number of games scheduled in the regular reason or playoffs. See “— Economic and Operational Risks — We are subject to extensive governmental regulation and our failure to comply with these regulations may have a material negative effect on our business and results of operations.”
Our business is particularly sensitive to reductions in travel and discretionary consumer spending. A pandemic such as COVID-19, or the fear of a new pandemic or public health emergency, has in the past impeded and could in the future impede economic activity in impacted regions and globally over the long term leading to a decline in discretionary spending on sports and entertainment events and other leisure activities, including declines in domestic and international tourism, which has in the past resulted and could in the future result in long-term effects on our business. To the extent a pandemic or other public health emergency adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section, such as those relating to our liquidity, indebtedness and our ability to comply with the covenants contained in the agreements that govern our indebtedness.
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
Consumer and corporate spending has in the past declined and may in the future decline at any time for reasons beyond our control. The risks associated with our businesses generally become more acute in periods of a slowing economy or recession, which may be accompanied by reductions in corporate sponsorship and signage and decreases in attendance at live events, among other things, which we have experienced in the past and may experience in the future. In addition, inflation, which has significantly risen, has increased and may continue to increase operational costs, including labor costs, and continued increases in interest rates in response to concerns about inflation may have the effect of further increasing economic uncertainty and heightening these risks. As a result, instability and weakness of the U.S. and global economies, disruptions to financial markets, inflation, recession, high unemployment, geopolitical events, including any prolonged effects caused by the COVID-19 pandemic or other similar outbreak or public health emergency, and the resulting negative effects on consumers’ and businesses’ discretionary spending, have in the past materially negatively affected, and may in the future materially negatively affect our business and results of operations. A prolonged period of reduced consumer or corporate spending, including with respect to sponsorship, such as during the COVID-19 pandemic, has in the past and could in the future have an adverse effect on our business and our results of operations. See “— Risks Related to Our Business — Our operations and operating results have been, and may in the future be, materially impacted by a pandemic or other public health emergency, such as the COVID-19 pandemic.”
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
The Company primarily operates in New York City and, as a result, is subject to greater degrees of risk than competitors with more operating properties or that operate in more markets. The Garden, The Theater at Madison Square Garden, Radio City Music Hall and the Beacon Theatre are all located in New York City. Therefore, the Company is particularly vulnerable to adverse events (including acts of terrorism, natural disasters, epidemics, pandemics, weather conditions, labor market disruptions and government actions) and economic conditions in New York City and surrounding areas. For example, our operations and operating results were materially impacted by the COVID-19 pandemic. See “— Risks Related to Our Business — Our operations and operating results have been, and may in the future be, materially impacted by a pandemic or other public health emergency, such as the COVID-19 pandemic.”
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
Weather or other conditions, including natural disasters and similar events, in locations where we own or operate venues may affect patron attendance as well as sales of food and beverages and merchandise, among other things. Weather conditions may also require us to cancel or postpone events. Any of these events may have a material negative effect on our business and results of operations, and any such events may harm our ability to obtain or renew insurance coverage on favorable terms or at all.
We may pursue acquisitions and other strategic transactions and/or investments to complement or expand our business that may not be successful.
From time to time, we may explore opportunities to purchase or invest in other businesses, venues or assets that we believe will complement, enhance or expand our current business or that might otherwise offer us growth opportunities, including opportunities that may differ from the Company’s current business. Any transactions that we are able to identify and complete may involve risks, including the commitment of significant capital, the incurrence of indebtedness, the payment of advances, the diversion of management’s attention and resources from our existing business to develop and integrate the acquired or combined business, the inability to successfully integrate such business or assets into our operations, litigation or other claims in connection with acquisitions or against companies we invest in or acquire, our lack of control over certain companies, including joint ventures and other minority investments, the risk of not achieving the intended results and the exposure to losses if the underlying transactions or ventures are not successful. At times, we have had, and we may again in the future have, significant investments in businesses that we account for under the equity method of accounting. Certain of these investments have generated operating losses in the past and certain have required additional investments from us in the form of equity or loans. There can be no assurance that these investments will become profitable individually or in the aggregate or that they will not require material additional funding from us in the future.
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
•Public Health and Safety. As a result of government mandated assembly limitations and closures implemented in response to the COVID-19 pandemic, our venues were unable to host events for the substantial majority of Fiscal Year 2021. There can be no assurance that some or all of these restrictions will not be imposed again in the future due to another pandemic or public health emergency. We are unable to predict what the long-term effects of these events, including renewed government regulations or requirements, will be. For example, future governmental regulations adopted in response to the COVID-19 or another pandemic or public health emergency may impact the revenue we derive and/or the expenses we incur from the events that we choose to host, such that events that were historically profitable would instead result in losses. See “— Risks Related to Our Business — Our operations and operating results have been, and may in the future be, materially impacted by a pandemic or other public health emergency, such as the COVID-19 pandemic.”
•Hospitality-related Permits/Licenses. We hold liquor licenses at each of our venues and are subject to licensing requirements with respect to the sale of alcoholic beverages in the jurisdictions in which we serve those beverages. The New York State Liquor Authority has threatened to revoke certain of the Company’s liquor licenses, alleging that the Company’s policy of temporarily excluding adverse attorneys from entering its venues during the course on ongoing litigation violates New York state beverage laws. Failure to receive or retain, or the suspension of, liquor licenses or permits could interrupt or terminate our ability to serve alcoholic beverages at the applicable venue and could have a material negative effect on our business and our results of operations. Additional regulation relating to liquor licenses may limit our activities in the future or significantly increase the cost of compliance, or both. In the jurisdictions in which our venues are located, we are subject to statutes that generally provide that serving alcohol to a visibly intoxicated or minor patron is a violation of the law and may provide for strict liability for certain damages arising out of such violations. Our liability insurance coverage may not be adequate or available to cover any or all such potential liability.
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
•Zoning and Building Regulations. Our venues are subject to zoning and building regulations including permits relating to the operation of The Garden. The Garden requires a zoning special permit, which was originally granted by the New York City Planning Commission in 1963 and renewed in July 2013 for 10 years and again in September 2023 for five years. The Garden sits above Penn Station. Relevant rail agencies are considering proposals to redevelop Penn Station, which proposed redevelopment would impact The Garden (and could impact the Theater at Madison Square Garden, which is part of the Madison Square Garden Complex, depending on the outcome of negotiations between relevant stakeholders, including us). Certain government officials and special interest groups have in the past used, and may in the future use, the renewal process for the zoning special permit to pressure us to make financial contributions to the redevelopment of Penn Station, relocate or transfer all or portions of the Madison Square Garden Complex. For example, in June 2023 the New York Metropolitan Transportation Authority, New Jersey Transit and Amtrak, which operate commuter rail services from Penn Station, issued a compatibility report asserting that The Garden imposes severe constraints on Penn Station that restrict efforts to make its desired improvements. The report also called for the Company to make significant cash contributions and property transfers to facilitate the Penn Station redevelopment. There can be no assurance regarding the future renewal of the special permit or the terms thereof (including requirements for us to make significant capital expenditures as a condition to renewal of the permit), and the failure to obtain such renewal or to do so on favorable terms would have a material negative effect on our business.
•Data Privacy. We are subject to data privacy and protection laws, regulations, policies and contractual obligations that apply to the collection, transmission, storage, processing and use of personal information or personal data, which, among other things, impose certain requirements relating to the privacy and security of personal information. The variety of laws and regulations governing data privacy and protection, and the use of the internet as a commercial medium, are rapidly evolving, extensive and complex, and may include provisions and obligations that are inconsistent with one another or uncertain in their scope or application. The data protection landscape is rapidly evolving in the United States. As our operations and business grow, we may become subject to or affected by new or additional data protection laws and regulations and face increased scrutiny or attention from regulatory authorities. For example, California has passed a comprehensive data privacy law, the CCPA, and a number of other states, including New Jersey, Virginia, Colorado, Utah and Connecticut have also passed similar laws, and additional states may do so in the near future. Additionally, the CPRA imposes additional data protection obligations on covered businesses, including additional consumer rights procedures and obligations, limitations on data uses, new audit requirements for higher-risk data, and constraints on certain uses of sensitive data. The majority of the CPRA provisions went into effect on January 1, 2023, and additional compliance investment and potential business process changes may be required. Further, there are several legislative proposals in the United States, at both the federal and state level, that could impose new privacy and security obligations. We cannot yet determine the impact that these future laws and regulations may have on our business. As new privacy- and security-related laws and regulations are implemented, the time and resources needed for us to comply with such laws and regulations, as well as our potential liability for non-compliance with such laws and regulations, may increase. In addition, governmental authorities and private litigants continue to bring actions against companies for online collection, use, dissemination and security practices that are unfair or deceptive. We may incur significant legal expenses or reputational damage for data privacy or security claims regardless of whether we are found to be liable.
Our business is, and may in the future be, subject to a variety of other laws and regulations, including licensing, permitting, and historic designation and similar requirements working conditions, labor, immigration and employment laws; health, safety and sanitation requirements and compliance with the Americans with Disabilities Act (and related state and local statutes).
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
Our business is subject to seasonal fluctuations, and our operating results and cash flows have in the past varied, and could in the future, vary substantially from period to period.
Our revenues and expenses have been seasonal and we expect they will continue to be seasonal. For example 16% of our revenues in Fiscal Year 2024 were derived from the Christmas Spectacular, (compared to the 2022 production representing 15% of our revenues in Fiscal Year 2023). Our revenues are highest in the second quarter of our fiscal year when these performances primarily occur. As a result of seasonality, our business earns a disproportionate amount of its revenue and operating income in the second quarter of each fiscal year. Therefore, our operating results and cash flows reflect significant variation from period to period and will continue to do so in the future. Consequently, period-to-period comparisons of our operating results or cash flows may not necessarily be meaningful and the operating results or cash flows of one period are not indicative of our financial performance during a full fiscal year. This variability may adversely affect our business, results of operations and financial condition.
Labor matters may have a material negative effect on our business and results of operations.
Our business is dependent upon the efforts of unionized workers. As of June 30, 2024, approximately 4,700 full-time and part-time employees, who represent approximately 70% of the Company’s workforce, were subject to CBAs. Approximately 9% of such union employees are subject to CBAs that expired as of June 30, 2024 and approximately 12% are subject to CBAs that will expire by June 30, 2025 if they are not extended prior thereto. Any labor disputes, such as strikes or lockouts, with the unions with which we have CBAs could have a material negative effect on our business and results of operations (including our ability to produce or present concerts, programming, theatrical productions, sporting events and other events).
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
There are inherent risks associated with producing and hosting events and operating, maintaining, renovating or constructing our venues. As a result, personal injuries, accidents and other incidents have occurred and may occur from time to time, which have in the past subjected, and could in the future subject, us to claims and liabilities.
These risks may not be covered by insurance or could involve exposures that exceed the limits of any applicable insurance policy. Incidents in connection with events at any of our venues could also reduce attendance at our events and may have a negative impact on our revenue and results of operations. We seek to obtain contractual indemnities for events at our venues that we do not promote, and under the Arena License Agreements, MSG Sports and the Company have reciprocal indemnity obligations to each other in connection with the home games of the Knicks and Rangers held at The Garden. While we also maintain insurance policies that provide coverage for incidents in the ordinary course of business, there can be no assurance that such indemnities or insurance will be adequate at all times and in all circumstances, or that we will be able to continue to obtain or renew such insurance policies on favorable terms or at all.
From time to time, the Company, its subsidiaries and/or its affiliates are involved in various legal proceedings, including proceedings or lawsuits brought by governmental agencies, stockholders, customers, employees, private parties and other stakeholders. The outcome of litigation is inherently unpredictable and, regardless of the merits of the claims, litigation may be expensive, time-consuming, disruptive to our operations and distracting to management. In addition, publicity from these matters could negatively impact our business or reputation, regardless of the accuracy of such publicity. As a result, we may incur liability from litigation (including in connection with settling such litigation) which could be material and for which we may not have available or adequate insurance coverage, or be subject to other forms of non-monetary relief which may adversely affect the Company. By its nature, the outcome of litigation is difficult to assess and quantify, and its continuing defense is costly. The liabilities and any defense costs we incur in connection with any such litigation could have an adverse effect on our business and results of operations.
Risks Related to Indebtedness and Financial Condition
We have substantial indebtedness and are highly leveraged, which could adversely affect our business.
The Company is highly leveraged with a significant amount of debt and may continue to incur additional debt in the future. As of June 30, 2024, our total indebtedness was $626 million, $16 million of which matures before the end of Fiscal Year 2025.
MSG National Properties, LLC (“MSG National Properties”) and certain other subsidiaries are party to a five-year $650 million senior secured term loan facility (the “National Properties Term Loan Facility”) and a five-year $150 million revolving credit facility (the “National Properties Revolving Credit Facility” and, together with the National Properties Term Loan Facility, the “National Properties Facilities”), which are guaranteed by MSG Entertainment Holdings, to fund working capital needs, for general corporate purposes of MSG National Properties and its subsidiaries, and to make distributions to MSG Entertainment Holdings (the “National Properties Credit Agreement”). As of June 30, 2024, outstanding letters of credit were $18.8 million and the remaining balance available under the National Properties Revolving Credit Facility was $131.2 million. The National Properties Facilities will mature on June 30, 2027. The principal obligations under the National Properties Term Loan Facility are to be repaid in quarterly installments beginning with the fiscal quarter ended March 31, 2023, in an aggregate amount equal to 2.50% per annum (0.625% per quarter), stepping up to 5.0% per annum (1.25% per quarter) in the fiscal quarter ending September 30, 2025, with the balance due at the maturity of the facility. The principal obligations under the National Properties Revolving Credit Facility are due at the maturity of the facility. The National Properties Credit Agreement also includes financial covenants requiring MSG National Properties and its restricted subsidiaries to maintain a specified minimum liquidity level, a specified minimum debt service coverage ratio and specified maximum total leverage ratio.
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

As of June 30, 2024, we had $626 million of indebtedness that bore interest at variable rates, which exposes us to interest rate risk. The interest rate on the National Properties Facilities was 7.94% as of June 30, 2024, compared to 7.70% as of June 30, 2023. As a result, increases in market interest rates increase our interest expense and our debt service obligations. For example, our interest expense increased from approximately $51.9 million in Fiscal Year 2023 to approximately $58.0 million in Fiscal Year 2024 despite a reduction in the aggregate outstanding principal amount of the National Properties Facilities. If interest rates were to continue to increase (including in connection with rising inflation), this would further increase the amount of interest expense that we would have to pay in connection with our variable interest rate indebtedness, which could cause our interest expense to be substantial relative to our revenues and cash outflows.
We have in the past incurred substantial operating losses, adjusted operating losses and negative cash flow and there is no assurance we will have operating income, positive adjusted operating income or positive cash flow in the future.
We have in prior periods incurred operating losses, adjusted operating losses and negative cash flow. There is no assurance that we will have operating income, adjusted operating income, or positive cash flow in the future. Significant operating losses may limit our ability to raise necessary financing, or to do so on favorable terms, as such losses could be taken into account by potential investors, lenders and the organizations that issue investment ratings on indebtedness. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors Affecting Results of Operations.”
We are required to assess our internal control over financial reporting on an annual basis and Sphere Entertainment’s management identified a material weakness during Fiscal Year 2022, which has now been remediated. If we identify other material weaknesses or adverse findings in the future, our ability to report our financial condition or results of operations accurately or timely may be adversely affected, which may result in a loss of investor confidence in our financial reports, significant expenses to remediate any internal control deficiencies, and ultimately have an adverse effect on the market price of our common stock.
Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, as amended, our management is required to report on, and our independent registered public accounting firm is required to attest to, the effectiveness of our internal control over financial reporting. The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation. If we fail to maintain the adequacy of our internal control over financial reporting, we will not be able to conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. If we fail to achieve and maintain an effective internal control environment, we could suffer misstatements in our financial statements and fail to meet our reporting obligations, which would likely cause investors to lose confidence in our reported financial information. This could result in significant expenses to remediate any internal control deficiencies and lead to a decline in our stock price.
Subsequent to the filing of the Fiscal Year 2021 Form 10‑K, Sphere Entertainment management evaluated an immaterial accounting error related to interest costs that should have been capitalized for the Sphere in Las Vegas in Fiscal Years 2021, 2020 and 2019 and in the fiscal quarter ended September 30, 2021, as prescribed by Accounting Standards Codification Topic 835-20 (Capitalization of Interest). As a result of the accounting error, Sphere Entertainment re-evaluated the effectiveness of its internal control over financial reporting and identified a material weakness as of June 30, 2021, September 30, 2021, December 31, 2021 and March 31, 2022. Sphere Entertainment undertook certain remediation efforts by implementing additional controls which were operating effectively as of June 30, 2022, and as a result, Sphere Entertainment’s management concluded that the material weakness had been remediated and its internal control over financial reporting was effective as of June 30, 2022. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. In the MSGE Distribution, the internal control structure of Sphere Entertainment was transferred to our company, and we now provide those services under the Transition Services Agreement with Sphere Entertainment.
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
We rely upon cloud computing services to operate certain aspects of our business and any disruption of or interference with our use of these services would impact our operations and our business would be adversely impacted.
Cloud computing services provide a distributed computing infrastructure platform for our business operations. We have established our software and computer systems so as to utilize data processing, storage capabilities and other services provided by third parties. Those third parties’ facilities are vulnerable to damage or interruption from cybersecurity attacks, terrorist attacks, natural disasters, power outages and similar events or acts of misconduct. We have experienced, and we expect that in the future we will experience, interruptions, delays and outages in service and availability from third-party service providers from time to time due to a variety of factors, including infrastructure changes, human or software errors, website hosting disruptions and capacity constraints. Given this, along with the fact that we cannot easily switch our cloud operations to another cloud provider, without significant costs, or at all, any disruption of or interference with our use of cloud providers would impact our operations and our business.
We face continually evolving cybersecurity and similar risks, which could result in loss, disclosure, theft, destruction or misappropriation of, or access to, our confidential information and cause disruption of our business, damage to our brands and reputation, legal exposure and financial losses.
Through our operations, we collect and store, including by electronic means, certain personal, proprietary and other sensitive information, including payment card information, that is provided to us through purchases, registration on our websites, mobile applications, or otherwise in communication or interaction with us. These activities require the use of online services and centralized data storage, including through third-party service providers. Data maintained in electronic form is subject to the risk of security incidents, including breach, compromise, intrusion, tampering, theft, destruction, misappropriation or other malicious activity. The increased use of mobile and cloud technologies heightens these and other operational risks, as do hybrid work arrangements. Our ability to safeguard such personal and other sensitive information, including information regarding the Company and our customers, sponsors, partners and employees, independent contractors and vendors, is important to our business. We take significant steps to protect our stored information, including the implementation of systems and processes to thwart malicious activity. These protections are costly and require ongoing monitoring and updating as technologies change and efforts to overcome security measures become more sophisticated. See “— Economic and Operational Risks — We are subject to extensive governmental regulation and our failure to comply with these regulations may have a material negative effect on our business and results of operations.”
Despite our efforts, the risks of a security incident cannot be entirely eliminated and our information technology and other systems that maintain and transmit consumer, sponsor, partner, Company, employee and other confidential and proprietary information may be compromised due to employee error or other circumstances such as malware or ransomware, viruses, hacking and phishing attacks, denial-of-service attacks, business email compromises, or otherwise. A compromise of our or our vendors’ systems could affect the security of information on our network or that of a third-party service provider. Additionally, outside parties may attempt to fraudulently induce employees, vendors or users to disclose sensitive, proprietary or confidential information in order to gain access to data and systems. Given the increasing sophistication of bad actors and complexity of the techniques used to obtain unauthorized access or disable systems, a security incident could potentially persist for an extended period of time before being detected. We may not be able to anticipate the incident or respond adequately or timely, and the extent of a particular incident, and the steps that we may need to take to investigate the incident, may not be immediately clear. As a result, our or our customers’ or affiliates’ sensitive, proprietary and/or confidential information may be lost, disclosed, accessed or taken without consent. For example, in November 2016, a payment card issue that affected cards used at merchandise and food and beverage locations at several of our New York venues and The Chicago Theatre was identified and addressed with the assistance of security firms. The issue was promptly fixed and enhanced security measures were implemented.
We also continue to review and enhance our security measures in light of the constantly evolving techniques used to gain unauthorized access to networks, data, software and systems. We have expended, and expect to continue to expend, significant expenses on an ongoing basis in order to review and enhance our security measures and to address any actual or potential security incidents that arise, but these measures may be ineffective and we may be subject to legal or regulatory action, as well as financial losses, and we may not have insurance coverage for any or all of such losses. If we experience an actual or perceived security incident, our ability to conduct business may be interrupted or impaired, we may incur damage to our systems, we may lose profitable opportunities or the value of those opportunities may be diminished and we may lose revenue as a result of unlicensed use of our intellectual property. Unauthorized access to or security breaches of our systems could result in the loss of data, loss of business, severe reputational damage adversely affecting customer or investor confidence, diversion of management’s attention, regulatory investigations and orders, litigation, indemnity obligations, damages for contract breach, penalties for violation of applicable laws or regulations and significant costs for remediation that may include liability for stolen or lost assets or information and repair of system damage that may have been caused, incentives offered to customers or other business partners in an effort to maintain business relationships after a breach and other liabilities. In addition, in the event of a security incident, changes in legislation may increase the risk of potential litigation. For example, the CCPA, which provides a private right of action (in addition to statutory damages) for California residents whose sensitive personal information is breached as a result of a business’ violation of its duty to reasonably secure such information, took effect on January 1, 2020 and was expanded by the CPRA, which took effect in January 2023. A number of other states have passed similar laws and additional states may do so in the near future. Our insurance coverage may not be adequate to cover the costs of a data breach, indemnification obligations or other liabilities.
We also routinely transmit and receive personal, confidential and proprietary information by email and other electronic means. We have discussed and worked with customers, sponsors, partners, employees, directors, independent contractors and vendors to secure transmission capabilities and protect against cyber incidents, but we do not have, and may be unable to put in place, secure capabilities with all of our customers, sponsors, partners, employees, directors, independent contractors and vendors and we may not be able to ensure that these third parties have appropriate controls in place to protect the confidentiality of the information. An interception, misuse or mishandling of personal, confidential or proprietary information being sent to or received from a client, vendor, service provider, counterparty or other third party could result in legal liability, regulatory action and reputational harm.
In addition, new regulations require us to disclose information about material cybersecurity incidents on a timely basis, including those that may not have been resolved or fully investigated at the time of disclosure, or, in some instances, we may have obligations to notify relevant stakeholders of security breaches. Such mandatory disclosures are costly, could provide information to threat actors, could lead to negative publicity, may cause our customers to lose confidence in the effectiveness of our security measures and may require us to expend significant capital and other resources to respond to or alleviate problems caused by an actual or perceived security breach.
We have in the past and may in the future become subject to infringement or other claims relating to our content or technology.
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
Our historical financial results may not be representative of our results as a separate, standalone company.
Historical financial information we have included in this Annual Report on Form 10-K through April 20, 2023 has been derived from the consolidated financial statements and accounting records of Sphere Entertainment and does not necessarily reflect what our financial position, results of operations or cash flows would have been had we been a separate, standalone company during the periods presented. Although Sphere Entertainment did account for the Entertainment business (inclusive of the Sphere business) as a separate business segment, we were not operated as a separate, standalone company for the historical periods presented. The historical costs and expenses reflected in our consolidated and combined financial statements include an allocation for certain corporate functions historically provided by Sphere Entertainment, including general corporate expenses and employee benefits and incentives. These allocations were based on what we and Sphere Entertainment considered to be reasonable reflections of the historical utilization levels of these services required in support of our business. The historical information does not necessarily indicate what our results of operations, financial position, cash flows or costs and expenses will be in the future.
We are controlled by the Dolan Family. As a result of their control, the Dolan Family has the ability to prevent or cause a change in control or approve, prevent or influence certain actions by the Company.
We have two classes of common stock:
•Class A common stock, par value $0.01 per share, which is entitled to one vote per share and is entitled collectively to elect 25% of our Board; and
•Class B common stock, par value $0.01 per share (“Class B common stock”), which is entitled to 10 votes per share and is entitled collectively to elect the remaining 75% of our Board.
As of June 30, 2024, the Dolan family, including trusts for the benefit of members of the Dolan family (collectively, the “Dolan Family Group”) collectively owns all of our Class B common stock, approximately 3.9% of our outstanding Class A common stock (inclusive of options exercisable and restricted stock units vesting within 60 days of June 30, 2024) and approximately 63.7% of the total voting power of all our outstanding common stock (in each case, inclusive of exercisable options). The members of the Dolan Family Group holding Class B common stock are parties to a Stockholders Agreement, which has the effect of causing the voting power of the holders of our Class B common stock to be cast as a block with respect to all matters to be voted on by holders of our Class B common stock. Under the Stockholders Agreement, the shares of Class B common stock owned by members of the Dolan Family Group (representing all of the outstanding Class B common stock) are to be voted on all matters in accordance with the determination of the Dolan Family Committee (as defined below), except that the decisions of the Dolan Family Committee are non-binding with respect to the Class B common stock owned by certain Dolan family trusts that collectively own approximately 40.5% of the outstanding Class B common stock (“Excluded Trusts”). The “Dolan Family Committee” consists of Charles F. Dolan and his six children, James L. Dolan, Thomas C. Dolan, Patrick F. Dolan, Kathleen M. Dolan, Marianne Dolan Weber and Deborah A. Dolan-Sweeney. The Dolan Family Committee generally acts by majority vote, except that approval of a going-private transaction must be approved by a two-thirds vote and approval of a change-in-control transaction must be approved by not less than all but one vote. The voting members of the Dolan Family Committee are James L. Dolan, Thomas C. Dolan, Kathleen M. Dolan, Deborah A. Dolan-Sweeney and Marianne Dolan Weber, with each member having one vote other than James L. Dolan, who has two votes. Because James L. Dolan has two votes, he has the ability to block Dolan Family Committee approval of any Company change in control transaction. Shares of Class B common stock owned by Excluded Trusts will on all matters be voted on in accordance with the determination of the Excluded Trusts holding a majority of the Class B common stock held by all Excluded Trusts, except in the case of a vote on a going private transaction or a change in control transaction, in which case a vote of trusts holding two-thirds of the Class B common stock owned by Excluded Trusts is required.
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
James L. Dolan serves as the Executive Chairman and Chief Executive Officer of each of the Company, Sphere Entertainment and MSG Sports. James L. Dolan also currently serves as Non-Executive Chairman of AMC Networks. In addition, Laura Franco serves as the Executive Vice President and General Counsel of both of the Company and Sphere Entertainment, Gregg G. Seibert serves as a Vice Chairman each of the Company, Sphere Entertainment, MSG Sports and AMC Networks and Charles F. Dolan serves as Chairman Emeritus of AMC Networks concurrently with his service on our Board. Furthermore, nine of the members of our Board also serve as directors of Sphere Entertainment, nine serve as directors of MSG Sports and three serve as directors of AMC Networks, including our Executive Chairman and Chief Executive Officer, who serves as Non-Executive Chairman of AMC Networks. Further, our Secretary, Mark C. Cresitello, also serves as Secretary of Sphere Entertainment and MSG Sports. We refer to these persons as “Overlap Persons.” The Overlap Persons may have actual or apparent conflicts of interest with respect to matters involving or affecting each company. For example, there will be the potential for a conflict of interest when we, on the one hand, and Sphere Entertainment, MSG Sports, and/or AMC Networks and their respective subsidiaries and successors, on the other hand, look at certain acquisitions and other corporate opportunities that may be suitable for more than one of the companies. Also, conflicts may arise if there are issues or disputes under the commercial arrangements that will exist between an Other Entity and us. In addition, certain of our directors and officers continue to own stock and/or stock options or other equity awards of an Other Entity. These ownership interests could create actual, apparent or potential conflicts of interest when these individuals are faced with decisions that could have different implications for our Company and an Other Entity. See the section entitled “Certain Relationships and Related Party Transactions — Certain Relationships and Potential Conflicts of Interest” in the Company’s Definitive Proxy Statement filed with the SEC on October 26, 2023 for a discussion of certain procedures we have instituted to help ameliorate such potential conflicts that may arise.
Our overlapping directors and officers with Sphere Entertainment, MSG Sports and/or AMC Networks may result in the diversion of corporate opportunities to Sphere Entertainment, MSG Sports and/or AMC Networks, and other conflicts, and provisions in our amended and restated certificate of incorporation may provide us no remedy in that circumstance.
The Company’s amended and restated certificate of incorporation acknowledges that directors and officers of the Company may also be serving as directors, officers, employees or agents of an Other Entity, and that the Company may engage in material business transactions with such Other Entities. The Company has renounced its rights to certain business opportunities and the Company’s amended and restated certificate of incorporation provides that no Overlap Person will be liable to the Company or its stockholders for breach of any fiduciary duty that would otherwise occur by reason of the fact that any such individual directs a corporate opportunity (other than certain limited types of opportunities set forth in our amended and restated certificate of incorporation) to one or more of the Other Entities instead of the Company, or does not refer or communicate information regarding such corporate opportunities to the Company. These provisions in our amended and restated certificate of incorporation also expressly validate certain contracts, agreements, arrangements and transactions (and amendments, modifications or terminations thereof) between the Company and the Other Entities and, to the fullest extent permitted by law, provide that the actions of the Overlap Person in connection therewith are not breaches of fiduciary duties owed to the Company, any of its subsidiaries or their respective stockholders. See “Duties of Directors and Officers Regarding Potential Business Opportunities; Renunciation of Interest in Potential Business Opportunities” in Exhibit 3.1 to this Annual Report on Form 10-K for more information.
Item 1B. Unresolved Staff Comments
None.

Item 1C. Cybersecurity
All companies utilizing technology are subject to the risk of breaches of or unauthorized access to their computer systems. The Company maintains a cyber risk management program designed to assess, identify and manage cybersecurity threats. The Company’s cyber risk management program has been integrated into our overall risk management program. The Audit Committee of our Board of Directors and our management are involved in the oversight of our risk management program, of which cybersecurity represents an important component. We have established policies and processes for assessing, identifying, and managing material risks from cybersecurity threats and incidents. Our policies and processes include, among other things:
•regular system security testing;
•a cybersecurity incident response policy (including the use of third-party vendors, as needed);
•periodic and ongoing security awareness training for employees;
•the use of several comprehensive vulnerability analysis systems to evaluate software vulnerabilities both internally and externally; and
•mechanisms to detect and monitor unusual network activity.
The Company also requires that all third-party vendors that have access to or handle sensitive information undergo a risk-based vendor security assessment. We also maintain controls and procedures that are designed to promptly escalate certain cybersecurity incidents so that decisions regarding public disclosure and reporting of such incidents can be made by management and the Audit Committee of our Board of Directors in a timely manner. There can be no guarantee that our policies and processes will be properly followed in every instance or that those policies and processes will be effective.
Our cyber risk management program is based on recognized best practices and standards for cybersecurity and information technology and aims to identify and address cybersecurity risks through a comprehensive, cross-functional approach. The Company has established a cybersecurity leadership response team consisting of members of senior management, including the Chief Security Officer (“CSO”), the Company’s Chief Financial Officer (“CFO”), and the Company’s General Counsel (“GC”), as well as a tactical incident response team comprised of employees from the threat management department.
The CSO is primarily responsible for leading the tactical incident response team, including the implementation of defense capabilities and risk mitigation strategies, and communicating with senior management and the cybersecurity leadership response team. The CSO has over 20 years of security operations, information technology and cybersecurity experience. He has served as Executive Vice President and Chief Security Officer of the Company since April 2023 and, prior to the MSGE Distribution, held senior roles at Sphere Entertainment, including serving as Executive Vice President and Chief Security Officer from 2021 to April 2023 and Senior Vice President and Chief Security Officer from 2020 to 2021, and served as MSG Sports’ Senior Vice President and Chief Security Officer from 2018 to 2020. He is supported by his direct reports and their teams.
The cybersecurity leadership response team also includes other senior members from the legal, internal audit, communications and threat management departments. This leadership response team meets as needed to review various cybersecurity and data privacy matters as escalated by the tactical incident response team and receives periodic updates from the tactical incident response team on such matters. The tactical incident response team is responsible for maintaining processes to assess, identify and manage material risks from cybersecurity threats and has primary responsibility for executing the response to any cybersecurity incident. In addition, the CSO and/or the tactical incident response team have identified third party vendors that can assist as needed with responding to any cybersecurity incident and determines if members of the cybersecurity leadership response team or other employees or vendors should be involved in the Company’s response.
Our Audit Committee is responsible for overseeing the Company’s risk management on behalf of our Board of Directors, which includes overseeing the Company’s management of its cybersecurity and data privacy. The CSO (or a senior member of his team) reports annually to the Audit Committee regarding the Company’s information security and cybersecurity risks. In addition, the Company’s CFO and GC communicate with the Company’s Audit Committee or its chair upon the occurrence of specified types of cybersecurity-related events, in accordance with the Company’s incident response policy. The GC, the CFO and the Vice President, Internal Audit & SOX also attend quarterly meetings of the Audit Committee to provide quarterly reports with updates on, among other things, cybersecurity risks facing the Company. The Audit Committee reports to the Board of Directors at least annually regarding its responsibilities and actions taken throughout the year, which includes any significant activities regarding its oversight of risks from cybersecurity threats.
We have in the past experienced, and may experience again in the future, material cybersecurity incidents that may have an adverse effect on our business strategy, results of operations or financial condition by subjecting us to, among other things, reputational harm, legal or regulatory action and/or financial losses. For example, in November 2016, a payment card issue that affected cards used at merchandise and food and beverage locations at several of our New York venues and The Chicago Theatre, was identified and addressed with the assistance of security firms. Although the issue was promptly fixed and enhanced security measures were implemented, we continue to face cybersecurity threats, as discussed in Item 1A. Risk Factors, including in the risk factor entitled “We face continually evolving cybersecurity and similar risks, which could result in loss, disclosure, theft, destruction or misappropriation of, or access to, our confidential information and cause disruption to our business, damage to our brands and reputation, legal exposure and financial losses.”
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
Significant properties that are leased in New York City include approximately 607,000 square feet housing Madison Square Garden Entertainment Corp.’s administrative and executive offices with approximately 47,000 square feet of space that is subleased to MSG Sports, approximately 577,000 square feet comprising Radio City Music Hall (with a maximum capacity of approximately 6,000 seats) and approximately 57,000 square feet comprising the Beacon Theatre (with a maximum capacity of approximately 2,800 seats). For more information on our venues, see “Item 1. Business — Our Business — Our Venues.”
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
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our Class A common stock is listed on the New York Stock Exchange (the “NYSE”) under the symbol “MSGE.” The Company’s Class A Common Stock began “regular way” trading on the NYSE on April 21, 2023.
Performance Graph
The following graph compares the relative performance of our Class A Common Stock, the Russell 2000 Index and the Bloomberg Americas Entertainment Index. This graph covers the period from April 21, 2023 through June 30, 2024. The comparison assumes an investment of $100 on April 21, 2023 and reinvestment of dividends. The stock price performance included in this graph is not necessarily indicative of future stock performance. The Russell 2000 Index and the Bloomberg Americas Entertainment Index are included for comparative purposes only. They do not necessarily reflect management’s opinion that such indices are an appropriate measure of the relative performance of the stock involved and they are not intended to forecast or be indicative of possible future performance of our common stock.

Comparison of Cumulative Total Return
$120
$110
$100
$90
4/21/23
6/30/23
6/30/24
Madison Square Garden Entertainment Corp.
Russell 2000 Index
Bloomberg Americas Entertainment Index

	Base Period 4/21/23	6/30/23	6/30/24
Madison Square Garden Entertainment Corp.	$100.00	$108.49	$110.45
Russell 2000 Index	100.00	105.80	116.44
Bloomberg Americas Entertainment Index	100.00	108.33	109.27
This performance graph shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or incorporated by reference into any of our filings under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.
As of June 30, 2024, there were 662 holders of record of our Class A common stock. There is no public trading market for our Class B common stock. As of June 30, 2024, there were 14 holders of record of our Class B common stock.
We did not pay any dividends on our common stock during Fiscal Year 2024 and do not have any current plans to pay a cash dividend on our common stock for the foreseeable future.

Issuer Purchases of Equity Securities
On March 29, 2023, the Company’s Board of Directors authorized a share repurchase program to repurchase up to $250 million of the Company’s Class A Common Stock (the “Stock Repurchase Program”). Pursuant to the Stock Repurchase Program, shares of Class A Common Stock may be purchased from time to time in open market or private transactions, block trades or such other manner as the Company may determine in accordance with applicable insider trading and other securities laws and regulations. The timing and amount of purchases will depend on market conditions and other factors. For the three months ended June 30, 2024, the Company did not repurchase any shares of Class A Common Stock. For Fiscal Year 2024, the Company repurchased 3,525,314 shares of Class A Common Stock for approximately $115 million. As of June 30, 2024, the Company had approximately $110 million remaining available for repurchases under the Stock Repurchase Program.
Securities Authorized for Issuance Under Equity Compensation Plans
The information required by this Item is incorporated by reference to the definitive Proxy Statement for our 2024 Annual Meeting of Stockholders, which is expected to be filed with the SEC within 120 days of our fiscal year end.
Item 6. [RESERVED]

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In this MD&A, there are statements concerning the future operating and future financial performance of MSG Entertainment. Words such as “expects,” “anticipates,” “believes,” “estimates,” “may,” “will,” “should,” “could,” “potential,” “continue,” “intends,” “plans,” and similar words and terms used in the discussion of future operating and future financial performance identify forward-looking statements. Investors are cautioned that such forward-looking statements are not guarantees of future performance, results or events and involve risks and uncertainties and that actual results or developments may differ materially from the forward-looking statements as a result of various factors. Factors that may cause such differences to occur include, but are not limited to:
•the level of our expenses, including our corporate expenses;
•the level of our revenues, which depends in part on the popularity of the Christmas Spectacular, the professional sports teams whose games are played at The Garden and other events which are presented in our venues, and our ability to attract such events;
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
•the effect of any postponements or cancellations by third-parties or the Company of scheduled events, whether as a result of a pandemic or other public health emergency due to operational challenges and other health and safety concerns (such as the partial cancellation of the 2021 production of the Christmas Spectacular) or otherwise;
•the extent to which attendance at our venues may be impacted by government actions, renewed health concerns by potential attendees and reduced tourism;
•the impact on the payments we receive under the Arena License Agreements that require the Knicks of the NBA and the Rangers of the NHL to play their home games at The Garden as a result of government-mandated capacity restrictions, league restrictions and/or social-distancing or vaccination requirements, if any, at Knicks and Rangers games;
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
•activities or other developments (such as a pandemic or other public health emergency) that discourage or may discourage congregation at prominent places of public assembly, including our venues;
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
•the performance by MSG Sports of its obligations under various agreements with the Company and ongoing commercial arrangements, including the Arena License Agreements;
•the tax-free treatment of the MSGE Distribution;
•failure of the Company or Sphere Entertainment to satisfy its obligations under transition services agreements, or other agreements entered into in connection with the MSGE Distribution; and
•the additional factors described under “Risk Factors” in this Annual Report on Form 10-K.
We disclaim any obligation to update or revise the forward-looking statements contained herein, except as otherwise required by applicable federal securities laws. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Annual Report on Form 10-K may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.
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
Results of Operations. This section provides an analysis of our results of operations for Fiscal Year 2024 and 2023, on a consolidated and combined basis, respectively. Analysis of our results of operations for Fiscal Year 2023, including a comparison of Fiscal Year 2023 to Fiscal Year 2022, is included in the Company’s Annual Report on Form 10-K for Fiscal Year 2023 filed on August 18, 2023.
Liquidity and Capital Resources. This section provides a discussion of our financial condition and liquidity, as well as an analysis of our cash flows for Fiscal Year 2024 and Fiscal Year 2023. The discussion of our financial condition and liquidity includes summaries of our primary sources of liquidity, our contractual obligations and off-balance sheet arrangements that existed at June 30, 2024.
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

MSGE Distribution and Business Overview
On the MSGE Distribution Date, Sphere Entertainment distributed approximately 67% of the shares of outstanding common stock of MSG Entertainment to its stockholders, with Sphere Entertainment retaining approximately 33% of the outstanding shares of common stock of MSG Entertainment (in the form of Class A common stock), referred to herein as the MSGE Retained Interest, immediately following the MSGE Distribution. As a result, the Company became an independent publicly traded company on April 21, 2023 through the MSGE Distribution. Following the completion of the secondary offering by Sphere Entertainment of the Company’s Class A Common Stock on September 22, 2023, Sphere Entertainment no longer owns any of the Company’s outstanding common stock.
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
Although we primarily license our venues to third-party promoters for a fee, we also promote or co-promote shows. If we serve as promoter or co-promoter of a show, we have economic risk relating to the event.
The Company also creates, produces and/or presents live productions that are performed in the Company’s venues. This includes the Christmas Spectacular production, which features the world-famous Rockettes and which has been performed at Radio City Music Hall for 90 years.
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

Revenues from Entertainment Offerings
Ticket Sales and Suite Licenses
For our productions and for entertainment events in our venues that we promote, we recognize revenues from the sale of tickets to our audiences. We sell tickets to the public through our box office, via our websites and ticketing agencies and through group sales. The amount of revenue we earn from ticket sales depends on the number of shows and the mix of events that we promote, the capacity of the venue used, the extent to which we can sell to fully utilize the capacity, and ticket prices.
The Garden has 22 Event Level suites, 1 Event Level Club Space, 58 Lexus Level suites, 18 Infosys Level suites, the Madison Club, Chase Lounge and the Hub Loft. Suite licenses at The Garden are generally sold to corporate customers with the majority being multi-year licenses with annual escalators.
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
Signage and Sponsorship
We earn revenues through the sale of signage space and sponsorship rights in connection with our venues, productions and other live entertainment events. Signage revenues generally involve the sale of advertising space at The Garden during entertainment events and otherwise in our venues. We also earn our revenues through the sale of outdoor signage around the Madison Square Garden complex I.
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

Food, Beverage, and Merchandise Revenues
Food and beverage
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

Arena License Fees and Other Leasing Revenue
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
The combined statements of operations for the year ended June 30, 2022, as well as the financial information for the period of July 1, 2022 to April 20, 2023 that is included in the results of operations for the year ended June 30, 2023, include allocations for certain support functions that were provided on a centralized basis and not historically recorded at the business unit level by Sphere Entertainment, such as expenses related to executive management, finance, legal, human resources, government affairs, information technology, and venue operations among others. As part of the MSGE Distribution, certain corporate and operational support functions were transferred to the Company and therefore, charges were reflected in order to burden all business units comprising Sphere Entertainment’s historical operations. These expenses were allocated on the basis of direct usage when identifiable, with the remainder allocated on a pro-rata basis of combined assets, headcount or other measures of the Company and Sphere Entertainment, which are recorded as a reduction of either direct operating expenses or selling, general and administrative expenses.
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
Advertising Sales Representation Agreement Termination
Prior to December 31, 2022, the Company was a party to an advertising sales representation agreement (the “Networks Advertising Sales Representation Agreement”) with Sphere Entertainment’s subsidiary, MSGN Holdings, L.P. (“MSG Networks”), pursuant to which the Company had the exclusive right and obligation to sell MSG Networks advertising availabilities for a commission. The Networks Advertising Sales Representation Agreement was terminated effective as of December 31, 2022. For Fiscal Years 2024,

2023, and 2022, the Company recognized $0, $8,802 and $20,878 of revenues, respectively, under the Networks Advertising Sales Representation Agreement.
As a result, after December 31, 2022, the Company no longer recognizes advertising sales commission revenue or the employee costs related to the Networks Advertising Sales Representation Agreement, which has impacted the operating results of the Company and will impact the operating results of the Company on a go forward basis.

Results of Operations
Effective for the third quarter of Fiscal Year 2024, the Company modified its presentation of revenues and direct operating expenses. Total revenue is now presented in three categories consisting of (i) Revenues from entertainment offerings, (ii) Food, beverage, and merchandise revenues, and (iii) Arena license fees and other leasing revenues. In addition, total direct operating expenses is now presented in two categories consisting of (i) Entertainment offerings and leasing direct operating expenses and (ii) food, beverage, and merchandise direct operating expenses. Prior period financial information has been revised to conform with the current period presentation.
Consolidated and Combined Results of Operations
Comparison of Fiscal Year 2024 versus Fiscal Year 2023
The table below sets forth, for the periods presented, certain historical financial information.

	Years Ended June 30,		Change
	2024	2023	Amount	Percentage
Revenues
Revenues from entertainment offerings	$723,897	$643,885	$80,012	12%
Food, beverage, and merchandise revenues	162,092	135,933	26,159	19%
Arena license fees and other leasing revenue	73,276	71,678	1,598	2%
Total revenues	959,265	851,496	107,769	13%
Direct operating expenses
Entertainment offerings, arena license fees, and other leasing direct operating expenses (a)	(475,502)	(420,301)	(55,201)	(13)%
Food, beverage, and merchandise direct operating expenses	(93,334)	(79,628)	(13,706)	(17)%
Total direct operating expenses	(568,836)	(499,929)	(68,907)	(14)%
Selling, general and administrative expenses	(206,963)	(180,216)	(26,747)	(15)%
Depreciation and amortization	(53,876)	(60,463)	6,587	11%
Gains, net on dispositions	—	4,361	(4,361)	NM
Restructuring charges	(17,649)	(10,241)	(7,408)	(72)%
Operating income	111,941	105,008	6,933	7%
Interest income	2,976	7,244	(4,268)	(59)%
Interest expense	(57,954)	(51,869)	(6,085)	(12)%
Other (expense) income, net	(4,672)	17,389	(22,061)	NM
Income from operations before income taxes	52,291	77,772	(25,481)	(33)%
Income tax benefit (expense)	92,009	(1,728)	93,737	NM
Net income	144,300	76,044	68,256	90%
Less: Net loss attributable to nonredeemable noncontrolling interests	—	(553)	553	NM
Net income attributable to MSG Entertainment’s stockholders	$144,300	$76,597	$67,703	88%
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
Revenues
Revenues for Fiscal Year 2024 increased $107,769 as compared to Fiscal Year 2023.
Revenues from Entertainment Offerings
For Fiscal Year 2024, the increase in revenues from entertainment offerings was primarily due to (i) higher event-related revenues of $51,147, (ii) an increase in revenues subject to the sharing economics with MSG Sports pursuant to the Arena License Agreements of $17,233, (iii) an increase in revenues from the presentation of the Christmas Spectacular production of $15,750, partially offset by (iv) lower revenues of $8,802 due to the termination of the Networks Advertising Sales Representation Agreement.

For Fiscal Year 2024, the increase in event-related revenues primarily reflects higher revenues from concerts of $40,721, due to an increase in the number of concerts at the Company’s venues, and to a lesser extent, higher average per-concert revenue in the current year.
For Fiscal Year 2024, the increase in revenues subject to the sharing of economics with MSG Sports pursuant to the Arena License Agreements primarily reflects higher suite license fee revenue and, to a lesser extent, higher commissions on merchandise sales, both as compared to the prior year.
For Fiscal Year 2024, the increase in revenues from the presentation of the Christmas Spectacular production, as compared to the prior year period, was primarily due to higher ticket-related revenues. This reflected higher per-show revenue and, to a lesser extent, an increase in the number of performances as compared to the prior year. The increase in per-show ticket-related revenues was due to higher average ticket yield and higher average per-show attendance as compared to the prior year.
The Company had 193 Christmas Spectacular performances during Fiscal Year 2024’s holiday season, as compared to 181 performances in the Fiscal Year 2023’s holiday season. For this year’s holiday season, more than 1,000,000 tickets were sold, as compared to more than 930,000 tickets sold in the prior year. The Company had 193 Christmas Spectacular performances during this year’s holiday season, as compared to 181 performances in the prior year’s holiday season.
Food, Beverage, and Merchandise Revenues
For Fiscal Year 2024, the increase in food, beverage and merchandise revenues was primarily due to higher food and beverage sales at concerts held at the Company’s venues, and at Knicks and Rangers games at The Garden, and to a lesser extent, higher food, beverage, and merchandise sales from the presentation of the Christmas Spectacular production.
For Fiscal Year 2024 the increase in food and beverage sales at concerts was due to an increase in the number of concerts held at the Company’s venues and to a lesser extent, higher average per-concert revenues in the current year.
For Fiscal Year 2024 the increase in food and beverage sales at Knicks and Rangers games was due to higher average per-game revenues, and to a lesser extent, an increase in the number of games held at The Garden.
For Fiscal Year 2024 the increase in food and beverage sales at the Christmas Spectacular production was primarily due to higher average per-show revenues, and to a lesser extent, an increase in the number of performances in the current year.
Direct operating expenses
Direct operating expenses for Fiscal Year 2024 increased $68,907 as compared to Fiscal Year 2023.
Direct Operating Expenses Associated with Entertainment Offerings, Arena License Fees and Other Leasing
For Fiscal Year 2024, the increase in direct operating expenses associated with entertainment offerings, arena license fees, and other leasing reflects (i) higher event-related expenses of $30,037, (ii) higher expenses associated with the sharing of economics with MSG Sports pursuant to the Arena License Agreements of $14,818, (iii) higher expenses related to the presentation of the Christmas Spectacular production of $3,279, and (iv) higher venue operating costs of $2,729.
For Fiscal Year 2024, the increase in event-related expenses was primarily due to higher direct operating expenses from concerts of $22,814, which was due to the increase in the number of concerts at the Company’s venues and, to a lesser extent, higher per-concert expenses.
For Fiscal Year 2024, the increase in expenses associated with the sharing of economics with MSG Sports pursuant to the Arena License Agreements primarily reflects direct operating expenses incurred as a result of the increase in suite license fee revenues.
Direct Operating Expenses Associated with Food, Beverage, and Merchandise
For Fiscal Year 2024, the increase in food, beverage and merchandise direct operating expenses was primarily driven by (i) the related increase in food and beverage sales at concerts held at the Company’s venues, (ii) the related increase in food and beverage sales at Knicks and Rangers games and, (iii) the increase in food, beverage, and merchandise sales related to the presentation of the Christmas Spectacular production.
Selling, general, and administrative expenses
Selling, general, and administrative expenses for Fiscal Year 2024 increased $26,747, or 15%, to $206,963 as compared to Fiscal Year 2023. Results for Fiscal Year 2024 reflect MSG Entertainment on a fully standalone basis. Results for Fiscal Year 2023 through the April, 20, 2023 spin-off date reflect the allocation of corporate and administrative costs based on the accounting requirements for the preparation of carve-out financial statements. These results do not include all of the expenses that would have been incurred by MSG Entertainment had it been a standalone public company for the prior year. This was the primary driver of the overall increase in selling, general and administrative expenses, partially offset by the impact of the Company’s transition services agreement with Sphere Entertainment.
Depreciation and amortization
Depreciation and amortization for Fiscal Year 2024 decreased $6,587, or 11%, to $53,876 as compared to $60,463 in Fiscal Year 2023, primarily due to certain intangible assets being fully amortized and the disposal of a corporate aircraft during Fiscal Year 2023.
Gains, net on dispositions
Gains, net on dispositions for Fiscal Year 2024 was $0 as compared to $4,361 in Fiscal Year 2023. The net gains in Fiscal Year 2023 reflect the gain on sale of the Company’s controlling interest in Boston Calling Events, LLC (the “BCE Disposition”), partially offset by the net loss on the disposal of a corporate aircraft.
Restructuring charges
Restructuring charges for Fiscal Year 2024 increased $7,408, to $17,649 as compared to $10,241 in Fiscal Year 2023. The restructuring charges relate to the termination benefits for certain corporate executives and employees.
Operating income
Operating income for Fiscal Year 2024 improved $6,933 to $111,941 as compared to operating income of $105,008 in Fiscal Year 2023. The improvement in operating income was primarily due to the increase in revenues, partially offset by higher direct operating expenses and selling, general and administration expenses.
Interest income
For Fiscal Year 2024, interest income decreased $4,268 to $2,976 as compared to interest income of $7,244 in Fiscal Year 2023 primarily due to (i) the impact of the MSGE Distribution, which impacted the year-over-year comparability of results since the prior year period included carve-out allocations and (ii) lower average balances in the Company’s cash, cash equivalents and restricted cash, partially offset by higher interest rates.
Interest expense
Interest expense for Fiscal Year 2024 was $57,954 as compared to interest expense of $51,869 in Fiscal Year 2023, an increase of $6,085, primarily due to higher interest rates on borrowings and higher revolver borrowings under the National Properties Facilities.
Other (expense) income, net
For Fiscal Year 2024, other expense, net was $4,672 as compared to other income, net of $17,389 for Fiscal Year 2023, a change of $22,061. The change was primarily due to (i) a change from an unrealized gain to an unrealized loss of $9,235 associated with the investment in Townsquare Media, Inc., (ii) the absence of a $8,406 unrealized gain associated with the investment in DraftKings Inc. recognized in the prior year period, and (iii) higher net periodic benefit costs of $15 associated with the Company’s Pension Plans.
Income taxes
Income tax benefit for Fiscal Year 2024 of $92,009 differs from income tax expense derived from applying the statutory federal rate of 21% to the pretax income primarily due to (i) income tax benefit due to a decrease in the valuation allowance of $108,506 and (ii) income tax benefit of $4,487 related to return to provision adjustments, partially offset by (iii) state income tax expense of $9,039.
Income tax expense for Fiscal Year 2023 of $1,728 differs from income tax expense derived from applying the statutory federal rate of 21% to the pretax income primarily due to (i) income tax benefit due to a decrease in the valuation allowance of $34,147, partially offset by (ii) state income tax expense of $13,033 and (iii) income tax expense of $3,861 related to nondeductible officers’ compensation.
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
The Company evaluates its performance based on several factors, of which the key financial measure is adjusted operating income, a non-GAAP financial measure. We define adjusted operating income as operating income excluding:
(i) depreciation, amortization and impairments of property and equipment, goodwill and intangible assets,

(ii) share-based compensation expense,
(iii) restructuring charges or credits,
(iv) merger, spin-off, and acquisition-related costs, including merger-related litigation expenses,
(v) gains or losses on sales or dispositions of businesses and associated settlements,
(vi) the impact of purchase accounting adjustments related to business acquisitions,
(vii) gains and losses related to the remeasurement of liabilities under the executive deferred compensation plan, and
(viii) amortization of capitalized cloud computing arrangement costs.
The Company believes that the exclusion of share-based compensation expense or benefit allows investors to better track the performance of the Company’s business without regard to the settlement of an obligation that is not expected to be made in cash. The Company eliminates merger, spin-off, and acquisition-related costs, when applicable, because the Company does not consider such costs to be indicative of the ongoing operating performance of the Company as they result from an event that is of a non-recurring nature, thereby enhancing comparability. In addition, management believes that the exclusion of gains and losses related to the remeasurement of liabilities under the executive deferred compensation plan, provides investors with a clearer picture of the Company’s operating performance given that, in accordance with GAAP, gains and losses related to the remeasurement of liabilities under the executive deferred compensation plan are recognized in Operating income whereas gains and losses related to the remeasurement of the assets under the executive deferred compensation plan, which are equal to and therefore fully offset the gains and losses related to the remeasurement of liabilities, are recognized in Other (expense) income, net, which is not reflected in Operating income.
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
AOI should be viewed as a supplement to and not a substitute for operating income, net income, cash flows from operating activities, and other measures of performance and/or liquidity presented in accordance with GAAP. Since AOI is not a measure of performance calculated in accordance with GAAP, this measure may not be comparable to similar measures with similar titles used by other companies. The Company has presented the components that reconcile operating income, the most directly comparable GAAP financial measure, to AOI.
The following is a reconciliation of operating income to adjusted operating income for Fiscal Year 2024 as compared to Fiscal Year 2023:

	Years Ended June 30,		Change
	2024	2023	Amount	Percentage
Operating income	$111,941	$105,008	$6,933	7%
Share-based compensation expense	24,544	29,521	(4,977)	(17)%
Depreciation and amortization	53,876	60,463	(6,587)	(11)%
Restructuring charges	17,649	10,241	7,408	72%
Gains, net on dispositions	—	(4,361)	4,361	NM
Merger, spin-off, and acquisition costs (a)	2,035	—	2,035	NM
Amortization of capitalized cloud computing arrangement costs	1,008	600	408	68%
Remeasurement of deferred compensation plan liabilities	452	121	331	NM
Adjusted operating income (b)	$211,505	$201,593	$9,912	5%
________________
NM (not meaningful) — Absolute percentages greater than 200% and comparisons from positive to negative values or to zero values are considered not meaningful.
(a)    This adjustment represents non-recurring costs incurred and paid by the Company for the sale of the MSGE Retained Interest by Sphere Entertainment.
(b)    The Company has amended the definition of adjusted operating income so that the impact of the non-cash portion of operating lease revenue related to the Company’s Arena License Agreements with MSG Sports is no longer excluded in all periods presented. Pursuant to GAAP, recognition of operating lease revenue is recorded on a straight-line basis over the term of the agreement based upon the value of total future payments under the arrangement. As a result, operating lease revenue is comprised of a contractual cash component plus or minus a non-cash component for each period presented. Adjusted operating income includes operating lease revenue of (i) $42,769 of revenue collected in cash for Fiscal Year 2024 and $41,524 of revenue collected in cash for Fiscal Year 2023 , respectively, and (ii) a non-cash portion $25,299 for Fiscal Year 2024 and $26,545 for Fiscal Year 2023, respectively.
NM — Absolute percentages greater than 200% and comparisons from positive to negative values or to zero values are considered not meaningful.

Net loss attributable to nonredeemable noncontrolling interests
For Fiscal Year 2024, the Company posted a net loss attributable to nonredeemable noncontrolling interests of $0 in comparison to a net loss attributable to nonredeemable noncontrolling interests of $553 for Fiscal Year 2023. These amounts in the prior year period represent the share of net loss of BCE that is not attributable to the Company, prior to the BCE Disposition on December 2, 2022.
Comparison of Fiscal Year 2023 versus the Fiscal Year 2022
Analysis of our results of operations for Fiscal Year 2023, including a comparison of Fiscal Year 2023 to Fiscal Year 2022, is included in the Company’s Annual Report on Form 10-K, dated August 18, 2023.

Liquidity and Capital Resources
Overview
Sources and Uses of Liquidity
Our primary sources of liquidity are cash and cash equivalents, cash flows from the operations of our businesses and available borrowing capacity under the National Properties Revolving Credit Facility (as defined below). Our principal uses of cash include working capital-related items (including funding our operations), capital spending, debt service, investments and related loans and advances to affiliates that we may fund from time to time. We may also use cash to continue to repurchase shares of our Class Common A Stock pursuant to the share repurchase program authorized by our Board of Directors on March 29, 2023, of which there was approximately $110,000 remaining as of June 30, 2024. Our decisions as to the use of our available liquidity will be based upon the ongoing review of the funding needs of the business, the optimal allocation of cash resources, and the timing of cash flow generation. To the extent that we desire to access alternative sources of funding through the capital and credit markets, market conditions could adversely impact our ability to do so at that time.
We regularly monitor and assess our ability to meet our net funding and investing requirements. As of June 30, 2024, the Company’s unrestricted cash and cash equivalents balance was $33,255. The principal balance of the Company’s total debt outstanding as of June 30, 2024 was $625,625 and the Company had $131,174 of available borrowing capacity under its revolving credit facility. We believe we have sufficient liquidity from cash and cash equivalents, available borrowing capacity under our credit facilities and cash flows from operations to fund our operations, and satisfy any obligations for the foreseeable future. See Note 12. Credit Facilities to the consolidated and combined financial statements included elsewhere in this Annual Report on Form 10-K for a discussion of the National Properties Facilities.
Financing Agreements
General. MSG National Properties, MSG Entertainment Holdings and certain subsidiaries of MSG National Properties are party to the National Properties Credit Agreement, providing for a five-year, $650,000 National Properties Term Loan Facility and a five-year, $150,000 National Properties Revolving Credit Facility. Up to $25,000 of the National Properties Revolving Credit Facility is available for the issuance of letters of credit. As of June 30, 2024, outstanding letters of credit were $18,826 and the remaining balance available under the National Properties Revolving Credit Facility was $131,174.
Interest Rates. Borrowings under the current National Properties Facilities bear interest at a floating rate, which at the option of MSG National Properties may be either (a) a base rate plus an applicable margin ranging from 1.50% to 2.50% per annum, determined based on the total leverage ratio of MSG National Properties and its restricted subsidiaries, or (b) adjusted Term SOFR (i.e., Term SOFR plus 0.10%) plus an applicable margin ranging from 2.50% to 3.50% per annum, determined based on the total leverage ratio of MSG National Properties and its restricted subsidiaries. The National Properties Credit Agreement requires MSG National Properties to pay a commitment fee ranging from 0.30% to 0.50% in respect of the daily unused commitments under the National Properties Revolving Credit Facility. MSG National Properties is also required to pay customary letter of credit fees, as well as fronting fees, to banks that issue letters of credit pursuant to the National Properties Credit Agreement. The interest rate on the National Properties Facilities as of June 30, 2024 was 7.94%.
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
Covenants. The National Properties Credit Agreement includes financial covenants requiring MSG National Properties and its restricted subsidiaries to maintain a specified minimum liquidity level, a specified minimum debt service coverage ratio and specified maximum total leverage ratio. The minimum liquidity level is set at $50,000, and is tested based on the level of average daily liquidity, consisting of cash and cash equivalents and available revolving commitments, over the last month of each quarter over the life of the National Properties Facilities. The debt service coverage ratio covenant began testing in the fiscal quarter ended December 31, 2022, and is set at a ratio of 2:1 before stepping up to 2.5:1 in the fiscal quarter ending September 30, 2024. The leverage ratio covenant began testing in the fiscal quarter ended June 30, 2023. It is tested based on the ratio of MSG National Properties and its restricted subsidiaries’ consolidated total indebtedness to adjusted operating income, with an initial maximum ratio of 6:1, which stepped down to 5.5:1 in the fiscal quarter ended June 30, 2024 and steps down to 4.5:1 in the fiscal quarter ending June 30, 2026. As of June 30, 2024, MSG National Properties and its restricted subsidiaries were in compliance with the covenants of the National Properties Credit Agreement.

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
See Note 12. Credit Facilities to the consolidated and combined financial statements included elsewhere in this Annual Report on Form 10-K for additional information regarding the National Properties Credit Agreement, such as the scheduled repayment requirement of $16,250 in Fiscal Year 2025 and $32,500 in Fiscal Year 2026.
Letters of Credit
The Company uses letters of credit to support its business operations. As of June 30, 2024, the Company had letters of credit outstanding for an aggregate of $18,826 issued under the National Properties Revolving Credit Facility.
Cash Flow Discussion
As of June 30, 2024, cash, cash equivalents and restricted cash totaled $33,555, as compared to $84,355 as of June 30, 2023. The following table summarizes the Company’s cash flow activities for Fiscal Years 2024 and 2023:

	Years Ended June 30,
	2024	2023
Net cash provided by operating activities	$111,266	$135,694
Net cash (used in) provided by investing activities	(62,371)	30,305
Net cash used in financing activities	(99,695)	(144,217)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(50,800)	$21,782
Operating Activities
Net cash provided by operating activities for Fiscal Year 2024 decreased by $24,428 as compared to Fiscal Year 2023, primarily due to (i) a decrease in Net income adjusted for non-cash items of $5,958, and (ii) a decrease in cash flows from changes in working capital of $18,470. The decrease in cash flows from changes in working capital were driven by a larger decrease in accounts payable, accrued and other current and non-current liabilities; an increase in accounts receivable versus a decrease in the prior year period; a decrease in deferred revenue versus an increase in the prior year period; and a larger increase in prepaid expenses and other current and non-current assets, in each case as compared to Fiscal Year 2023. These decreases in working capital cash flows were partially offset by positive net cash inflows from related party receivables and payables versus net cash outflows in the prior year period; and an increase in net operating lease liabilities in the current year.
Investing Activities
Net cash flows from investing activities for Fiscal Year 2024 decreased by $92,676 as compared to Fiscal Year 2023 primarily due to (i) an increase of $58,300 in loans to related parties related to the DDTL facility, (ii) the absence of $27,904 in proceeds received from the dispositions of BCE and the corporate aircraft recognized in Fiscal Year 2023 and (iii) an increase of $8,993 in capital expenditures in the current year period as compared to Fiscal Year 2023.
Financing Activities
Net cash used in financing activities for Fiscal Year 2024 decreased by $44,522 to $99,695 as compared to Fiscal Year 2023 primarily due to (i) the absence in net transfers to Sphere Entertainment and Sphere Entertainment’s subsidiaries under carve-out accounting principles in the current period and (ii) an increase in proceeds received from the National Properties Revolving Credit Facility in Fiscal Year 2024, partially offset by (i) an increase in principal repayments on the National Properties Term Loan Facilities and the

National Properties Revolving Credit Facility, (ii) an increase in stock repurchases, and (iii) taxes paid in lieu of shares for equity based compensation recognized in Fiscal Year 2024.
Contractual Obligations
As of June 30, 2024, the approximate future payments under our contractual obligations were as follows:

	Payments Due by Period (c)
	Total	Year 1	Years 2-3	Years 4-5	More Than 5 Years
Leases (a)	$889,726	$7,353	84,285	89,853	$708,235
Debt repayments (b)	625,625	16,250	609,375	—	—
Total future contractual obligation payments	$1,515,351	$23,603	$693,660	$89,853	$708,235
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
Off Balance Sheet Arrangements
As of June 30, 2024, the Company had the following off balance sheet arrangements:

	Commitments
	June 30, 2025	June 30, 2026	June 30, 2027	June 30, 2028	June 30, 2029	Thereafter	Total
Contractual obligations	$12,924	$5,272	$12,701	$12,823	$12,896	$247,735	$304,351
Letters of credit	18,827	—	—	—	—	—	18,827
Total commitments	$31,751	$5,272	$12,701	$12,823	$12,896	$247,735	$323,178
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
Revenue Recognition – Arrangements with Multiple Performance Obligations

The Company enters into arrangements with multiple performance obligations, such as multi-year sponsorship agreements, which may derive revenues for the Company, as well as Sphere Entertainment and MSG Sports within a single arrangement. The Company also derives revenue from similar types of arrangements which are entered into by Sphere Entertainment and MSG Sports. Payment terms for such arrangements can vary by contract, but payments are generally due in installments throughout the contractual term. The performance obligations included in each sponsorship agreement vary and may include advertising and other benefits such as, but not limited to, signage at The Garden and the Company’s other venues, digital advertising, and event or property specific advertising, as well as non-advertising benefits such as suite licenses and event tickets. To the extent the Company’s multi-year arrangements provide for performance obligations that are consistent over the multi-year contractual term, such performance obligations generally meet the definition of a series as provided for under the accounting guidance. If performance obligations are concluded to meet the definition of a series, the contractual fees for all years during the contract term are aggregated and the related revenue is recognized proportionately as the underlying performance obligations are satisfied.
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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Potential Interest Rate Risk Exposure:
The Company, through its subsidiary MSG National Properties, is subject to potential interest rate risk exposure related to borrowings incurred under its credit facilities. Changes in interest rates may increase interest expense payments with respect to any borrowings incurred under these credit facilities. The effect of a hypothetical 200 basis point increase in floating interest rate prevailing as of June 30, 2024 and continuing for a full year would increase the Company’s interest expense on the outstanding amounts under the credit facilities by $12,513.
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
Lower discount rates increase the present value of benefit obligations and will usually increase the subsequent year’s net periodic benefit cost. The weighted-average discount rates used to determine benefit obligations as of June 30, 2024 for the Company’s Pension Plans and Postretirement Plan were 5.55% and 5.40%, respectively. A 25 basis point decrease in each of these assumed discount rates would increase the projected benefit obligations for the Company’s Pension Plans and Postretirement Plan at June 30, 2024 by $3,140 and $30, respectively.
The weighted-average discount rates used to determine service cost, interest cost and the projected benefit obligation components of net periodic benefit cost were 5.44%, 5.37% and 5.34%, respectively, for Fiscal Year 2024 for the Company’s Pension Plans. The weighted-average discount rates used to determine service cost, interest cost and the projected benefit obligation components of net periodic benefit cost were 5.39%, 5.49% and 5.40%, respectively, for Fiscal Year 2024 for the Company’s Postretirement Plan. A 25 basis point decrease in these assumed discount rates would increase the total net periodic benefit cost for the Company’s Pension Plans by $60 and would result in no impact to the net periodic benefit cost for the Company’s Postretirement Plan for Fiscal Year 2024.
The expected long-term return on plan assets is based on a periodic review and modeling of the plans’ asset allocation structures over a long-term horizon. Expectations of returns for each asset class are the most important of the assumptions used in the review and modeling, and are based on comprehensive reviews of historical data, forward-looking economic outlook, and economic/financial market theory. The expected long-term rate of return was selected from within the reasonable range of rates determined by (a) historical real returns, net of inflation, for the asset classes covered by the investment policy, and (b) projections of inflation over the long-term period during which benefits are payable to plan participants. The weighted average expected long-term rate of return on plan assets for the Company’s funded Pension Plans was 6.41% for Fiscal Year 2024.
Performance of the capital markets affects the value of assets that are held in trust to satisfy future obligations under the Company’s funded plans. Adverse market performance in the future could result in lower rates of return for these assets than projected by the Company which could increase the Company’s funding requirements related to these plans, as well as negatively affect the Company’s operating results by increasing the net periodic benefit cost. A 25 basis point decrease in the long-term return on pension plan assets assumption would increase net periodic pension benefit cost by $270 for Fiscal Year 2024.
Item 8. Financial Statements and Supplementary Data
The Financial Statements required by this Item 8 appear beginning on page F-1 of this Annual Report on Form 10-K, and are incorporated by reference herein.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Executive Chairman and Chief Executive Officer and our Executive Vice President and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act. Based on that evaluation, our Executive Chairman and Chief Executive Officer and our Executive Vice President and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of June 30, 2024.
Management’s Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.
Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements prepared for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of this evaluation, our management concluded that our internal control over financial reporting was effective as of June 30, 2024. The effectiveness of our internal control over financial reporting as of June 30, 2024 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Information relating to our directors, executive officers, corporate governance and insider trading policies and procedures will be included in the proxy statement for the 2024 annual meeting of the Company’s stockholders, which is expected to be filed within 120 days of our fiscal year end, and is incorporated herein by reference.
Item 11. Executive Compensation
Information relating to executive compensation will be included in the proxy statement for the 2024 annual meeting of the Company’s stockholders, which is expected to be filed within 120 days of our fiscal year end, and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information relating to the beneficial ownership of our common stock will be included in the proxy statement for the 2024 annual meeting of the Company’s stockholders, which is expected to be filed within 120 days of our fiscal year end, and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information relating to certain relationships and related transactions and director independence will be included in the proxy statement for the 2024 annual meeting of the Company’s stockholders, which is expected to be filed within 120 days of our fiscal year end, and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
Information relating to principal accountant fees and services will be included in the proxy statement for the 2024 annual meeting of the Company’s stockholders, which is expected to be filed within 120 days of our fiscal year end, and is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules

Page No.
The following documents are filed as part of this report:

1.	The financial statements as indicated in the index set forth on page	F-1

2.	Financial statement schedule:
Schedule supporting consolidated and combined financial statements:
	Schedule II — Valuation and Qualifying Accounts	52
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

4.3	Description of Capital Stock (incorporated by reference to Exhibit 4.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2023 filed on August 18, 2023).
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

10.4	2023 Employee Stock Plan (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 filed on April 19, 2023). †
10.5	2023 Stock Plan for Non-Employee Directors (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-8 filed on April 19, 2023). †

EXHIBIT NO.	DESCRIPTION
10.6
Form of Indemnification Agreement between Madison Square Garden Entertainment Corp. (formerly MSGE Spinco, Inc.) and its Directors and Officers (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form 10 filed on March 30, 2023).

10.7
Form of Madison Square Garden Entertainment Corp. (formerly MSGE Spinco, Inc.) Non-Employee Director Award Agreement (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form 10 filed on March 30, 2023). †

10.8
Form of Madison Square Garden Entertainment Corp. (formerly MSGE Spinco, Inc.) Restricted Stock Units Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed May 18, 2023). †

10.9
Form of Madison Square Garden Entertainment Corp. (formerly MSGE Spinco, Inc.) Performance Restricted Stock Units Agreement (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed May 18, 2023). †

10.10
Form of Madison Square Garden Entertainment Corp. (formerly MSGE Spinco, Inc.) Option Agreement (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed May 18, 2023). †

10.11
Form of Madison Square Garden Entertainment Corp. (formerly MSGE Spinco, Inc.) Performance Option Agreement (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q filed May 18, 2023). †

10.12
Form of Madison Square Garden Entertainment Corp. (formerly MSGE Spinco, Inc.) Restricted Stock Units Agreement in respect of Sphere Entertainment Co. Restricted Stock Units (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q filed May 18, 2023). †

10.13
Form of Madison Square Garden Entertainment Corp. (formerly MSGE Spinco, Inc.) Option Agreement in respect of Sphere Entertainment Co. Options (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q filed May 18, 2023). †

10.14
Form of Madison Square Garden Entertainment Corp. (formerly MSGE Spinco, Inc.) Performance Restricted Stock Units in respect of Sphere Entertainment Co. Performance Restricted Stock Units (incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q filed May 18, 2023). †

10.15
Madison Square Garden Entertainment Corp. (formerly MSGE Spinco, Inc.) Executive Deferred Compensation Plan, as amended and restated (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on April 24, 2023). †

10.16
Lease Agreement, between RCPI Trust and Radio City Productions LLC, relating to Radio City Music Hall, dated December 4, 1997 (incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form 10 filed on March 30, 2023). *

10.17
First Amendment to Lease Agreement, dated December 4, 1997, between RCPI Trust and Radio City Productions LLC, dated February 19, 1999 (incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form 10 filed on March 30, 2023).

10.18
Second Amendment to Lease Agreement, dated December 4, 1997, between RCPI Landmark Properties, L.L.C. and Radio City Productions LLC, dated November 6, 2002 (incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement on Form 10 filed on March 30, 2023). *

10.19
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

10.21
Fifth Amendment to Lease Agreement, dated December 4, 1997, between RCPI Landmark Properties, L.L.C. and Radio City Productions LLC, dated July 18, 2018 (incorporated by reference to Exhibit 10.22 to the Company’s Registration Statement on Form 10 filed on March 30, 2023).

10.22
Sixth Amendment to Lease Agreement, dated December 4, 1997, between RCPI Landmark Properties, L.L.C. and Radio City Productions LLC, dated July 1, 2021 (incorporated by reference to Exhibit 10.23 to the Company’s Registration Statement on Form 10 filed on March 30, 2023). *

10.23
Seventh Amendment to Lease Agreement, dated December 4, 1997, between RCPI Landmark Properties, L.L.C. and Radio City Productions LLC, dated April 18, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 24, 2023). *

EXHIBIT NO.	DESCRIPTION
10.24
First Renewal Option Extension Letter amending Lease Agreement, dated December 4, 1997, by and between RCPI Landmark Properties, L.L.C. and Radio City Productions LLC (as amended), dated February 24, 2021 (incorporated by reference to Exhibit 10.24 to the Company’s Registration Statement on Form 10 filed on March 30, 2023).

10.25
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

10.28
Summary of Office Space Arrangement, between MSG Entertainment Group, LLC (formerly MSG Sports & Entertainment, LLC) and the Knickerbocker Group LLC. (incorporated by reference to Exhibit 10.28 to the Company’s Registration Statement on Form 10 filed on March 30, 2023).

10.29
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

10.32
Flight Crew Services Agreement, dated May 6, 2019, between DFO and MSG Entertainment Group, LLC (formerly MSG Sports & Entertainment, LLC) (for the Challenger) (incorporated by reference to Exhibit 10.31 to the Company’s Registration Statement on Form 10 filed on March 30, 2023).

10.33
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

10.37
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
10.40
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

10.49
Employment Agreement, dated as of June 20, 2024, between Madison Square Garden Entertainment Corp. and James L. Dolan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 21, 2024). †

10.50
Employment Agreement, dated as of February 1, 2024, between Madison Square Garden Entertainment Corp. and Michael Grau (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 5, 2024). †

10.51
Employment Agreement, dated as of December 18, 2023, between Madison Square Garden Entertainment Corp. and Laura Franco (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on February 7, 2024). †

10.52
Employment Agreement, dated December 20, 2021, between Madison Square Garden Entertainment Corp. and David F. Byrnes, as assigned to MSGE Spinco, Inc. (incorporated by reference to Exhibit 10.51 to the Company’s Registration Statement on Form 10 filed on March 30, 2023). †

10.53
Employment Agreement, dated October 26, 2021, between Madison Square Garden Entertainment Corp. and Jamal Haughton, as assigned to MSGE Spinco, Inc. (incorporated by reference to Exhibit 10.50 to the Company’s Registration Statement on Form 10 filed on March 30, 2023). †

10.54
Employment Agreement, effective April 1, 2023, between Madison Square Garden Entertainment Corp. and Philip D’Ambrosio (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 2, 2023). †

10.55
Employment Agreement, dated March 23, 2022, between Madison Square Garden Entertainment Corp. and Courtney Zeppetella, as assigned to MSGE Spinco, Inc. (incorporated by reference to Exhibit 10.52 to the Company’s Registration Statement on Form 10 filed on March 30, 2023). †

10.56
Release, dated April 18, 2023, between Sphere Entertainment Co. (formerly Madison Square Garden Entertainment Corp.) and RCPI Landmark Properties, L.L.C. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 24, 2023).

EXHIBIT NO.	DESCRIPTION
10.57
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

10.59
Amendment No. 3 to Credit Agreement, dated as of September 15, 2023, among MSG National Properties, LLC, the guarantors party thereto, the lender party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 21, 2023).

19.1	Insider Trading Policy
21.1	Subsidiaries of the Registrant.
23.1	Consent of Deloitte and Touche LLP.
24.1	Power of Attorney (included on signature page to this Annual Report on Form 10-K).
31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **
32.2	Certification by the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **
97.1	Clawback Policy
101
The following materials from Madison Square Garden Entertainment Corp. Annual Report on Form 10-K for the fiscal year ended June 30, 2024, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) consolidated balance sheets, (ii) consolidated and combined statements of operations, (iii) consolidated and combined statements of comprehensive income (loss), (iv) consolidated and combined statements of cash flows, (v) consolidated and combined statements of equity (deficit), and (vi) notes to consolidated and combined financial statements.

104	The cover page from the Company’s Annual Report on Form 10-K for the year ended June 30, 2024 formatted in Inline XBRL and contained in Exhibit 101.
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

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

		(Additions) / Deductions
	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts		Deductions	Balance at End of Period
Year Ended June 30, 2024
Allowance for doubtful accounts / credit losses	$(472)	$(579)	$—		$469	$(582)
Deferred tax valuation allowance	(95,352)	108,506	(13,154)	(a)	—	—
	$(95,824)	$107,927	$(13,154)		$469	$(582)

Year Ended June 30, 2023
Allowance for doubtful accounts / credit losses	$(3,710)	$(81)	$—		$3,319	$(472)
Deferred tax valuation allowance	(151,043)	34,147	21,544	(b)	—	(95,352)
	$(154,753)	$34,066	$21,544		$3,319	$(95,824)

Year Ended June 30, 2022
Allowance for doubtful accounts / credit losses	$(4,167)	$(166)	$—		$623	$(3,710)
Deferred tax valuation allowance	(119,135)	(31,679)	(229)		—	(151,043)
	$(123,302)	$(31,845)	$(229)		$623	$(154,753)
_________________
(a)    During Fiscal Year 2024, $13,513 was recorded to other deferred taxes with an equal and offsetting entry to the valuation allowance.
(b)    Prior to the MSGE Distribution, the Company’s collection for ticket sales, sponsorships and suite rentals in advance were recorded as deferred revenue and were recognized as revenues when earned for both accounting and tax purposes. The tax recognition on most of this deferred revenue was accelerated to the date of the MSGE Distribution and is the responsibility of Sphere Entertainment. The Company will not reimburse Sphere Entertainment for such taxes. At the time of the MSGE Distribution, the Company recorded a deferred tax asset and a corresponding valuation allowance of $71,395 with regard to the deferred revenue acceleration for income tax purposes. Additionally, the Company’s historical consolidated and combined financial statements for periods prior to the MSGE Distribution reflect net operating losses (“NOLs”) and tax credits calculated on a separate return basis. These NOL carryforwards were calculated as if the Company operated as a separate standalone entity. Due to the MSGE Distribution, the NOLs and tax credits did not carry over to the Company in the amount of $106,272 and was recorded to deferred tax liability with an equal and offsetting entry to the valuation allowance. Additionally, $13,333 was recorded related to other deferred taxes with an equal and offsetting entry to the valuation allowance.

SIGNATURES
Pursuant to the requirements of the Section 13 or 15(d) the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 16th day of August 2024.

Madison Square Garden Entertainment Corp.

By:	/s/ MICHAEL J. GRAU
	Name:	Michael J. Grau
	Title:	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Interim Principal Accounting Officer)
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Michael J. Grau, Laura Franco and Mark C. Cresitello, and each of them, as such person’s true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for such person in such person’s name, place and stead, in any and all capacities, to sign this report, and file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons in the capacities and on the dates indicated.

Name	Title	Date
/s/ JAMES L. DOLAN	Executive Chairman and Chief Executive Officer (Principal Executive Officer) and Director	August 16, 2024
James L. Dolan
/s/ MICHAEL J. GRAU	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Interim Principal Accounting Officer)	August 16, 2024
Michael J. Grau
/s/ MARTIN BANDIER	Director	August 16, 2024
Martin Bandier
/s/ DONNA M. COLEMAN	Director	August 16, 2024
Donna M. Coleman
/s/ CHARLES F. DOLAN	Director	August 16, 2024
Charles F. Dolan
/s/ CHARLES P. DOLAN	Director	August 16, 2024
Charles P. Dolan

Name	Title	Date
/s/ MARIANNE DOLAN WEBER	Director	August 16, 2024
Marianne Dolan Weber
/s/ PAUL J. DOLAN	Director	August 16, 2024
Paul J. Dolan
/s/ QUENTIN F. DOLAN	Director	August 16, 2024
Quentin F. Dolan
/s/ RYAN T. DOLAN	Director	August 16, 2024
Ryan T. Dolan
/s/ THOMAS C. DOLAN	Director	August 16, 2024
Thomas C. Dolan
/s/ FREDERIC V. SALERNO	Director	August 16, 2024
Frederic V. Salerno
/s/ BRIAN G. SWEENEY	Director	August 16, 2024
Brian G. Sweeney

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Madison Square Garden Entertainment Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Madison Square Garden Entertainment Corp. and subsidiaries (the "Company") as of June 30, 2024 and 2023, the related consolidated and combined statements of operations, comprehensive income (loss), cash flows, and equity (deficit), for each of the three years in the period ended June 30, 2024, and the related notes and financial statement Schedule II listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2024, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of June 30, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 16, 2024, expressed an unqualified opinion on the Company's internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Related Party Transactions — Refer to Note 17 to the financial statements

Critical Audit Matter Description

The Dolan family, including trusts for the benefit of members of the Dolan family (collectively, the Dolan Family Group), as of June 30, 2024, is the majority beneficial owner of the Company, Sphere Entertainment Co. (“Sphere Entertainment”), Madison Square Garden Sports Corp. (“MSG Sports”), AMC Networks Inc., and other related entities. In addition, there are certain overlapping directors and executive officers between the companies. Each of these entities has been identified as a related party at June 30, 2024.

The Company had entered into a number of transactions with related parties, including, but not limited to agreements for use of the Madison Square Garden Arena, sponsorship, and advertising sales and service representation, team sponsorship allocation agreements, and service agreements, which include certain shared executive support costs for (i) the Company’s Executive Chairman and Chief Executive Officer with Sphere Entertainment and MSG Sports and (ii) the Company’s Vice Chairman with Sphere Entertainment, MSG Sports and AMC Networks. We identified the evaluation of the Company’s identification of related parties and related party transactions as a critical audit matter. This required a high degree of auditor judgment and an increased extent of effort when performing audit procedures to evaluate the reasonableness of management’s procedures performed to identify related parties and related party transactions of the Company.
How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the Company’s identification of related parties and related party transactions included the following, among others:
•We tested the effectiveness of internal controls over the Company’s related party process, including controls over the identification of the Company’s related party relationships and transactions, the authorization and approval of transactions with related parties, the allocation of revenues and operating expenses among related parties, and the accounting, classification and disclosure of relationships and transactions with related parties in the financial statements;

•Inquired with executive officers including the Company’s internal legal counsel, key members of management, including non-finance and accounting personnel, and the Audit Committee of the Board of Directors regarding related party transactions;

•Read agreements and contracts with and between related parties and evaluated whether authorization and approvals were obtained and the terms and other information about transactions are consistent with explanations from inquiries and other audit evidence obtained about the business purpose of the transactions;

•With the assistance of our data specialists, we analyzed the general ledger detail to identify potential undisclosed transactions with related parties;

•Compared the Company’s reconciliation of applicable accounts to related parties’ records of transactions and balances;
•For new or amended revenue arrangements among related parties, evaluated the reasonableness of management’s allocation of the transaction price to each performance obligation identified in the arrangement;

•Received confirmations from related parties and compared responses to the Company’s records;

•Performed the following procedures to identify information related to potential undisclosed transactions between the Company and related parties that may also include third parties:

•Read the Company’s minutes from meetings of the Board of Directors and related committees of the Board of Directors;

•Inspected annual compliance questionnaires completed by the Company’s directors and officers;

•Read publicly available sources including the Company’s public filings and press releases as well as certain analyst and industry reports; and

•Listened to or read transcripts of the Company’s earnings calls.

/s/ Deloitte & Touche LLP
New York, New York
August 16, 2024
We have served as the Company's auditor since 2022.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Madison Square Garden Entertainment Corp.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Madison Square Garden Entertainment Corp. and subsidiaries (the “Company”) as of June 30, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended June 30, 2024, of the Company and our report dated August 16, 2024, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report on Internal Control over Financial Reporting” appearing in Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Deloitte & Touche LLP
New York, New York
August 16, 2024

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	June 30,
	2024	2023
ASSETS
Current Assets:
Cash, cash equivalents and restricted cash	$33,555	$84,355
Accounts receivable, net	77,259	63,898
Related party receivables, current	17,469	69,466
Prepaid expenses and other current assets	90,801	77,562
Total current assets	219,084	295,281
Non-Current Assets:
Property and equipment, net	633,533	628,888
Right-of-use lease assets	388,658	235,790
Goodwill	69,041	69,041
Indefinite-lived intangible assets	63,801	63,801
Deferred tax assets, net	68,307	—
Other non-current assets	110,283	108,356
Total assets	$1,552,707	$1,401,157
LIABILITIES AND DEFICIT
Current Liabilities:
Accounts payable, accrued and other current liabilities	$203,750	$214,725
Related party payables, current	42,506	47,281
Long-term debt, current	16,250	16,250
Operating lease liabilities, current	27,736	36,529
Deferred revenue	215,581	225,855
Total current liabilities	505,823	540,640
Non-Current Liabilities:
Long-term debt, net of deferred financing costs	599,248	630,184
Operating lease liabilities, non-current	427,014	219,955
Deferred tax liabilities, net	—	23,518
Other non-current liabilities	43,787	56,332
Total liabilities	1,575,872	1,470,629
Commitments and contingencies (see Note 11)
Deficit:
Class A Common Stock (a)	456	450
Class B Common Stock (b)	69	69
Additional paid-in capital	33,481	17,727
Treasury stock at cost (4,365 and 840 shares as of June 30, 2024 and June 30, 2023, respectively)	(140,512)	(25,000)
Retained earnings (deficit)	115,603	(28,697)
Accumulated other comprehensive loss	(32,262)	(34,021)
Total deficit	(23,165)	(69,472)
Total liabilities and deficit	$1,552,707	$1,401,157
_________________
(a)    Class A Common Stock, $0.01 par value per share, 120,000 shares authorized; 45,556 and 45,024 shares issued as of June 30, 2024 and June 30, 2023, respectively.
(b)    Class B Common Stock, $0.01 par value per share, 30,000 shares authorized; 6,867 shares issued as of June 30, 2024 and June 30, 2023.

See accompanying notes to the consolidated and combined financial statements.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Years Ended June 30,
	2024	2023	2022
Revenues (a)
Revenues from entertainment offerings	$723,897	$643,885	$483,340
Food, beverage, and merchandise revenues	162,092	135,933	98,740
Arena license fees and other leasing revenue	73,276	71,678	71,410
Total revenues	959,265	851,496	653,490
Direct operating expenses (a)
Entertainment offerings, arena license fees, and other leasing direct operating expenses	(475,502)	(420,301)	(359,547)
Food, beverage, and merchandise direct operating expenses	(93,334)	(79,628)	(57,754)
Total direct operating expenses	(568,836)	(499,929)	(417,301)
Selling, general and administrative expenses (a)	(206,963)	(180,216)	(167,132)
Depreciation and amortization	(53,876)	(60,463)	(69,534)
Gains, net on dispositions	—	4,361	—
Restructuring charges	(17,649)	(10,241)	(5,171)
Operating income (loss)	111,941	105,008	(5,648)
Interest income (a)	2,976	7,244	7,150
Interest expense	(57,954)	(51,869)	(53,110)
Loss on extinguishment of debt	—	—	(35,629)
Other (expense) income, net	(4,672)	17,389	(49,033)
Income (loss) from operations before income taxes	52,291	77,772	(136,270)
Income tax benefit (expense)	92,009	(1,728)	70
Net income (loss)	144,300	76,044	(136,200)
Less: Net loss attributable to nonredeemable noncontrolling interest	—	(553)	(2,864)
Net income (loss) attributable to MSG Entertainment’s stockholders	$144,300	$76,597	$(133,336)

Earnings (loss) per share attributable to MSG Entertainment’s stockholders:
Basic	$2.99	$1.48	$(2.58)
Diluted	$2.97	$1.47	$(2.58)

Weighted-average number of shares of common stock:
Basic	48,275	51,819	51,768
Diluted	48,589	52,278	51,768
_________________
(a) See Note 17. Related Party Transactions for further information on related party arrangements.

See accompanying notes to the consolidated and combined financial statements.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Years Ended June 30,
	2024	2023	2022
Net income (loss)	$144,300	$76,044	$(136,200)
Other comprehensive (income) loss, before income taxes:
Pension plans and postretirement plans:
Net unamortized gain (loss) arising during the period	315	(1,496)	(2,805)
Amortization of net actuarial loss included in net periodic benefit cost	1,809	520	1,420
Settlement loss	7	5	—
Other comprehensive income (loss), before income taxes	2,131	(971)	(1,385)
Income tax (expense) benefit related to items of other comprehensive income	(372)	176	243
Other comprehensive income (loss), net of income taxes	1,759	(795)	(1,142)
Comprehensive income (loss)	146,059	75,249	(137,342)
Less: Comprehensive loss attributable to nonredeemable noncontrolling interests	—	(553)	(2,864)
Comprehensive income (loss) attributable to MSG Entertainment’s stockholders	$146,059	$75,802	$(134,478)

See accompanying notes to the consolidated and combined financial statements.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended June 30,
	2024	2023	2022
OPERATING ACTIVITIES:
Net income (loss)	$144,300	$76,044	$(136,200)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	53,876	60,463	69,534
Share-based compensation expense	31,168	31,813	39,357
Amortization of deferred financing costs	3,351	3,221	6,781
Deferred income tax (benefit) expense	(92,197)	720	225
Related party paid in kind interest	(512)	(3,189)	(3,582)
Net unrealized and realized loss (gain) on equity investments with readily determinable fair value	1,242	(16,050)	49,842
Loss on extinguishment of debt	—	—	35,629
Other non-cash adjustments	1,556	(4,280)	166
Change in assets and liabilities:
Accounts receivable, net	(13,940)	38,844	(34,861)
Related party receivables and payables, net	47,222	(43,037)	19,535
Prepaid expenses and other current and non-current assets	(44,195)	(31,363)	(42,408)
Accounts payable, accrued and other current and non-current liabilities	(55,730)	(696)	87,556
Deferred revenue	(10,274)	24,254	4,173
Operating lease right-of-use assets and lease liabilities	45,399	(1,050)	(396)
Net cash provided by operating activities	$111,266	$135,694	$95,351
INVESTING ACTIVITIES
Capital expenditures	(24,181)	(15,188)	(15,797)
Proceeds from sale (purchase) of investments	28,465	24,289	(350)
Proceeds from dispositions, net	—	27,904	—
Proceeds from loan receivable	—	—	68,367
Loan to related parties	(65,000)	(6,700)	(6,780)
Other investing activities	(1,655)	—	—
Net cash (used in) provided by investing activities	$(62,371)	$30,305	$45,440
FINANCING ACTIVITIES
Proceeds from issuance of loans	$—	$304	$650,000
Principal repayments on long-term debt	(106,350)	(20,126)	(646,750)
Repayments on related party loan	(304)	—	—
Proceeds from revolving credit facilities	73,000	—	29,100
Stock repurchases	(50,874)	(25,000)	—
Debt extinguishment costs	—	—	(12,838)
Taxes paid in lieu of shares issued for equity-based compensation	(14,534)	—	—
Payments for debt financing costs	(633)	—	(16,060)
Net transfers to Sphere Entertainment and its subsidiaries	—	(99,395)	(399,739)
Net cash used in financing activities	$(99,695)	$(144,217)	$(396,287)
Net (decrease) increase in cash, cash equivalents and restricted cash	(50,800)	21,782	(255,496)
Cash, cash equivalents and restricted cash, beginning of period	84,355	62,573	318,069
Cash, cash equivalents and restricted cash, end of period	$33,555	$84,355	$62,573
Non-cash investing and financing activities:
Capital expenditures incurred but not yet paid or paid by landlord	$34,765	$761	$1,585
Related party loan payable assigned to the Company	$—	$53,656	$—
Non-cash stock repurchases in lieu of payment of loan due from related party	$65,512	$5,350	$4,019

See accompanying notes to the consolidated and combined financial statements.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
CONSOLIDATED AND COMBINED STATEMENTS OF EQUITY (DEFICIT)
(in thousands)
	Common Stock	Sphere Entertainment Co. Investment	Additional paid-in capital	Treasury Stock	Retained earnings (deficit)	Accumulated Other Comprehensive Loss	Total Madison Square Garden Entertainment Corp. Stockholders’ Equity (Deficit)	Non-redeemable Noncontrolling Interests	Total Equity (Deficit)
Balance as of June 30, 2021	$—	$529,500	$—	$—	$—	$(33,598)	$495,902	$2,750	$498,652
Net loss	—	(133,336)	—	—	—	—	(133,336)	(2,864)	(136,200)
Other comprehensive loss	—	—	—	—	—	(1,142)	(1,142)	—	(1,142)
Comprehensive loss	—	—	—	—	—	—	(134,478)	(2,864)	(137,342)
Net decrease in Sphere Entertainment Co. Investment	—	(362,899)	—	—	—	—	(362,899)	—	(362,899)
Balance as of June 30, 2022	$—	$33,265	$—	$—	$—	$(34,740)	$(1,475)	$(114)	$(1,589)
Net income	—	105,294	—	—	(28,697)	—	76,597	(553)	76,044
Other comprehensive loss	—	—	—	—	—	(795)	(795)	—	(795)
Comprehensive income (loss)	—	—	—	—	—	—	75,802	(553)	75,249
Share-based compensation	—	—	5,981	—	—	—	5,981	—	5,981
BCE Disposition	—	—	—	—	—	—	—	667	667
Net decrease in Sphere Entertainment Co. Investment	—	(105,794)	—	—	—	—	(105,794)	—	(105,794)
Issuance of common stock and reclassification of Sphere Entertainment Co. Investment	519	(32,765)	11,996	—	—	1,514	(18,736)	—	(18,736)
Stock repurchases, inclusive of tax	—	—	(250)	(25,000)	—	—	(25,250)	—	(25,250)
Balance as of June 30, 2023	$519	$—	$17,727	$(25,000)	$(28,697)	$(34,021)	$(69,472)	$—	$(69,472)
Net income	—	—	—	—	144,300	—	144,300	—	144,300
Other comprehensive income	—	—	—	—	—	1,759	1,759	—	1,759
Comprehensive income	—	—	—	—	—	—	146,059	—	146,059
Share-based compensation	—	—	31,168	—	—	—	31,168	—	31,168
Tax withholding associated with shares issued for share-based compensation	6	—	(14,540)	—	—	—	(14,534)	—	(14,534)
Stock repurchases, inclusive of tax	—	—	(874)	(115,512)	—	—	(116,386)	—	(116,386)
Balance as of June 30, 2024	$525	$—	$33,481	$(140,512)	$115,603	$(32,262)	$(23,165)	$—	$(23,165)

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
Madison Square Garden Entertainment Corp., (together with its subsidiaries, as applicable, the “Company” or “MSG Entertainment”) is a live entertainment company comprised of iconic venues and marquee entertainment content. Utilizing the Company’s powerful brands and live entertainment expertise, the Company delivers unique experiences that set the standard for excellence and innovation while forging deep connections with diverse and passionate audiences. The Company operates and reports financial information in one reportable segment. The Company’s decision to organize as one reportable segment is based upon its internal organizational structure, the manner in which its operations are managed, and the criteria used by the Company’s Executive Chairman and Chief Executive Officer, its Chief Operating Decision Maker (“CODM”), to evaluate segment performance. The Company’s CODM reviews total company operating results to assess overall performance and allocate resources.
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
MSG Entertainment Distribution
On April 20, 2023 (the “MSGE Distribution Date”), Sphere Entertainment Co. (“Sphere Entertainment”), distributed approximately 67% of the outstanding common stock of Madison Square Garden Entertainment Corp. (“MSG Entertainment” or the “Company”), to its stockholders (the “MSGE Distribution”), with Sphere Entertainment retaining approximately 33% of the outstanding common stock of MSG Entertainment (in the form of Class A common stock) (the “MSGE Retained Interest”) immediately following the MSGE Distribution. As a result, the Company became an independent publicly traded company on April 21, 2023 through the MSGE Distribution.
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
Unless the context otherwise requires, all references to Sphere Entertainment refer to Sphere Entertainment together with its direct and indirect subsidiaries.
Basis of Presentation
The Company reports on a fiscal year basis ending on June 30th. In these consolidated and combined financial statements, the fiscal years ended June 30, 2024, 2023 and 2022 are referred to as “Fiscal Year 2024”, “Fiscal Year 2023”, and “Fiscal Year 2022”, respectively, and the fiscal year ending June 30, 2025 is referred to as “Fiscal Year 2025”.
The Company’s financial statements as of and for the period ended June 30, 2024 are presented on a consolidated basis. Subsequent to the MSGE Distribution, the Company’s financial statements as of June 30, 2023 and for the period from April 21, 2023 to June 30, 2023 included in the year ended June 30, 2023 are presented on a consolidated basis, as the Company became a standalone public company on April 21, 2023. The Company’s combined financial statements for the year ended June 30, 2022, as well as the financial information from July 1, 2022 through April 20, 2023 that is included in the results of operations for the year ended June 30, 2023 were prepared on a standalone basis derived from the consolidated financial statements and accounting records of Sphere

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)
Entertainment. These financial statements reflect the combined historical results of operations, financial position and cash flows of the Company in accordance with U.S. generally accepted accounting principles (“GAAP”) and Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (SAB) Topic 1-B, Allocation of Expenses and Related Disclosure in Financial Statements of Subsidiaries, Divisions or Lesser Business Components of Another Entity. References to U.S. GAAP issued by the Financial Accounting Standards Board (“FASB”) in these footnotes are to the FASB Accounting Standards Codification, also referred to as “ASC.”
Prior to April 21, 2023, separate financial statements had not been prepared for the Company and it had not operated as a standalone business from Sphere Entertainment. The combined financial statements include certain assets and liabilities that have historically been held by Sphere Entertainment or by other Sphere Entertainment subsidiaries but are specifically identifiable or otherwise attributable to the Company. The combined financial statements are presented as if the Company’s businesses had been combined for all periods presented. The assets and liabilities in the combined financial statements have been reflected on a historical cost basis, as immediately prior to the MSGE Distribution all of the assets and liabilities presented were wholly owned by Sphere Entertainment and were transferred to the Company at a carry-over basis.
The financial information from July 1, 2022 through April 20, 2023 that is included in the results of operations for the year ended June 30, 2023 and the combined statement of operations for the year ended June 30, 2022 include allocations for certain support functions that were provided on a centralized basis and not historically recorded at the business unit level by Sphere Entertainment, such as expenses related to executive management, finance, legal, human resources, government affairs, information technology, and venue operations, among others. As part of the MSGE Distribution, certain corporate and operational support functions were transferred to the Company and therefore, charges were reflected in order to burden all business units comprising Sphere Entertainment’s historical operations. These expenses have been allocated to Sphere Entertainment on the basis of direct usage when identifiable, with the remainder allocated on a pro rata basis of combined assets, headcount or other measures of the Company or Sphere Entertainment, which are recorded as a reduction of either direct operating expenses or selling, general and administrative expense.
After the MSGE Distribution, the Company has been providing certain of these services to Sphere Entertainment through a transition services agreement (“TSA”), since certain employees providing support functions were transferred to the Company as part of the MSGE Distribution.
Management believes the assumptions underlying the combined financial statements, including the assumptions regarding allocating general corporate expenses, are reasonable. Nevertheless, the combined financial statements may not include all of the actual expenses that would have been incurred by the Company and may not reflect its combined results of operations, financial position and cash flows had it been a standalone company during the periods presented. Actual costs that would have been incurred if the Company had been a standalone company would depend on multiple factors, including organizational structure and strategic decisions made in various areas, including information technology and infrastructure. The Company is unable to quantify the amounts that it would have recorded during the historical periods on a standalone basis. See Note 17. Related Party Transactions for more information regarding allocations of certain costs from the Company to Sphere Entertainment.
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

Reclassifications
For purposes of comparability, certain prior period amounts have been reclassified to conform to the current year presentation in accordance with GAAP. The accompanying consolidated and combined financial statements for the Fiscal Years ended 2024, 2023 and 2022 have been revised to change the presentation of our revenue and direct operating expenses from an aggregated to a disaggregated basis.
Note 2. Summary of Significant Accounting Policies
A. Principles of Consolidation and Combination
Beginning April 21, 2023, the consolidated financial statements of the Company include the accounts of the Company and its subsidiaries. All significant intercompany accounts and balances within the Company’s combined businesses have been eliminated.
For the periods prior to the MSGE Distribution Date, the combined financial statements include certain assets and liabilities that were historically held at Sphere Entertainment’s corporate level but were specifically identifiable or otherwise attributable to the Company. Certain historical intercompany transactions between Sphere Entertainment and the Company have been included as components of

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)
Sphere Entertainment’s investment in the combined financial statements, as they are considered to be effectively settled upon effectiveness of the MSGE Distribution and were not historically settled in cash. Certain other historical intercompany transactions between Sphere Entertainment and the Company have been classified as related party, rather than intercompany, in the combined financial statements as they were historically settled in cash. Expenses related to corporate allocations from the Company to Sphere Entertainment prior to the MSGE Distribution are considered to be effectively settled in the combined financial statements at the time the transaction was recorded, with the offset recorded against Sphere Entertainment’s investment in the Company. See Note 17. Related Party Transactions, for further information on related party arrangements.
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
C. Revenue Recognition and Direct Operating Expenses
The Company generates revenue from the provision of services and sale of tangible products, as well as leasing transactions. Revenues are presented under these three categories in the consolidated and combined statements of operations, as described below.
Service revenue, presented as “Revenues from entertainment offerings,” primarily includes:
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
_________________
(a)    Leasing direct operating expenses materially consist of venue operations and infrastructure costs. Venue operations and infrastructure costs are not specifically allocated to each revenue category, but are instead attributed in their entirety to service revenue, which is the Company’s principal revenue category. As a result, the Company combines service and leasing direct operating expenses within “Entertainment offerings, arena license fees, and other leasing direct operating expenses” for presentation purposes.
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
Arrangements with Multiple Performance Obligations
The Company enters into arrangements with multiple performance obligations, such as multi-year sponsorship agreements, which may derive revenues for the Company, as well as Sphere Entertainment and MSG Sports within a single arrangement. The Company also derives revenue from similar types of arrangements which are entered into by Sphere Entertainment and MSG Sports. Payment terms for such arrangements can vary by contract, but payments are generally due in installments throughout the contractual term. The performance obligations included in each sponsorship agreement vary and may include advertising and other benefits such as, but not limited to, signage at The Garden and the Company’s other venues, digital advertising, event or property-specific advertising, as well as non-advertising benefits such as suite licenses and event tickets. To the extent the Company’s multi-year arrangements provide for performance obligations that are consistent over the multi-year contractual term, such performance obligations generally meet the definition of a series as provided for under the accounting guidance. If performance obligations are concluded to meet the definition of a series, the contractual fees for all years during the contract term are aggregated and the related revenue is recognized proportionately as the underlying performance obligations are satisfied.
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
Production Costs for the Company’s Original Productions
The Company defers certain costs of productions such as creative design, scenery, wardrobes, rehearsal and other related costs for the Company’s proprietary shows. Deferred production costs are amortized on a straight-line basis over the course of a production’s performance period using the expected life of a show’s assets and are recorded as a component of Entertainment offerings, arena license fees, and other leasing direct operating expenses on the Company’s consolidated and combined statement of operations. Deferred production costs are subject to recoverability assessments whenever there is an indication of potential impairment.
Revenue Sharing Expenses
Revenue sharing expenses are determined based on contractual agreements between the Company and MSG Sports, primarily related to suite licenses, certain internal signage and in-venue food and beverage sales and are recorded as a component of Entertainment offerings, arena license fees, and other leasing direct operating expenses on the Company’s consolidated and combined statement of operations.
D. Advertising Expenses
Advertising costs are typically charged to expense when incurred. Total advertising costs expensed were $11,027, $8,832, and $7,995 for Fiscal Years 2024, 2023 and 2022, respectively.
E. Income Taxes
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
Prior to the MSGE Distribution and for periods presented prior to April 21, 2023, income tax expense has been recorded as if the Company filed tax returns on a standalone basis separate from Sphere Entertainment. This separate return methodology applies to accounting guidance for income taxes in the combined financial statements as if the Company was a standalone public company for the periods prior to the MSGE Distribution. Therefore, cash tax payments and items of current and deferred taxes may not be reflective of the Company’s actual tax balances prior to or subsequent to the MSGE Distribution. Prior to the MSGE Distribution, the Company's operating results were included in Sphere Entertainment’s consolidated U.S. federal and state income tax returns. Pursuant to rules promulgated by the Internal Revenue Service and various state taxing authorities, the Company filed its initial U.S. income tax return for the period from April 21, 2023 through June 30, 2023.
F. Share-based Compensation
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
G. Earnings (Loss) Per Share
For the periods after the MSGE Distribution Date, basic earnings per share (“EPS”) attributable to the Company’s common stockholders is based upon net income (loss) attributable to the Company’s common stockholders divided by the weighted-average number of shares of common stock outstanding during the period. Diluted EPS reflects the effect of the assumed vesting of restricted stock units and exercise of stock options only in the periods in which such effect would have been dilutive. For the periods when a net loss is reported, the computation of diluted EPS equals the basic EPS calculation since common stock equivalents would be antidilutive due to losses from continuing operations. Holders of Class A common stock and Class B common stock are entitled to receive dividends equally on a per-share basis if and when such dividends are declared. As the holders of Class A and Class B common stock are entitled to identical dividend and liquidation rights, the undistributed earnings are allocated on a proportionate basis to each class of common stock and the resulting basic and diluted net earnings (loss) per share attributable to common stockholders are, therefore, the same for both Class A and Class B common stock on both an individual and combined basis.
On the MSGE Distribution Date, 51,768 shares of common stock of the Company, inclusive of 17,021 shares of Class A common stock related to the MSGE Retained Interest, were outstanding. This share amount was utilized for the calculation of basic earnings (loss) per share for Fiscal Year 2022 because the Company was not a standalone public company prior to the MSGE Distribution. In addition, for Fiscal Year 2022 the computation of diluted earnings per share equals the basic earnings (loss) per share calculation since there was no stock trading information available to compute dilutive effect of shares issuable under share-based compensation plans needed under the treasury method in accordance with ASC Topic 260, Earnings Per Share (“ASC Topic 260”).
H. Cash and Cash Equivalents
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
I. Restricted Cash
The Company’s restricted cash includes cash deposited in escrow accounts related to general liability insurance obligations.The carrying amount of restricted cash approximates fair value due to the short-term maturity of these instruments.
J. Short-Term Investments
Short-term investments include investments that (i) have original maturities of greater than three months and (ii) the Company has the ability to convert into cash within one year.
K. Accounts Receivable
Accounts receivable are recorded at net realizable value. The Company maintains an allowance for credit losses to reserve for potentially uncollectible receivables. The allowance for credit losses is estimated based on the Company’s consideration of credit risk and analysis of receivables aging, specific identification of certain receivables that are at risk of not being paid, past collection experience and other factors. The Company recognized an allowance of $582 and $472 for Fiscal Years 2024 and 2023, respectively.
L. Investments
For the Company’s equity investments with readily determinable fair values, changes in the fair value of those investments are measured quarterly and are recorded within Other income (expense), net in the accompanying consolidated and combined statements of operations.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)
The Company’s investments accounted for using the equity method of accounting are carried at cost, plus or minus the Company’s share of net earnings or losses of the investment, subject to certain other adjustments. The cost of equity method investments includes transaction costs of the acquisition. As required by GAAP, to the extent that there is a basis difference between the cost and the underlying equity in the net assets of an equity investment, the Company allocates such differences between tangible and intangible assets. The Company’s share of net earnings or losses of the investment, inclusive of amortization expense for intangible assets associated with the investment, is reflected in Other income (expense), net within the Company’s consolidated and combined statements of operations. Dividends received from the investee reduce the carrying amount of the investment. Due to the timing of receiving financial information from certain of its nonconsolidated affiliates, the Company records its share of net earnings or losses of such affiliates on a three-month lag basis, with the exception of the amortization expense of intangible assets which are recorded currently.
The Company reviews its equity method investments periodically to determine whether a decline in fair value below the cost basis is other-than-temporary. The primary factors the Company considers in its determination are the length of time that the fair value of the investment is below the Company’s carrying value; future prospects of the investee; and the Company’s intent and ability to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value. In addition, the Company considers other factors such as general market conditions, industry conditions, and analysts’ ratings. If the decline in fair value is deemed to be other-than-temporary, the cost basis of the investment is written down to fair value and the loss is realized as a component of net income.
In addition to equity method investments, the Company also has other equity investments without readily determinable fair values. The Company measures equity investments without readily determinable fair values at cost, less any impairment, adjusted for observable price changes from orderly transactions for identical or similar investments of the same issuer. Changes in observable price are reflected within Other income (expense), net in the accompanying consolidated and combined statements of operations.
M. Property and Equipment and Other Long-Lived Assets
Property and equipment and other long-lived assets, including amortizable intangible assets, are stated at cost or acquisition date fair value, if acquired. Expenditures for new facilities or equipment, and expenditures that extend the useful lives of existing facilities or equipment, are capitalized and recorded at cost. The useful lives of the Company’s long-lived assets are based on estimates of the period over which the Company expects the assets to be of economic benefit to the Company. In estimating the useful lives, the Company considers factors such as, but not limited to, risk of obsolescence, anticipated use, plans of the Company, and applicable laws and permit requirements. Depreciation starts on the date when the asset is available for its intended use. Construction in progress assets are not depreciated until available for their intended use. Costs of maintenance and repairs are expensed as incurred.
The major categories of property and equipment are depreciated on a straight-line basis using the estimated lives indicated below:

Estimated Useful Lives
Buildings	Up to 40 years
Equipment	1 year to 22 years
Furniture and fixtures	1 year to 10 years
Leasehold improvements	Shorter of term of lease or useful life of improvement

N. Goodwill and Indefinite-Lived Assets
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
O. Impairment of Long-Lived and Indefinite-Lived Assets
In assessing the recoverability of the Company’s long-lived and indefinite-lived assets, the Company must make estimates and assumptions regarding future cash flows and other factors to determine the fair value of the respective assets. These estimates and assumptions could have a significant impact on whether an impairment charge is recognized and the magnitude of any such charge. Fair value estimates are made based on relevant information at a specific point in time, and are subjective in nature and involve

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)
significant uncertainties and judgments. If these estimates or assumptions change materially, the Company may be required to record impairment charges related to its long-lived and/or indefinite-lived assets.
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
P. Leases
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
Q. Contingencies
Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.
R. Defined Benefit Pension Plans and Other Postretirement Benefit Plans
As more fully described in Note 13, Pension Plans and Other Postretirement Benefit Plans, certain employees of the Company participated in defined benefit pension plans sponsored by Sphere Entertainment prior to the MSGE Distribution. After the MSGE Distribution, Sphere Entertainment transferred the sponsorship of certain funded defined benefit plans to the Company, The Company accounts for the defined benefit Pension Plans under the guidance of ASC Topic 715, Compensation — Retirement Benefits (“ASC Topic 715”). Accordingly, for the defined benefit Pension Plans liabilities, the consolidated and combined financial statements reflected the full impact of such plans on both the consolidated and combined statements of operations and the consolidated and combined balance sheets and the Company recorded an asset or liability to recognize the funded status of the defined benefit Pension Plans (other than multiemployer plans), as well as a liability only for any required contributions to the defined benefit Pension Plans that were accrued and unpaid at the balance sheet date. The related pension expenses attributed to the Company were based primarily on pension-eligible compensation of active participants.
Actuarial gains and losses that have not yet been recognized through the consolidated and combined statements of operations are recorded in accumulated other comprehensive income (loss) until they are amortized as a component of net periodic benefit cost through other comprehensive income (loss).
After the MSGE Distribution Date, the Company has both funded and unfunded defined benefit plans, as well as a contributory other postretirement benefit plan, covering certain full-time employees and retirees. The expense recognized by the Company is determined using certain assumptions, including the expected long-term rate of return and discount rates, among others. The Company recognizes the funded status of its defined benefit pension and other postretirement plans (other than multiemployer plans) as an asset or liability in the consolidated and combined balance sheets and recognizes changes in the funded status in the year in which the changes occur through other comprehensive income (loss).
S. Fair Value Measurements
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
T. Concentrations of Risk
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
(Continued)
U. Recently Issued Accounting Pronouncements
Recently Issued Accounting Pronouncements
In November 2023, the FASB issued Accounting Standards Update (“ASU”) No. 2023-07, Improvement to Reportable Segment Disclosures. This ASU aims to improve segment disclosures through enhanced disclosures about significant segment expenses. The standard requires disclosure of significant expense categories and amounts for such expenses, including those segment expenses that are regularly provided to the chief operating decision maker, easily computable from information that is regularly provided, or significant expenses that are expressed in a form other than actual amounts. This standard will be effective for the Company in Fiscal Year 2025 and is required to be applied retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the impact of the additional disclosure requirements on the Company’s consolidated and combined financial statements.
In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, a final standard on improvements to income tax disclosures which applies to all entities subject to income taxes. The standard requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The standard is intended to benefit investors by providing more detailed income tax disclosures that would be helpful to understand an entity’s exposure to potential changes in jurisdictional tax legislation and the ensuing risks and opportunities, assess income tax information that affects cash flow forecasts and capital allocation decisions, and identify potential opportunities to increase future cash flows. This standard will be effective for the Company in Fiscal Year 2026 and should be applied prospectively. The Company is currently evaluating the impact of the additional disclosure requirements on the Company’s consolidated and combined financial statements.
Note 3. Dispositions
The Company did not have any dispositions during Fiscal Year 2024.
Disposition of Our Interest in Boston Calling Events
The Company entered into an agreement on December 1, 2022 to sell its controlling interest in BCE (the “BCE Disposition”). The transaction closed on December 2, 2022, resulting in a total gain on sale of $8,744, net of transaction costs. BCE meets the definition of a business under SEC Regulation S-X Rule 11-01(d)-1 and ASC Topic 805 — Business Combinations. This disposition did not represent a strategic shift with a major effect on the Company’s operations, and as such, has not been reflected as a discontinued operation under ASC Subtopic 205-20 — Discontinued Operations. The gain on the BCE Disposition was recorded in Gains, net on dispositions in the consolidated and combined statements of operations.
Disposition of Corporate Aircraft
On December 30, 2022, the Company sold its owned aircraft for $20,375. In connection with the sale, the Company recognized a loss of $4,383, net of transaction costs. The loss on the aircraft disposition was recorded in Gains, net on dispositions in the consolidated and combined statements of operations.
Note 4. Revenue Recognition
All revenue recognized in the consolidated and combined statements of operations is considered to be revenue from contracts with customers in accordance with ASC Topic 606, Revenue From Contracts with Customers (“ASC Topic 606”), except for revenues from the Arena License Agreements and leases and subleases that are accounted for in accordance with ASC Topic 842, Leases (“ASC Topic 842”). The Company’s revenues by category are outlined in Note 2. Summary of Significant Accounting Policies. In Fiscal Years 2024 and 2023, the Company did not have any material provisions for credit losses on receivables or contract assets arising from contracts with customers.
Revenues from entertainment offerings
The Company’s performance obligations with respect to revenues from entertainment offerings are generally satisfied at the point in time or as the related event occurs or as the underlying benefits are delivered over the term of the respective agreements.
Revenues from entertainment offerings include revenue from the license of The Garden’s suites for the Company’s or MSG Sports’ events. Suite license arrangements are generally multi-year fixed-fee arrangements that include annual fee increases. Payment terms for suite license arrangements can vary by contract, but payments are generally due in installments prior to each license year. The Company’s performance obligation under such arrangements is to provide the licensee with access to the suite when events occur at The Garden. The Company accounts for the performance obligation under these types of arrangements as a series and, as a result, the related suite license fees for all years during the license term are aggregated and revenue is recognized proportionately over the license period as the Company satisfies the related performance obligation. Progress toward satisfaction of the Company’s annual suite license

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)
performance obligation is measured as access to the suite that is provided to the licensee for each event throughout the contractual term of the license.
Food, beverage, and merchandise revenues
The Company’s performance obligations with respect to revenue from food, beverage, and merchandise are satisfied at the point in time the related goods are transferred to the customer.
Arena License fees and other leasing revenue
In Fiscal Year 2020, the Company entered into Arena License Agreements with MSG Sports that require the Knicks and the Rangers to play their home games at The Garden. These agreements also provide for the provision of certain services by the Company to MSG Sports for MSG Sports events that are held at The Garden and include revenue-sharing provisions for certain agreements entered into by the Company and MSG Sports. The Arena License Agreements contain both lease and non-lease components. The revenue to be recognized with respect to the lease components of the Arena License Agreements is accounted for as operating lease revenue in accordance with ASC Topic 842. The non-lease components are accounted for in accordance with ASC Topic 606, as further discussed below.
During Fiscal Years 2024, 2023 and 2022, the Company recognized $68,068, $68,068 and $68,072, respectively, of revenues under the Arena License Agreements.
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
For Fiscal Years 2024, 2023 and 2022, the Company recorded revenue-sharing expense of $137,053, $119,017 and $92,086, respectively, for MSG Sports’ share of the Company’s revenues from (i) suite licenses, (ii) certain signage and sponsorships, and (iii) food and beverage based upon the provisions of the underlying contractual arrangements, and on the basis of direct usage when specifically identified or allocated proportionally for all prior periods.
In Fiscal Year 2020, the Company entered into advertising sales representation agreements with certain subsidiaries of MSG Sports. Pursuant to these agreements, the Company has the exclusive right and obligation to sell sponsorship assets on behalf of the respective subsidiaries of MSG Sports. The Company is entitled to both fixed and variable commissions under the terms of these agreements. The Company recognizes the fixed component ratably over the term of the arrangement which corresponds with the Company’s satisfaction of its service-based performance obligations. Variable commissions are earned and recognized as the related sponsorship performance obligations are satisfied by MSG Sports. The Company is not the principal in such arrangements as it does not control the related goods or services prior to transfer to the customer. As an agent under these arrangements, the Company recognizes the advertising commission revenue on a net basis in the Revenues from entertainment offerings line on the consolidated and combined statement of operations.
The Company was also party to an advertising sales representation agreement (the “Networks Advertising Sales Representation Agreement”) with MSGN Holdings, L.P. (“MSG Networks”) until December 31, 2022.
See Note 17. Related Party Transactions for more information regarding the advertising sales representation agreements with subsidiaries of MSG Sports and Sphere Entertainment.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)
Disaggregation of Revenue
The following table disaggregates the Company’s revenue by major source based upon the timing of transfer of goods or services to the customer for Fiscal Years 2024, 2023 and 2022:

	Year Ended June 30,
	2024	2023	2022
Event-related offerings (a)	$625,364	$532,308	$372,552
Sponsorship, signage and suite licenses (b)	228,851	209,831	166,221
Other (c)	31,774	37,679	43,307
Total revenues from contracts with customers	885,989	779,818	582,080
Arena license fees and other leasing revenue	73,276	71,678	71,410
Total revenues	$959,265	$851,496	$653,490
_______________
(a)    Event-related entertainment offerings revenues are recognized at a point in time.
(b)    See Note 2. Summary of Significant Accounting Policies, Revenue Recognition for further details on the pattern of recognition of sponsorship, signage, and suite license revenues.
(c)    Primarily consists of (i) revenues from sponsorship sales and representation agreements with MSG Sports, and (ii) advertising commission revenues recognized from MSG Networks prior to December 31, 2022.
In addition to the disaggregation of the Company’s revenue by major source based upon the timing of transfer of goods or services to the customer disclosed above, the following table disaggregates the Company’s consolidated and combined revenues by type of goods or services in accordance with the required entity-wide disclosure requirements of ASC Subtopic 280-10-50-38 to 40 and the disaggregation of revenue required disclosures in accordance with ASC Subtopic 606-10-50-5 for Fiscal Years 2024, 2023 and 2022.

	Year Ended June 30,
	2024	2023	2022
Ticketing and venue license fee revenues (a)	$463,272	$396,375	$273,812
Sponsorship and signage, suite, and advertising commission revenues (b)	254,079	243,079	208,543
Food, beverage, and merchandise revenues	162,092	135,933	98,740
Other	6,546	4,431	985
Total revenues from contracts with customers	885,989	779,818	582,080
Arena license fees and other leasing revenue	73,276	71,678	71,410
Total revenues	$959,265	$851,496	$653,490
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
Contract Balances
The following table provides information about the opening and closing contract balances from the Company’s contracts with customers as of June 30, 2024, 2023 and 2022.

	As of June 30,
	2024	2023	2022
Receivables from contracts with customers, net (a)	$74,113	$69,295	$106,664
Contract assets, current (b)	7,844	11,254	5,503
Deferred revenue, including non-current portion (c)	215,581	226,029	203,256
________________
(a)    As of June 30, 2024, 2023, and 2022, the Company’s receivables from contracts with customers above included $2,432, $5,397 and $4,163, respectively, related to various related parties. See Note 17. Related Party Transactions for further details on these related party arrangements.
(b)    Contract assets primarily relate to the Company’s rights to consideration for goods or services transferred to customers, for which the Company does not have an unconditional right to bill as of the reporting date. Contract assets are transferred to accounts receivable once the Company’s right to consideration becomes unconditional.
(c)    Revenue recognized for Fiscal Year 2024 relating to the deferred revenue balance as of June 30, 2023 was $191,397.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)
Transaction Price Allocated to the Remaining Performance Obligations
The Company’s remaining performance obligations under contracts primarily relate to performance obligations under sponsorship and suite license agreements that have original expected durations longer than one year and for which the considerations are not variable. In developing the estimated revenue, the Company applies the allowable practical expedient and does not disclose information about remaining performance obligations that have original expected durations of one year or less.
The following table depicts the estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) as of June 30, 2024:

As of June 30, 2024
Fiscal year ending June 30, 2025	$172,149
Fiscal year ending June 30, 2026	118,530
Fiscal year ending June 30, 2027	75,347
Fiscal year ending June 30, 2028	46,608
Fiscal year ending June 30, 2029	30,769
Thereafter	24,972
Total	$468,375
Note 5. Restructuring Charges
During Fiscal Year 2024, the Company recorded restructuring charges related to termination benefits for certain corporate executives and employees. As a result, the Company recognized restructuring charges of $17,649, inclusive of $6,788 of share-based compensation expenses, shown in accounts payable, accrued and other current liabilities and additional paid-in-capital on the consolidated balance sheet.
For Fiscal Year 2023, the Company recognized restructuring charges related to termination benefits for certain corporate executives and employees of $10,241, net of contributory credits from the Company to Sphere Entertainment. Restructuring charges are inclusive of $2,293 of share-based compensation expenses, shown in accounts payable, accrued and other current liabilities and additional paid-in-capital on the consolidated balance sheet.
For Fiscal Year 2022, the Company recorded restructuring charges of $5,171, net of contributory credits from the Company to Sphere Entertainment for the Company’s corporate employees. Restructuring charges are inclusive of $1,612 of share-based compensation expenses, recorded in accounts payable, accrued and other current liabilities and additional paid-in-capital on the consolidated balance sheet.

Restructuring Liability
June 30, 2023	$2,530
Restructuring charges (excluding share-based compensation expense)	10,861
Payments	(6,251)
June 30, 2024	$7,140
Note 6. Computation of Earnings per-Share
On the MSGE Distribution Date, 51,768 shares of common stock of the Company, inclusive of 17,021 shares of Class A common stock related to the MSGE Retained Interest. This share amount is being utilized for the calculation of basic earnings (loss) per share for Fiscal Year 2022 because the Company was not a standalone public company prior to the MSGE Distribution. In addition, for Fiscal Year 2022 the computation of diluted earnings per share equals the basic earnings (loss) per share calculation since there was no stock trading information available to compute dilutive effect of shares issuable under share-based compensation plans needed under the treasury method in accordance with ASC Topic 260 and since common stock equivalents were antidilutive due to losses from operations.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)
The following table presents a reconciliation of weighted-average shares used in the calculations of basic and diluted earnings (loss) per share attributable to the Company’s stockholders.

	Years Ended June 30,
	2024	2023	2022
Weighted-average shares (denominator):
Weighted-average shares for basic EPS	48,275	51,819	51,768
Dilutive effect of shares issuable under share-based compensation plans (a)	314	459	—
Weighted-average shares for diluted EPS	48,589	52,278	51,768
Weighted-average anti-dilutive shares (a)	551	740	—
_________________
(a)    For Fiscal Year 2022, all restricted stock units and stock options were excluded from the above table because there was no stock trading information available to compute dilutive effect of shares issuable under share-based compensation plans under the treasury method in accordance with ASC Topic 260.
Note 7. Investments
As of June 30, 2024, the Company held an investment in Townsquare Media, Inc. (“Townsquare”), and as of June 30, 2023, also held an investment in DraftKings Inc. (“DraftKings”), which was subsequently sold during the first quarter of Fiscal Year 2024:
•Townsquare is a media, entertainment and digital marketing solutions company that is listed on the New York Stock Exchange (the “NYSE”) under the symbol “TSQ.”
•DraftKings is a fantasy sports contest and sports gambling provider that is listed on the Nasdaq Stock Market (“NASDAQ”) under the symbol “DKNG.”
As of June 30, 2024, the Company also held other equity investments held in trust under the Company’s Executive Deferred Compensation Plan. Refer to Note 11. Pension Plans and Other Postretirement Benefit Plans for further details regarding the plan.
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
The carrying fair value of these investments, which is reported under Other non-current assets in the accompanying consolidated and combined balance sheets as of June 30, 2024 and 2023, is as follows:

		As of June 30,
	Ownership Percentage as of June 30, 2024	2024	2023
Equity investments with readily determinable fair values:
Townsquare Class A common stock		$1,438	$6,945
Townsquare Class C common stock		—	13,399
DraftKings Class A common stock		—	11,297
Other equity investments with readily determinable fair values held in trust under the Company’s Executive Deferred Compensation Plan		4,226	2,954
Equity method investments:
Crown Properties Collection(a)	8%	60	—
Equity investments without readily determinable fair values		596	475
Total investments		$6,320	$35,070
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

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)
The following table summarizes the realized and unrealized gain (loss) on equity investments with readily determinable fair value, which is reported in Other income (expenses), net in the accompanying consolidated and combined statements of operations:

	Years ended June 30,
	2024	2023	2022
Unrealized (loss) gain — Townsquare	$(1,591)	$7,644	$(14,629)
Unrealized gain (loss) — DraftKings	—	8,406	(35,213)
Unrealized gain — Executive Deferred Compensation Plan	495	225	$—
Total Unrealized (loss) gain	$(1,096)	$16,275	$(49,842)
Gain (loss) from shares sold — DraftKings	1,548	2,608	—
(Loss) gain from shares sold — Townsquare	(1,694)	975	—
Total realized and unrealized (loss) gain	$(1,242)	$19,858	$(49,842)
Supplemental information on realized gain (loss):
Shares of common stock sold — DraftKings	425	444	—
Cash proceeds from common stock sold — DraftKings	$12,844	$9,864	$—
Shares of common stock sold — Townsquare	1,577	1,500	—
Cash proceeds from common stock sold — Townsquare	$15,621	$14,550	$—
Note 8. Property and Equipment, Net
As of June 30, 2024 and 2023, property and equipment, net consisted of the following assets:

	As of June 30,
	2024	2023
Land	$62,768	$62,768
Buildings	1,011,308	999,205
Equipment, furniture and fixtures	348,075	351,596
Leasehold improvements	133,267	105,877
Construction in progress	10,193	2,828
Total Property and equipment	1,565,611	1,522,274
Less accumulated depreciation and amortization	(932,078)	(893,386)
Property and equipment, net	$633,533	$628,888
Depreciation and amortization expense on property and equipment was $53,876, $59,709 and $63,696 for Fiscal Years 2024, 2023 and 2022, respectively.
Note 9. Leases
The following table summarizes the ROU assets and lease liabilities recorded on the Company’s consolidated and combined balance sheets as of June 30, 2024 and 2023:

	As of June 30,
	2024	2023
ROU assets	$388,658	$235,790
Lease liabilities:
Operating leases, current	27,736	36,529
Operating leases, non-current	427,014	219,955
Total lease liabilities	$454,750	$256,484

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)
The following table summarizes the activity related to lease costs recorded within the Company’s consolidated and combined statements of operations for Fiscal Years 2024, 2023 and 2022:

	Classification within the Company’s Consolidated and Combined Statements of Operations	Years Ended June 30,
		2024	2023	2022
Operating lease cost	Direct operating expenses	$21,071	$20,729	$22,360
Operating lease cost	Selling, general and administrative expenses	26,023	11,176	9,782
Variable lease cost	Direct operating expenses	716	346	147
Variable lease cost	Selling, general and administrative expenses	—	39	41
Total lease cost		$47,810	$32,290	$32,330
In November 2021, Sphere Entertainment executed an agreement with the existing landlord for its New York corporate office space, which was assigned to the Company in connection with the MSGE Distribution, pursuant to which the Company would relocate from the space that it previously occupied to newly renovated office space within the same building. Throughout Fiscal Year 2024, the Company took possession of certain of the newly renovated space. The Company was not involved in the design or construction of the new space for purposes of the Company’s build out prior to obtaining possession. Upon obtaining possession of the space, the Company recognized an additional lease obligation of $206,410 and a ROU lease asset of $198,294, net of tenant improvement incentives received on the possession date. While lease payments under the new lease agreement will be recognized as a lease expense on a straight-line basis over the lease term, the Company will begin paying full rent starting in the second half of Fiscal Year 2026 due to certain tenant incentives included in the arrangement. Base rent payments will increase every five years beginning in Fiscal Year 2031 in accordance with the terms of the lease.
Supplemental cash flow information related to operating leases is as follows:

	Years Ended June 30,
	2024	2023	2022
Cash paid for amounts included in the measurement of operating lease liabilities	$37,908	$35,400	$33,312
Lease assets obtained in exchange for new lease obligations	$198,294	$478	$298,100
For Fiscal Year 2024, the Company received $33,905 of tenant incentives from a landlord for capital expenditures on behalf of the Company. There were no tenant incentives received in Fiscal Years 2023 and 2022.
Maturities of operating lease liabilities as of June 30, 2024 were as follows:

As of June 30, 2024
Fiscal year ending June 30, 2025	$7,353
Fiscal year ending June 30, 2026	34,536
Fiscal year ending June 30, 2027	49,749
Fiscal year ending June 30, 2028	50,122
Fiscal year ending June 30, 2029	39,731
Thereafter	708,235
Total lease payments	889,726
Less: imputed interest	434,976
Total lease liabilities	$454,750
The weighted average remaining lease term and weighted average discount rate for our operating leases are as follows:

	As of June 30,
	2024	2023
Weighted average remaining lease term (in years)	17.36	12.85
Weighted average discount rate	7.09%	4.77%
As of June 30, 2024, the Company’s existing operating leases, which are recorded on the accompanying consolidated and combined financial statements, had remaining lease terms ranging from 0.3 years to 21.6 years.

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
The following table summarizes the Company’s revenues recognized under Arena License Agreements and revenues from third party and related party lease and sublease arrangements for Fiscal Years 2024, 2023, and 2022.

	Years Ended June 30,
	2024	2023	2022
Arena License Agreements	$68,068	$68,068	$68,072
Third party and related party lease and sublease arrangements	5,208	3,610	3,338
Total Arena license fees and other leasing revenue	$73,276	$71,678	$71,410
Note 10. Goodwill and Intangible Assets
As of June 30, 2024 and 2023, the carrying amount of goodwill was $69,041. The Company has one reportable segment and one reporting unit.
The Company’s indefinite-lived intangible assets as of June 30, 2024 and 2023 were as follows:

	As of June 30,
	2024	2023
Trademarks	$61,881	$61,881
Photographic related rights	1,920	1,920
Total indefinite-lived intangible assets	$63,801	$63,801
On August 31, 2023 and 2022, the Company performed its annual impairment tests of goodwill and indefinite-lived intangible assets and determined that there were no impairments of goodwill or indefinite-lived intangible assets identified as of the impairment test date.
No amortization expense was recognized in Fiscal Year 2024 for definite lived intangible assets as a result of the disposition of the related assets in connection with the BCE Disposition on December 2, 2022. The Company recorded amortization expense on definite lived intangible assets of $754, and $5,838 for Fiscal Years 2023, and 2022, respectively, which is recognized in Depreciation and amortization in the consolidated and combined statements of operations.
Note 11. Commitments and Contingencies
Commitments
As of June 30, 2024, commitments of the Company in the normal course of business in excess of one year were as follows:

	Commitments
	June 30, 2025	June 30, 2026	June 30, 2027	June 30, 2028	June 30, 2029	Thereafter	Total
Contractual obligations	$12,924	$5,272	$12,701	$12,823	$12,896	$247,735	$304,351
Letters of credit	18,827	—	—	—	—	—	18,827
Total commitments	$31,751	$5,272	$12,701	$12,823	$12,896	$247,735	$323,178
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
Note 12. Credit Facilities
The following table summarizes the presentation of the outstanding balances under the Company’s credit and other debt agreements as of June 30, 2024 and 2023:

	As of June 30,
	2024	2023
Current Portion
National Properties Term Loan Facility	$16,250	$16,250
Current portion of long-term debt	$16,250	$16,250

	As of
	June 30, 2024			June 30, 2023
	Principal	Unamortized Deferred Financing Costs	Net	Principal	Unamortized Deferred Financing Costs	Net
Non-current Portion
National Properties Term Loan Facility	$609,375	$(9,624)	$599,751	$625,625	$(12,845)	$612,780
National Properties Revolving Credit Facility	—	(503)	(503)	17,100	—	17,100
Other debt	—	—	—	304	—	304
Long-term debt, net of deferred financing costs	$609,375	$(10,127)	$599,248	$643,029	$(12,845)	$630,184
National Properties Facilities
General. MSG National Properties, LLC (“MSG National Properties”), MSG Entertainment Holdings and certain subsidiaries of MSG National Properties are party to a credit agreement dated June 30, 2022 with JP Morgan Chase Bank, N.A., as administrative agent and the lenders and letter of credit issuers party thereto (as amended, the “National Properties Credit Agreement”), providing for a five-year, $650,000 senior secured term loan facility (the “National Properties Term Loan Facility”) and a five-year, $150,000 revolving credit facility (the “National Properties Revolving Credit Facility” and, together with the National Properties Term Loan Facility, the “National Properties Facilities”). Up to $25,000 of the National Properties Revolving Credit Facility is available for the issuance of letters of credit. As of June 30, 2024, outstanding letters of credit were $18,826 and the remaining balance available under the National Properties Revolving Credit Facility was $131,174.
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

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)
Interest Rates. Borrowings under the current National Properties Facilities bear interest at a floating rate, which at the option of MSG National Properties may be either (a) a base rate plus an applicable margin ranging from 1.50% to 2.50% per annum, determined based on the total leverage ratio of MSG National Properties and its restricted subsidiaries, or (b) adjusted Term SOFR (i.e., Term SOFR plus 0.10%) plus an applicable margin ranging from 2.50% to 3.50% per annum, determined based on the total leverage ratio of MSG National Properties and its restricted subsidiaries. The National Properties Credit Agreement requires MSG National Properties to pay a commitment fee ranging from 0.30% to 0.50% in respect of the daily unused commitments under the National Properties Revolving Credit Facility. MSG National Properties is also required to pay customary letter of credit fees, as well as fronting fees, to banks that issue letters of credit pursuant to the National Properties Credit Agreement. The interest rate on the National Properties Facilities as of June 30, 2024 was 7.94%.
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
Covenants. The National Properties Credit Agreement includes financial covenants requiring MSG National Properties and its restricted subsidiaries to maintain a specified minimum liquidity level, a specified minimum debt service coverage ratio and specified maximum total leverage ratio. The minimum liquidity level is set at $50,000, and is tested based on the level of average daily liquidity, consisting of cash and cash equivalents and available revolving commitments, over the last month of each quarter over the life of the National Properties Facilities. The debt service coverage ratio covenant began testing in the fiscal quarter ended December 31, 2022, and is set at a ratio of 2:1 before stepping up to 2.5:1 in the fiscal quarter ending September 30, 2024. The leverage ratio covenant began testing in the fiscal quarter ended June 30, 2023. It is tested based on the ratio of MSG National Properties and its restricted subsidiaries’ consolidated total indebtedness to adjusted operating income, with an initial maximum ratio of 6:1, which stepped down to 5.5:1 in the fiscal quarter ended June 30, 2024 and steps down to 4.5:1 in the fiscal quarter ending June 30, 2026. As of June 30, 2024, MSG National Properties and its restricted subsidiaries were in compliance with the covenants of the National Properties Credit Agreement.
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

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)
Debt Maturities
Maturities for the outstanding debt balances as of June 30, 2024 were as follows:

National Properties Facilities
Fiscal year ending June 30, 2025	$16,250
Fiscal year ending June 30, 2026	32,500
Fiscal year ending June 30, 2027	576,875
$625,625
Interest payments and loan principal repayments made by the Company under the National Properties Credit Agreement were as follows:

	Interest Payments			Loan Principal Repayments
	Year Ended June 30,			Year Ended June 30,
	2024	2023	2022	2024	2023	2022
National Properties Facilities	53,864	48,548	52,163	106,350	20,125	646,750
The carrying value and fair value of the Company’s debt reported in the accompanying consolidated balance sheets were as follows:

	As of
	June 30, 2024		June 30, 2023
	Carrying Value(a)	Fair Value	Carrying Value(a)	Fair Value
Liabilities:
National Properties Facilities	$625,625	$622,497	$658,975	$655,509
Other debt	—	—	304	304
Total Long-term debt	$625,625	$622,497	$659,279	$655,813
_________________
(a)    The total carrying value of the Company’s debt as of June 30, 2024 and June 30, 2023 is equal to the current and non-current principal payments for the Company’s credit agreements excluding unamortized deferred financing costs of $10,127 and $12,845, respectively.
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
Defined Benefit Pension Plans and Postretirement Benefit Plans
After the MSGE Distribution, sponsorship of a non-contributory, qualified cash balance retirement plan covering the Company’s non-union employees (the “Cash Balance Pension Plan”) and an unfunded non-contributory, non-qualified excess cash balance plan covering certain employees who participate in the underlying qualified plan (collectively, the “Cash Balance Plans”) was transferred from Sphere Entertainment to MSG Entertainment. Since March 1, 2011, the Cash Balance Pension Plan has also included the assets and liabilities of a frozen (as of December 31, 2007) non-contributory qualified defined benefit pension plan covering non-union employees hired prior to January 1, 2001 (the “Retirement Pension Plan”). The Cash Balance Plans were amended to freeze participation and future benefit accruals effective December 31, 2015 for all employees. Therefore, since December 31, 2015, no new participants have been able to participate in the Cash Balance Plans and no further annual pay credits will be made for any future year. Existing account balances under the plans will continue to be credited with monthly interest in accordance with the terms of the plans.
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
The following table summarizes the projected benefit obligations, assets, funded status and the amounts recorded on the Company’s consolidated and combined balance sheets as of June 30, 2024 and 2023, associated with the Pension Plans and Postretirement Plan based upon actuarial valuations as of those measurement dates.

	Pension Plans		Postretirement Plan
	June 30,		June 30,
	2024	2023	2024	2023
Change in benefit obligation:
Benefit obligation at beginning of period	$130,725	$135,916	$2,517	$2,463
Service cost	71	68	21	25
Interest cost	6,673	5,874	120	97
Actuarial (gain) loss (a)	(2,859)	(3,753)	(85)	304
Benefits paid	(7,902)	(7,139)	(311)	(372)
Plan settlements paid	(103)	(97)	—	—
Other	—	(144)	—	—
Benefit obligation at end of period	126,605	130,725	2,262	2,517
Change in plan assets:
Fair value of plan assets at beginning of period	102,236	108,978	—	—
Actual return on plan assets	4,562	1,782	—	—
Employer contributions	13,280	250	—	—
Benefits paid	(7,791)	(7,080)	—	—
Administrative expenses paid	(1,979)	(1,694)	—	—
Fair value of plan assets at end of period	110,308	102,236	—	—
Funded status at end of period	$(16,297)	$(28,489)	$(2,262)	$(2,517)
_____________________
(a)    In Fiscal Year 2024, the actuarial gains on the benefit obligations were primarily due to an increase in discount rate partially offset by an increase in the interest crediting rates. In Fiscal Year 2023, the actuarial gains on the benefit obligations were primarily due to an increase in discount rate partially offset by an increase in the interest crediting rates.
Amounts recognized in the consolidated and combined balance sheets as of June 30, 2024 and 2023 consist of:

	Pension Plans		Postretirement Plan
	June 30,		June 30,
	2024	2023	2024	2023
Current liabilities (included in Accounts payable, accrued and other current liabilities)	$(349)	$(270)	$(326)	$(318)
Non-current liabilities (included in Other non-current liabilities)	(15,948)	(28,219)	(1,936)	(2,199)
	$(16,297)	$(28,489)	$(2,262)	$(2,517)

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)
Accumulated other comprehensive loss, before income tax, as of June 30, 2024 and 2023 consists of the following amounts that have not yet been recognized in net periodic benefit cost:

	Pension Plans		Postretirement Plan
	June 30,		June 30,
	2024	2023	2024	2023
Actuarial loss	$(38,558)	$(40,625)	$(447)	$(555)
The following table presents components of net periodic benefit cost for the Pension Plans and Postretirement Plan included in the accompanying consolidated and combined statements of operations for Fiscal Years 2024, 2023 and 2022. Service cost is recognized in direct operating expenses and selling, general and administrative expenses. All other components of net periodic benefit cost are reported in Other income (expense), net.

	Pension Plans			Postretirement Plan
	Year Ended June 30,			Year Ended June 30,
	2024	2023	2022	2024	2023	2022
Service cost	$71	$68	$120	$21	$25	$32
Interest cost	6,673	5,874	3,708	120	97	42
Expected return on plan assets	(5,167)	(4,362)	(6,016)	—	—	—
Recognized actuarial loss	1,786	1,800	1,386	23	—	34
Settlement loss recognized (a)	7	5	—	—	—	—
Net periodic benefit cost reported in the consolidated and combined statements of operations	$3,370	$3,385	$(802)	$164	$122	$108
_________________
(a)    For Fiscal Years 2024, 2023 and 2022, lump-sum payments totaling $103, $97 and $0, respectively, were distributed to vested participants of the non-qualified excess cash balance plan, triggering the recognition of settlement losses in accordance with ASC Topic 715. The discount rates used for the projected benefit obligation and interest cost were 5.47% and 4.13%, as of June 30, 2024, respectively, 5.44% and 5.41% as of June 30, 2023, respectively, and 1.96% and 1.30% as of June 30, 2022, respectively. Additionally, settlement charges of $7, $5 and $0 were recognized in Other income (expense), net for Fiscal Years 2024, 2023 and 2022, respectively.
Other pre-tax changes in plan assets and benefit obligations recognized in other comprehensive income (loss) for Fiscal Years 2024, 2023 and 2022 were as follows:

	Pension Plans			Postretirement Plan
	Years Ended June 30,			Years Ended June 30,
	2024	2023	2022	2024	2023	2022
Actuarial (loss) gain, net	$(1,742)	$(1,800)	$(3,306)	$(23)	$304	$501
Recognized actuarial (gain) loss	(288)	520	1,386	(85)	—	34
Settlement loss recognized	7	5	—	—	—	—
Total recognized in other comprehensive income (loss)	$(2,023)	$(1,275)	$(1,920)	$(108)	$304	$535
Funded Status
The accumulated benefit obligation for the Pension Plans aggregated to $126,605 and $130,725 at June 30, 2024 and 2023, respectively. As of June 30, 2024 and 2023, each of the Pension Plans had accumulated benefit obligations and projected benefit obligations in excess of plan assets.
Pension Plans and Postretirement Plan Assumptions
Weighted-average assumptions used to determine benefit obligations (made at the end of the period) as of June 30, 2024 and 2023 were as follows:

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)

	Pension Plans		Postretirement Plan
	June 30,		June 30,
	2024	2023	2024	2023
Discount rate	5.55%	5.34%	5.40%	5.40%
Interest crediting rate	4.55%	3.77%	n/a	n/a
Healthcare cost trend rate assumed for next year	n/a	n/a	6.75%	7.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	n/a	n/a	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	n/a	n/a	2032	2032
Weighted-average assumptions used to determine net periodic benefit cost (made at the beginning of the period) for Fiscal Years 2024, 2023 and 2022 were as follows:

	Pension Plans			Postretirement Plan
	Years Ended June 30,			Years Ended June 30,
	2024	2023	2022	2024	2023	2022
Discount rate - projected benefit obligation	5.34%	4.86%	2.87%	5.40%	4.63%	2.17%
Discount rate - service cost	5.44%	4.97%	3.11%	5.39%	4.89%	2.65%
Discount rate - interest cost	5.37%	4.56%	1.92%	5.49%	4.28%	1.51%
Expected long-term return on plan assets	6.41%	5.92%	4.94%	n/a	n/a	n/a
Interest crediting rate	3.77%	2.76%	2.32%	n/a	n/a	n/a
Healthcare cost trend rate assumed for next year	n/a	n/a	n/a	7.00%	6.00%	6.25%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	n/a	n/a	n/a	5.00%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	n/a	n/a	n/a	2032	2027	2027
The discount rates were determined (based on the expected duration of the benefit payments for the plans) from the Willis Towers Watson U.S. Rate Link: 40-90 Discount Rate Model as of June 30, 2024 and 2023 to select a rate at which the Company believed the plans’ benefits could be effectively settled. This model was developed by examining the yields on selected highly rated corporate bonds. The expected long-term return on plan assets is based on a periodic review and modeling of the plans’ asset allocation structures over a long-term horizon. Expectations of returns for each asset class are the most important of the assumptions used in the review and modeling and are based on comprehensive reviews of historical data, forward-looking economic outlook, and economic/financial market theory. The expected long-term rate of return was selected from within the reasonable range of rates determined by (i) historical returns for the asset classes covered by the investment policy and (ii) projections of returns over the long-term period during which benefits are payable to plan participants.
Plan Assets and Investment Policy
The weighted-average asset allocation of the Pension Plans’ assets at June 30, 2024 and 2023 was as follows:

	As of June 30,
Asset Classes (a):	2024	2023
Fixed income securities	79%	75%
Equity securities	15%	15%
Cash equivalents	6%	10%
	100%	100%
_____________________
(a)    The Company’s target allocation for the Cash Balance Plan assets is 85% fixed income securities and 15% equity as of June 30, 2024 and the Company’s target allocation for the Union Plan assets is 100% fixed income securities.
Investment allocation decisions have been made by (i) Sphere Entertainment’s Investment & Benefits Committee prior to the MSGE Distribution and (ii) the Company’s Investment & Benefits Committee after the MSGE Distribution. Each Investment & Benefits Committee utilized the services of an investment manager to actively manage the assets of the Pension Plans. The Company has established asset allocation targets and investment policies and guidelines with the investment manager. The investment manager takes into account expected long-term risks, returns, correlation, and other prudent investment assumptions when recommending asset classes and investment managers to the Company’s Investment & Benefits Committee. The investment manager also considers each applicable Pension Plans’ liabilities when making investment allocation recommendations.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)
Investments at Estimated Fair Value
The cumulative fair values of the individual plan assets at June 30, 2024 and 2023 by asset class were as follows:

	Fair Value Hierarchy	As of June 30,
		2024	2023
U.S. Treasury securities (a)	I	$2,313	$3,673
Money market fund (a)	I	4,345	6,511
U.S. Gov’t Agency Obligations(b)	II	285	308
Mutual fund - equity (c)	II	16,349	15,296
Common collective trust (c)	II	87,016	76,448
Total investments measured at fair value		$110,308	$102,236
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
Contributions for Qualified Defined Benefit Pension Plans
During Fiscal Year 2024, the Company contributed $12,850 and $430 to the Cash Balance Plan and Union Plan, respectively. The Company expects to contribute $5,700 and $250 to the Cash Balance Plan and Union Plan, respectively in Fiscal Year 2025.
Estimated Future Benefit Payments
The following table presents estimated future fiscal year benefit payments for the Pension Plans and Postretirement Plan:

	Pension Plans	Postretirement Plan
Fiscal year ending June 30, 2025	$12,310	$335
Fiscal year ending June 30, 2026	$8,306	$314
Fiscal year ending June 30, 2027	$8,457	$270
Fiscal year ending June 30, 2028	$8,334	$262
Fiscal year ending June 30, 2029	$8,481	$268
Fiscal years ending June 30, 2030 – 2034	$46,126	$965
Defined Contribution Plans
MSG Entertainment sponsors The Madison Square Garden 401(k) Savings Plan (the “401(k) Plan”) and the MSG Entertainment Holdings, LLC Excess Savings Plan (collectively referred to as the “Savings Plans”). The 401(k) Plan is a multiple employer plan. For Fiscal Years 2024, 2023 and 2022, expenses related to the Savings Plans, excluding expenses related to MSG Sports employees and for Fiscal Years 2024 excluded expenses related to Sphere Entertainment employees, that are included in the accompanying consolidated and combined statements of operations were $7,981, $5,187 and $4,284, respectively.
In addition, MSG Entertainment sponsors The Madison Square Garden 401(k) Union Plan (the “Union Savings Plan”). The Union Savings Plan is a multiple employer plan. For Fiscal Years 2024, 2023 and 2022, expenses related to the Union Savings Plan included in the accompanying consolidated and combined statements of operations were $701, $428 and $394, respectively.
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
The following table outlines the Company’s participation in multiemployer defined benefit pension plans for Fiscal Years 2024, 2023 and 2022, and summarizes the contributions that the Company has made during each period. The “EIN” and “Pension Plan Number” columns provide the Employer Identification Number and the three-digit plan number for each applicable plan. The most recent Pension Protection Act zone status available as of June 30, 2024 and 2023 relates to the plan’s two most recent years ended which are indicated. Among other factors, plans in the red zone are generally less than 65% funded, plans in the orange zone are both less than 80% funded and have an accumulated funding deficiency or are expected to have a deficiency in any of the next six plan years, plans in the yellow zone are less than 80% funded, and plans in the green zone are at least 80% funded. The “FIP/RP Status Pending/Implemented” column indicates whether a funding improvement plan (“FIP”) for yellow/orange zone plans or a rehabilitation plan (“RP”) for red zone plans is either pending or has been implemented by the trustees of such plan. The zone status and any FIP or RP information is based on information that the Company received from the plan, and the zone status is as certified by the plan’s actuary. The last column lists the expiration date(s) or a range of expiration dates of the CBA to which the plans are subject. There are no other significant changes that affect such comparability.

			PPA Zone Status		FIP/RP Status Pending / Implemented	Company Contributions
			As of June 30,			Year Ended June 30,
Plan Name	EIN	Pension Plan Number	2024	2023		2024	2023	2022	Surcharge Imposed	Expiration Date of CBA
Pension Fund of Local No. 1 of I.A.T.S.E.	136414973	001	Green as of 2023-12-31	Green as of 2022-12-31	No	$2,784	$2,550	$1,999	No	9/30/2025
All Other Multiemployer Defined Benefit Pension Plans						3,198	2,897	1,907
						$5,982	$5,447	$3,906
The Company was listed in the following plans’ Form 5500’s as providing more than 5% of the total contributions for the following plans and plan years:

Fund Name	Exceeded 5 Percent of Total Contributions	Year Contributions to Plan Exceeded 5 Percent of Total Contributions (As of Plan’s Year-End)
Pension Fund of Local No. 1 of I.A.T.S.E	True	December 31, 2022, 2021, and 2020
32BJ/Broadway League Pension Fund	True	December 31, 2022, 2021, and 2020
Treasurers and Ticket Sellers Local 751 Pension Fund	True	August 31, 2023, 2022 and 2021
Pension Fund of Wardrobe Attendants Union Local 764	True	December 31, 2022
Multiemployer Defined Contribution Pension Plans
The Company contributed $7,919, $7,316 and $5,641 for Fiscal Years 2024, 2023 and 2022, respectively, to multiemployer defined contribution pension plans.
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
In accordance with ASC Topic 710, the Company remeasures the deferred compensation liability, with a charge (or credit) to compensation cost in the Company’s consolidated and combined statements of operations, to reflect changes in the fair value of the assets owed to the participants of the Deferred Compensation Plan. The Company remeasures the fair value of the assets held in trust in accordance with ASC Topic 321, Investments – Equity Securities, and recognizes unrealized gains and losses in Miscellaneous income (expense), net in the Company’s consolidated and combined statements of operations. The Company recorded compensation expense/(compensation cost credits) of $495 and $225, for the years ended June 30, 2024 and 2023, respectively, within Selling, general and administrative expenses to reflect the remeasurement of the Deferred Compensation Plan liability. In addition, the Company recorded gains/(losses) of $495 and $225, for the year ended June 30, 2024 and 2023, respectively, within Other income (expense), net to reflect the remeasurement of the fair value of assets under the Deferred Compensation Plan. The investments made from employee contributions and investments sold for employee distributions of trust assets are classified as operating activities in the Company’s consolidated and combined statements of cash flows.
Amounts recognized in the consolidated balance sheets as of June 30, 2024 and 2023, related to the Deferred Compensation Plan consist of:

	As of June 30,
	2024	2023
Non-current assets (included in Other non-current assets)	$4,226	$2,954
Non-current liabilities (included in Other non-current liabilities)	$(4,226)	$(2,976)
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

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)
Treatment After the MSGE Distribution of Share-based Payment Awards Initially Granted Under Sphere Entertainment Equity Award Programs
Prior to the MSGE Distribution, certain employees and the non-employee directors of Sphere Entertainment (some of whom are now employees or non-employee directors of the Company) participated in Sphere Entertainment equity award programs (the “Sphere Entertainment Stock Plans”). In connection with the MSGE Distribution, each option to purchase Sphere Entertainment’s Class A common stock became two options: one option to acquire Sphere Entertainment Class A common stock and one option to acquire the Company’s Class A common stock granted under the Employee Stock Plan. The exercise price of the option was allocated between the existing Sphere Entertainment options and new Company options based upon the weighted average price of each of the Sphere Entertainment Class A common stock and the Company’s Class A Common Stock over the ten trading days immediately following the Distribution. In connection with the MSGE Distribution, each holder of a Sphere Entertainment RSU received one MSG Entertainment RSU in respect of every one Sphere Entertainment RSU owned on the record date and continues to be entitled to a share of Sphere Entertainment Class A common stock (or cash or other property) for each Sphere Entertainment RSU in accordance with the Sphere Entertainment award agreement. Additionally, each holder of a Sphere Entertainment employee PSU received one Company PSU (at target performance) in respect of every one Sphere Entertainment PSU (at target performance) owned on the Record Date and continues to be entitled to a share of Sphere Entertainment Class A common stock (or cash or other property) for each Sphere Entertainment PSU in accordance with the Sphere Entertainment award agreement.
Further, in connection with the MSGE Distribution, each holder of a Sphere Entertainment director RSU received one share of the Company’s Class A common stock in respect of every one Sphere Entertainment RSU owned on the Record Date and continues to be entitled to a share of Sphere Entertainment Class A common stock (or cash or other property) in accordance with the Sphere Entertainment award agreement.
Share-based Compensation Expense
Share-based compensation expense is generally recognized straight-line over the vesting term of the award, which typically provides for three-year cliff or graded vesting subject to continued employment with the Company, Sphere Entertainment or MSG Sports.
The Company’s RSUs, PSUs and/or stock options held by individuals who are solely Sphere Entertainment and/or MSG Sports employees are not expensed by the Company; however, such RSUs/PSUs and/or stock options do have a dilutive effect on earnings (loss) per share available to the Company’s common stockholders.
Share-based compensation expense was recognized in the consolidated and combined statements of operations as a component of direct operating expenses or selling, general and administrative expenses. The following table presents the share-based compensation expense recorded during Fiscal Years 2024, 2023 and 2022:

	Years Ended June 30,
	2024	2023	2022
Share-based compensation expense (a)	$24,544	$29,521	$37,746
_____________________
(a)    For Fiscal Years 2024, 2023 and 2022 share-based compensation excludes costs of $6,788, $2,293, and $1,612, respectively, that have been reclassified to Restructuring charges in the consolidated and combined statements of operations, as detailed in Note 5, Restructuring Charges.
RSU and PSU Award Activity
The following table summarizes activity related to MSG Entertainment’s RSUs and PSUs held by the Company, MSG Sports, and Sphere’s employees for Fiscal Year 2024:

	Number of		Weighted-Average Grant-date Fair Value (a)
	RSUs	PSUs
Unvested award balance as of June 30, 2023	903	1,084	$65.78
Granted	683	529	$31.55
Vested (a)	(688)	(338)	$33.56
Forfeited	(83)	(93)	$31.47
Unvested award balance as of June 30, 2024	815	1,182	$64.58
_____________________
(a)     The fair value of RSUs and PSUs that vested and were distributed during Fiscal Year 2024 was $33,504. Upon delivery, RSUs granted by the Company were net share-settled to cover the required statutory tax withholding obligations. To fulfill the employees’ statutory minimum tax withholding obligations for the applicable income and other employment taxes, 437 of these awards, with an aggregate value of $14,325 were retained by MSG Entertainment.
As of June 30, 2024, there was $29,927 of unrecognized compensation cost related to unvested RSUs and PSUs held by the Company’s direct employees. The cost is expected to be recognized over a weighted-average period of approximately 1.9 years.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)
Stock Options Award Activity
Compensation expense for MSG Entertainment stock options held by the Company’s employees is determined based on the grant date fair value of the award calculated using the Black-Scholes options-pricing model. Stock options generally vest over a three year service period and expire 7.5 to 10 years from the date of grant.
The following table summarizes activity related to the Company’s stock options during Fiscal Year 2024:

	Number of Time Vesting Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value

Balance as of June 30, 2023	724	$55.87
Forfeited	(184)	$55.69
Balance as of June 30, 2024	540	$55.93	2.06	$—
Exercisable on June 30, 2024	540	$55.93	2.06	$—
Note 15. Equity
Stock Repurchase Program
On March 29, 2023, the Company’s Board of Directors authorized a share repurchase program to repurchase up to $250,000 of the Company’s Class A Common Stock (the “Stock Repurchase Program”). Pursuant to the Stock Repurchase Program, shares of Class A Common Stock may be purchased from time to time in open market or private transactions, block trades or such other manner as the Company may determine in accordance with applicable insider trading and other securities laws and regulations. The timing and amount of purchases will depend on market conditions and other factors. For Fiscal Year 2024, the Company repurchased 3,525 shares of Class A Common Stock for $115,512. As of June 30, 2024, the Company had approximately $110,000 remaining available for repurchases under the Stock Repurchase Program.
Accumulated Other Comprehensive Loss
The following table details the components of accumulated other comprehensive loss:

	June 30,
	2024	2023	2022
Balance at beginning of period	$(34,021)	$(34,740)	$(33,598)
Other comprehensive loss:
Amounts reclassified from accumulated other comprehensive loss (a)	2,131	(971)	(1,385)
Income tax (expense) benefit	(372)	176	243
Other comprehensive loss, total	1,759	(795)	(1,142)
Adjustment related to the transfer of pension plans and postretirement plan liabilities as a result of the MSGE Distribution	—	1,514	—
Balance at end of period	$(32,262)	$(34,021)	$(34,740)
________________
(a)    Amounts reclassified from accumulated other comprehensive loss represent curtailments, settlement losses recognized, the amortization of net actuarial gain (loss) and net unrecognized prior service credit included in net periodic benefit cost, which is reflected under Other income (expense), net in the accompanying consolidated and combined statements of operations (see Note 13. Pension Plans and Other Postretirement Benefit Plans).

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)
Note 16. Income Taxes
Income tax benefit (expense) is comprised of the following components:

	Year Ended June 30,
	2024	2023	2022
Current (expense) benefit:
Federal	$(97)	$(1,008)	$515
State and other	(91)	—	(220)
	(188)	(1,008)	295
Deferred benefit (expense):
Federal	47,607	6,198	(4,711)
State and other	44,590	(6,918)	4,486
	92,197	(720)	(225)
Income tax benefit (expense)	$92,009	$(1,728)	$70
The income tax benefit (expense) differs from the amount derived by applying the statutory federal rate to pre-tax income (loss) principally due to the effect of the following items:

	Year Ended June 30,
	2024	2023	2022
Federal tax (expense) benefit at statutory federal rate	$(10,981)	$(16,332)	$28,617
State income taxes, net of federal benefit	(9,039)	(13,033)	12,141
Change in valuation allowance	108,506	34,147	(31,679)
Return to provision	4,487	—	—
Federal tax credits	1,139	—	—
Capital loss carryover	—	3,960	—
Nondeductible transaction costs	—	(206)	—
GAAP income of consolidated partnership attributable to non-controlling interest	—	(116)	(601)
Change in the estimated applicable tax rate used to determine deferred taxes	280	(557)	—
Nondeductible officers’ compensation	(2,385)	(3,861)	(8,125)
Nondeductible expenses	(413)	(266)	(373)
Excess tax benefit related to share-based payment awards	412	(5,457)	93
Other, net	3	(7)	(3)
Income tax benefit (expense)	$92,009	$(1,728)	$70

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)
The tax effects of temporary differences which give rise to significant portions of the deferred tax assets and liabilities at June 30, 2024 and 2023 were as follows:

	June 30,
	2024	2023
Deferred tax assets:
Net operating losses (NOLs)	$15,736	$18,684
Federal tax credits	1,295	—
Accrued employee benefits	25,219	28,271
Restricted stock units and stock options	8,337	8,571
Deferred revenue	3,498	34,914
Right-of-use lease assets and lease liabilities, net	22,696	7,071
Deferred interest	20,367	3,299
Property and equipment	38,564	38,703
Investments	921	—
Other, net	9,248	5,853
Total gross deferred tax assets	$145,881	$145,366
Less valuation allowance	—	(95,352)
Net deferred tax assets	$145,881	$50,014

Deferred tax liabilities:
Intangibles and other assets	$(40,022)	$(40,143)
Prepaid expenses	(5,746)	(4,854)
Investments	—	(5,530)
Straight line rent	(31,806)	(23,005)
Total deferred tax liabilities	$(77,574)	$(73,532)

Net deferred tax asset (liability)	$68,307	$(23,518)
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax asset will not be realized. The Company’s ability to realize its deferred tax assets depends upon the generation of sufficient future taxable income to allow for the utilization of its NOLs and future deductible temporary differences. In determining the likelihood of future realization of the deferred tax assets as of June 30, 2024, the Company considered both positive and negative evidence and weighted the effect of such evidence based upon its objectivity. This included consideration of both cumulative pretax income, including permanent items, for current fiscal year and the two preceding years; and projected future pretax income. Based on current facts and circumstances, management believes that it is more likely than not that the Company will realize its deferred tax assets and the valuation allowance was reversed in the fourth quarter of the fiscal year ended June 30, 2024. The Company will continue to assess the realizability of its deferred tax assets on a quarterly basis.
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
The federal NOL carryforward as of June 30, 2024 was $52,000. The NOL has an unlimited carryforward period.
Prior to the MSGE Distribution, the Company’s collections for ticket sales, sponsorships and suite rentals in advance were recorded as deferred revenue and were recognized as revenues when earned for both accounting and tax purposes. The tax recognition on most of these deferred revenues was accelerated to the date of the MSGE Distribution and is the responsibility of Sphere Entertainment. The Company will not reimburse Sphere Entertainment for such taxes. At the time of the MSGE Distribution, the Company recorded a deferred tax asset of $71,395 and a corresponding valuation allowance of $71,395 with regard to the deferred revenue acceleration for income tax purposes. As of June 30, 2024, the Company has a deferred tax asset of $3,498 with regard to the deferred revenue acceleration and the remaining tax deduction will be recorded as deferred revenue is earned and the associated events occur or upon

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)
payment of refunds.
Income tax payments, net of refunds, were $58 for Fiscal Year 2024. Income tax refunds, net of payments, were $2,031 and $10,281 for Fiscal Years 2023 and 2022, respectively, as if the Company was on a standalone basis prior to the MSGE Distribution.
Note 17. Related Party Transactions
As of June 30, 2024, members of the Dolan family, for purposes of Section 13(d) of the Securities Exchange Act of 1934, as amended, including trusts for the benefit of members of the Dolan family (collectively, the “Dolan Family Group”) collectively beneficially owned 100% of the Company’s outstanding Class B Common Stock and approximately 3.9% of the Company’s outstanding Class A Common Stock (inclusive of options exercisable within 60 days of June 30, 2024). Such shares of Class A Common Stock and Class B Common Stock, collectively, represent approximately 63.7% of the aggregate voting power of Company’s outstanding common stock. Members of the Dolan family are also the controlling stockholders of Sphere Entertainment, MSG Sports and AMC Networks Inc. (“AMC Networks”).
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
•A group ticket sales representation agreement, pursuant to which the Company appointed MSG Sports as its sales and service representative to sell group ticket packages related to the Company’s events in exchange for a commission;
•A single night rental commission agreement, pursuant to which MSG Sports may, from time to time, sell (or make referrals for sales of) licenses for the use of suites at The Garden for individual Company events in exchange for a commission;
•MSG Sports made market rate interest-bearing advances to the Company in connection with the construction of new premium hospitality suites at The Garden. The outstanding advances were fully repaid (including interest) in the second quarter of Fiscal Year 2024. As of June 30, 2024 and 2023, MSG Sports had advanced $0 and $304, respectively, to the Company in connection with the arrangement. This advance had been recognized in Long-term debt, net of deferred financing costs in the accompanying consolidated and combined balance sheets;
•Aircraft arrangements (discussed below);
•Arrangements pursuant to which MSG Sports provides certain premium hospitality and other business operations services to the Company, and pursuant to which MSG Sports previously provided certain sponsorship services to the Company; and
•Other agreements such as a trademark license agreement and certain other arrangements.
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

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)
•Arrangements pursuant to which the Company provides certain sponsorship account management services to Sphere Entertainment in exchange for service fees;
•Aircraft arrangements (discussed below); and
•Other agreements with Sphere Entertainment entered into in connection with the MSGE Distribution such as a distribution agreement, a tax disaffiliation agreement, an employee matters agreement, a stockholder and registration rights agreement, a trademark license agreement and certain other arrangements.
The Company was also party to the DDTL Facility, which provided for a $65,000 senior unsecured delayed draw term loan facility to Sphere Entertainment, which was fully drawn on July 14, 2023 and repaid by Sphere Entertainment on August 9, 2023. See Note 11. Commitments and Contingencies for more information regarding the DDTL.
In addition, the Company historically had various agreements with MSG Networks, including an advertising sales representation agreement and a services agreement (the “MSG Networks Services Agreement”).
•Pursuant to the Networks Advertising Sales Representation Agreement, the Company had the exclusive right and obligation to sell advertising on behalf of MSG Networks in exchange for a commission. The Networks Advertising Sales Representation Agreement was terminated effective as of December 31, 2022.
•Through the MSGE Distribution Date, pursuant to the MSG Networks Services Agreement, the Company also provided certain services to MSG Networks, such as information technology, accounts payable and payroll, human resources, and other corporate functions, as well as the executive support services described below, in exchange for service fees. MSG Networks also provided certain services to the Company, in exchange for service fees. Following the MSGE Distribution, the Company continues to provide these services pursuant to the TSA with Sphere Entertainment and the MSG Networks Services Agreement is no longer in place.
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
•The Company is also party to a dry lease agreement and a time sharing agreement with Brighid Air, LLC (“Brighid Air”), a company owned and controlled by Patrick F. Dolan, the son of Charles F. Dolan and the brother of James L. Dolan, pursuant to which Brighid Air has agreed from time to time to make its Bombardier BD100-1A10 Challenger 350 aircraft (the “Challenger”) available to the Company on a non-exclusive basis. In connection with the dry lease agreement, the Company also entered into a Flight Crew Services Agreement (the “Flight Crew Agreement”) with Dolan Family Office, LLC (“DFO”), an entity owned and controlled by Charles F. Dolan, pursuant to which the Company may utilize pilots employed by DFO for purposes of flying the Challenger when the Company is leasing that aircraft under the Company’s dry lease agreement with Brighid Air.
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
•The Company is party to various arrangements with each of Sphere Entertainment and MSG Sports, pursuant to which (i) Sphere Entertainment and MSG Sports each have the right to lease on a “time-sharing” basis certain aircraft to which the Company has access, (ii) the Company has the right to dry lease certain aircraft leased by MSG Sports and (iii) the Company provides certain aircraft support services. The Company, Sphere Entertainment, and MSG Sports have agreed to allocate expenses in connection with the use by each company (or their executives) of aircraft leased by the Company and MSG

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)
Sports. The Company is also party to various arrangements with AMC Networks pursuant to which AMC Networks has the right to lease on a “time-sharing” basis certain aircraft to which the Company has access. Additionally, the Company, Sphere Entertainment, MSG Sports and AMC Networks have agreed on an allocation of the costs of certain aircraft and helicopter use by their shared executives.
The Company has also entered into a commercial agreement with CPC, under which CPC provides sponsorship sales services. The Company recorded commission expense of $1,507 for the year ended June 30, 2024, and did not record any commission expense for the years ended June 30, 2023 and 2022, as the arrangement was not yet in place during those periods. As of June 30, 2024 and 2023, prepaid expenses associated with this arrangement were $5,993 and $0, respectively, and are reported under Prepaid expenses and other current assets, and Other non-current assets in the accompanying consolidated balance sheets.
From time to time the Company enters into arrangements with 605, LLC (“605”). James L. Dolan, the Company’s Executive Chairman, Chief Executive Officer and a director, and his spouse, Kristin A. Dolan, owned 50% of 605 until September 13, 2023. Kristin A. Dolan is also the founder and was the Chief Executive Officer of 605. 605 provides audience measurement and data analytics services to the Company and its subsidiaries in the ordinary course of business. In August 2022, a subsidiary of Sphere Entertainment entered into a three-year agreement with 605, valued at $750, covering several customer analysis projects per year in connection with events held at our venues, which was assigned to the Company in connection with the MSGE Distribution. Pursuant to this arrangement, the Company recognized $34 and $272 of expense for the years ended June 30, 2024 and 2023. No expense was recognized for Fiscal Year 2022. On September 13, 2023, 605 was sold to iSpot.tv, and James L. Dolan and Kristin A. Dolan now hold a minority interest in iSpot.tv. As a result, as of September 13, 2023, 605 is no longer considered to be a related party.
As of June 30, 2022, the Company had $637 of notes payable with respect to a loan received by BCE from its noncontrolling interest holder. The BCE Disposition was completed on December 2, 2022 and as a result, as of June 30, 2023, the Company had no notes payable to related parties.
Revenues and Operating Expenses
The following table summarizes the composition and amounts of the transactions with the Company’s related parties. The significant components of these amounts are discussed below. These amounts are reflected in revenues and operating expenses in the accompanying consolidated and combined statements of operations for Fiscal Years 2024, 2023 and 2022:

	Year Ended June 30,
	2024	2023	2022
Revenues	$101,835	$105,862	$115,370
Operating expenses (credits):
Revenue sharing expenses	21,567	19,056	17,279
Reimbursement under Arena License Arrangements	(25,107)	(22,279)	(25,827)
Cost reimbursement from MSG Sports	(37,409)	(38,473)	(38,254)
Corporate reimbursement from Sphere Entertainment (after April 20, 2023) and Corporate allocations to Sphere Entertainment (before April 21, 2023)	(108,767)	(151,219)	(161,189)
Other operating expenses, net	(824)	3,949	4,995
Total operating expenses (credits), net (a)	$(150,540)	$(188,966)	$(202,996)
_____________________
(a)    Of the total operating expenses (credits), net, $1,453, $(1,019) and $(9,347) of net expenses (credits) for Fiscal Years 2024, 2023 and 2022, respectively, are included in direct operating expenses in the accompanying consolidated and combined statements of operations, and $(151,993), $(187,947) and $(193,649) for Fiscal Years 2024, 2023 and 2022, respectively, are included as net credits in selling, general and administrative expenses.
Revenues
In Fiscal Year 2024, the Knicks and the Rangers played a total of 105 home games at The Garden and the Company recorded $68,068 of revenues under the Arena License Agreements for Fiscal Year 2024. In addition, for Fiscal Year 2024 the Company recorded revenues under sponsorship sales and service representation agreements with MSG Sports of $19,481, and merchandise sharing revenues with MSG Sports of $7,200. The Company also earned $3,758 of sublease revenue from related parties during Fiscal Year 2024.
In Fiscal Year 2023, the Knicks and the Rangers played a total of 96 home games at The Garden and the Company recorded $68,068 of revenues under the Arena License Agreements. In addition, for Fiscal Year 2023, the Company recorded revenues under sponsorship sales and service representation agreements with MSG Sports of $19,063 and merchandise sharing revenues with MSG

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)
Sports of $5,550. The Company recorded revenues under the Networks Advertising Sales Representation Agreement of $8,802 for Fiscal Year 2023. The Company also earned $2,847 of sublease revenue from related parties during Fiscal Year 2023.
In Fiscal Year 2022, the Knicks and the Rangers played a total of 98 home games at The Garden and the Company recorded $68,072 of revenues under the Arena License Agreements for Fiscal Year 2022. In addition, for Fiscal Year 2022, the Company recorded revenues under sponsorship sales and service representation agreements with MSG Sports of $17,570 and merchandise sharing revenues with MSG Sports of $4,412. The Company recorded revenues under the Networks Advertising Sales Representation Agreement of $20,878 for Fiscal Year 2022. The Company also earned $2,444 of sublease revenue from related parties during Fiscal Year 2022.
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
Corporate reimbursement from Sphere Entertainment (after April 20, 2023) and Corporate allocations to Sphere Entertainment (before April 21, 2023)
As part of the MSGE Distribution, certain corporate and operational support functions were transferred to the Company and therefore, charges were reflected in order to burden all business units comprising Sphere Entertainment’s historical operations. Allocations of corporate overhead and shared services expense to Sphere Entertainment from the Company were recorded for corporate and operational functions based on direct usage when identifiable, with the remainder allocated on a pro rata basis of combined assets, headcount or other measures of the Company or Sphere Entertainment, which is recorded as a reduction of either direct operating expenses or selling, general and administrative expense. The aforementioned allocations for certain support functions that are provided on a centralized basis and not historically recorded at the business unit level by Sphere Entertainment related to departments such as executive management, finance, legal, human resources, government affairs, and information technology, among others. In addition, corporate allocations to Sphere Entertainment include charges to MSG Networks under the MSG Networks Services Agreement prior to the MSGE Distribution.
Other Operating Expenses, net
The Company and its related parties enter into transactions with each other in the ordinary course of business. Amounts charged to the Company for other transactions with its related parties are net of amounts charged by the Company to the Knickerbocker Group, LLC, an entity owned by James L. Dolan, the Executive Chairman, Chief Executive Officer and a director of the Company, for office space and the cost of certain technology services. In addition, other operating expenses primarily include net charges relating to (i) reciprocal aircraft arrangements between the Company and each of Q2C and CFD, (ii) the aircraft arrangements described above (iii) commission under the group ticket sales representation agreement with MSG Sports, and (iv) expenses for advertising and promotional services rendered by MSG Networks. The reciprocal aircraft arrangement between the Company and Q2C and the related aircraft support services arrangement between them was no longer effective as of December 21, 2021.
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
During Fiscal Year 2023, Eden declared and paid dividends to Sphere Entertainment through a reduction of the loan receivable from Sphere Entertainment. During Fiscal Years 2024 and 2023, no interest or principal payments were received by Eden. Instead, the accrued but unpaid interest was added to the outstanding principal amount of the loan. The cash flows related to this loan receivable for periods prior to the MSGE Distribution are reflected as investing activities, as these balances represent amounts loaned by the Company to Sphere Entertainment. The Company recorded related party interest income of $0, $3,177 and $2,117 related to the Eden Loan Agreement in Fiscal Years 2024, 2023 and 2022.
On May 23, 2019, the Company entered into a subordinated credit agreement with TAO Group Sub-Holdings, LLC (“TAOG Sub-Holdings”), which was a subsidiary of Sphere Entertainment (the “TAO Subordinated Credit Agreement”), under which the Company granted TAOG Sub-Holdings a $49,000 subordinated loan. This loan had a maturity date of August 22, 2024. On June 15, 2020, the TAO Subordinated Credit Agreement was amended to provide an additional $22,000 of borrowing capacity and subsequently, the Company provided additional proceeds of $19,000 under the TAO Subordinated Credit Agreement. There were no mandatory repayments of principal until the maturity date. Subject to customary notice and minimum amount conditions, TAOG Sub-Holdings could voluntarily prepay outstanding loans under the TAO Subordinated Credit Agreement at any time, in whole or in part, without premium or penalty. Interest was due monthly in cash or paid-in-kind based on the terms of the TAO Senior Credit Agreement. On June 9, 2022, Sphere Entertainment paid the full outstanding principal amount of this TAO Subordinated Credit Agreement. The cash flows related to this loan receivable are reflected as investing activities, as these balances represent amounts loaned by the Company to Sphere Entertainment. The Company recorded related party interest income of $4,420 related to the TAO Subordinated Credit Agreement during the Fiscal Year 2022.
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
Sphere Entertainment Investment
Prior to the MSGE Distribution, certain significant balances and transactions among the Company and Sphere Entertainment and its subsidiaries, which include allocations of corporate general and administrative expenses, share-based compensation expense and other historical intercompany activities, were recorded as components of Equity (Deficit), except for the transactions noted above related to historically cash-settled loans between the Company and Sphere Entertainment. The changes in Sphere Entertainment Investment also included financing activities for capital transfers, cash sweeps, and other treasury services. As part of this activity, cash balances were swept to Sphere Entertainment regularly as part of the Sphere Entertainment cash management policy.
Note 18. Additional Financial Information
The following table provides a summary of the amounts recorded as cash and cash equivalents, and restricted cash:

	As of June 30,
	2024	2023
Cash and cash equivalents	$33,255	$76,089
Restricted cash	300	8,266
Total cash, cash equivalents and restricted cash	$33,555	$84,355
The Company’s cash equivalents consist of money market accounts and time deposits of $29,501 and $58,132 for Fiscal Years 2024 and 2023, respectively. Cash equivalents are measured at fair value within Level I of the fair value hierarchy on a recurring basis using observable inputs that reflect quoted prices for identical assets in active markets. The Company’s restricted cash includes cash deposited in an escrow account related to general liability insurance obligations.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)
Prepaid expenses and other current assets consisted of the following:

	As of June 30,
	2024	2023
Prepaid revenue sharing expense	$54,326	$42,774
Other prepaid expenses	19,632	15,814
Current contract assets(a)	7,844	11,254
Inventory(b)	3,871	2,557
Other	5,128	5,163
Total prepaid expenses and other current assets	$90,801	$77,562
_________________
(a)     See Note 4. Revenue Recognition for more information on contract assets.
(b)     Inventory is primarily comprised of food and liquor for venues.
Other non-current assets consisted of the following:

	As of June 30,
	2024	2023
Unbilled lease receivable (a)	$98,473	$67,325
Investments (b)	6,320	35,070
Deferred costs	3,649	4,120
Other	1,841	1,841
Total other non-current assets	$110,283	$108,356
_________________
(a)    Unbilled lease receivable relates to the amounts recorded under the Arena License Agreement.
(b)    See Note 7. Investments for more information on long-term investments.
Accounts payable, accrued and other current liabilities consisted of the following:

	As of June 30,
	2024	2023
Accounts payable	$26,594	$15,628
Accrued payroll and employee related liabilities	71,145	64,532
Cash due to promoters	67,697	90,538
Accrued expenses	38,314	44,027
Total accounts payable, accrued and other current liabilities	$203,750	$214,725
Other income (expense), net includes the following:

	Years Ended June 30,
	2024	2023	2022
Gains from shares sold — DraftKings	$1,548	$2,608	$—
(Loss) gain from shares sold - Townsquare	(1,694)	975	—
Net unrealized (loss) gain on equity investments with readily determinable fair value	(1,096)	16,275	(49,842)
Other	(3,430)	(2,469)	809
Total other (expense) income, net	$(4,672)	$17,389	$(49,033)
Concentration of Risk
As of June 30, 2024, the Company had one customer that made up 12% of total accounts receivable, net. During Fiscal Year 2024 the Company had no customers that made up 10% of total revenues.
As of June 30, 2024, approximately 4,700 full-time and part-time employees, who represent approximately 70% of our workforce, were represented by unions. Approximately 9% of such union employees are subject to CBAs that expired as of June 30, 2024 and approximately 12% are subject to CBAs that will expire by June 30, 2025 if they are not extended prior thereto.