Form 10-Q
period 2024-09-30
Madison Square Garden Entertainment Corp.
filed 2024-11-08
CIK 1952073

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
FORM 10-Q
________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Number of shares of common stock outstanding as of October 31, 2024:

Class A Common Stock par value $0.01 per share	—	41,605,791
Class B Common Stock par value $0.01 per share	—	6,866,754

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
MADISON SQUARE GARDEN ENTERTAINMENT CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in thousands, except per share data)

	As of
	September 30,	June 30,
	2024	2024

ASSETS
Current Assets:
Cash, cash equivalents, and restricted cash	$37,613	$33,555
Accounts receivable, net	95,525	77,259
Related party receivables, current	20,768	17,469
Prepaid expenses and other current assets	106,490	90,801
Total current assets	260,396	219,084
Non-Current Assets:
Property and equipment, net	642,338	633,533
Right-of-use lease assets	391,058	388,658
Goodwill	69,041	69,041
Indefinite-lived intangible assets	63,801	63,801
Deferred tax assets, net	81,733	68,307
Other non-current assets	101,960	110,283
Total assets	$1,610,327	$1,552,707
LIABILITIES AND DEFICIT
Current Liabilities:
Accounts payable, accrued and other current liabilities	$159,261	$203,750
Related party payables, current	43,671	42,506
Long-term debt, current	20,313	16,250
Operating lease liabilities, current	27,014	27,736
Deferred revenue	270,955	215,581
Total current liabilities	521,214	505,823
Non-Current Liabilities:
Long-term debt, net of deferred financing costs	646,975	599,248
Operating lease liabilities, non-current	451,071	427,014
Other non-current liabilities	39,765	43,787
Total liabilities	1,659,025	1,575,872
Commitments and contingencies (see Note 8)
Deficit:
Class A Common Stock (a)	460	456
Class B Common Stock (b)	69	69
Additional paid-in-capital	26,909	33,481
Treasury stock at cost (4,365 shares outstanding as of September 30, 2024 and June 30, 2024)	(140,512)	(140,512)
Retained earnings	96,282	115,603
Accumulated other comprehensive loss	(31,906)	(32,262)
Total deficit	(48,698)	(23,165)
Total liabilities and deficit	$1,610,327	$1,552,707
_________________
(a)    Class A Common Stock, $0.01 par value per share, 120,000 shares authorized; 45,958 and 45,556 shares issued as of September 30, 2024 and June 30, 2024, respectively.
(b)    Class B Common Stock, $0.01 par value per share, 30,000 shares authorized; 6,867 shares issued as of September 30, 2024 and June 30, 2024.
See accompanying notes to the unaudited condensed consolidated financial statements.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in thousands, except per share data)

	Three Months Ended
	September 30,
	2024	2023
Revenues (a)
Revenues from entertainment offerings	$115,081	$116,505
Food, beverage, and merchandise revenues	18,975	23,261
Arena license fees and other leasing revenue	4,658	2,446
Total revenues	138,714	142,212
Direct operating expenses (a)
Entertainment offerings, arena license fees, and other leasing direct operating expenses	(86,466)	(90,559)
Food, beverage, and merchandise direct operating expenses	(11,243)	(11,118)
Total direct operating expenses	(97,709)	(101,677)
Selling, general, and administrative expenses (a)	(45,746)	(48,822)
Depreciation and amortization	(13,781)	(13,585)
Restructuring credits (charges)	40	(11,553)
Operating loss	(18,482)	(33,425)
Interest income	372	851
Interest expense	(14,043)	(14,287)
Other expense, net	(769)	(4,469)
Loss from operations before income taxes	(32,922)	(51,330)
Income tax benefit	13,601	659
Net loss	$(19,321)	$(50,671)

Loss per share attributable to MSG Entertainment’s stockholders:
Basic and diluted	$(0.40)	$(1.00)

Weighted-average number of shares of common stock:
Basic and diluted	48,217	50,437
_________________
(a)    See Note 12. Related Party Transactions for further information on related party arrangements.

See accompanying notes to the unaudited condensed consolidated financial statements.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)
(in thousands)

	Three Months Ended
	September 30,
	2024	2023
Net loss	$(19,321)	$(50,671)
Other comprehensive income, before income taxes:
Pension plans and postretirement plans	541	238
Other comprehensive income, before income taxes	541	238
Income tax expense	(185)	(41)
Other comprehensive income, net of income taxes	356	197
Comprehensive loss	$(18,965)	$(50,474)

See accompanying notes to the unaudited condensed consolidated financial statements.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Three Months Ended
	September 30,
	2024	2023
OPERATING ACTIVITIES:
Net loss	$(19,321)	$(50,671)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	13,781	13,585
Share-based compensation expense	6,262	12,965
Deferred income tax benefit	(13,612)	(659)
Amortization of deferred financing costs	852	812
Net unrealized and realized (gains) losses on equity investments with readily determinable fair value	(124)	3,901
Other non-cash adjustments	94	305
Change in assets and liabilities:
Accounts receivable, net	(18,360)	(36,610)
Related party receivables and payables, net	(2,134)	44,654
Prepaid expenses and other current and non-current assets	(6,457)	(10,391)
Accounts payable, accrued and other current, and non-current liabilities	(64,648)	(41,184)
Deferred revenue	55,374	63,172
Operating lease right-of-use assets and lease liabilities	20,934	1,499
Net cash (used in) provided by operating activities	$(27,359)	$1,378
INVESTING ACTIVITIES:
Capital expenditures	(5,905)	(3,334)
Proceeds from sale of investments	55	12,844
Loan to related parties	—	(65,000)
Other investing activities	(840)	—
Net cash used in investing activities	$(6,690)	$(55,490)
FINANCING ACTIVITIES:
Proceeds from revolving credit facility	55,000	73,000
Principal repayment on long-term debt	(4,063)	—
Proceeds from related party loan	—	126
Payments for debt financing costs	—	(633)
Taxes paid in lieu of shares issued for equity-based compensation	(12,830)	(11,834)
Stock repurchases	—	(51,386)
Net cash provided by financing activities	$38,107	$9,273
Net increase (decrease) in cash, cash equivalents, and restricted cash	4,058	(44,839)
Cash, cash equivalents, and restricted cash, beginning of period	33,555	84,355
Cash, cash equivalents, and restricted cash, end of period	$37,613	$39,516
Non-cash investing and financing activities:
Capital expenditures incurred but not yet paid or paid by landlord	$15,379	$1,291
Non-cash stock repurchases in lieu of payment of loan due from related party	$—	$65,512
Non-cash financing lease obligation	$(130)	$—
See accompanying notes to the unaudited condensed consolidated financial statements.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF DEFICIT (Unaudited)
(in thousands)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained earnings (Accumulated deficit)	Accumulated Other Comprehensive Loss	Total Deficit
Balance as of June 30, 2024	$525	$33,481	$(140,512)	$115,603	$(32,262)	$(23,165)
Net loss	—	—	—	(19,321)	—	(19,321)
Other comprehensive income	—	—	—	—	356	356
Comprehensive loss	—	—	—	—	—	(18,965)
Share-based compensation	—	6,262	—	—	—	6,262
Tax withholding associated with shares issued for share-based compensation	4	(12,834)	—	—	—	(12,830)
Balance as of September 30, 2024	$529	$26,909	$(140,512)	$96,282	$(31,906)	$(48,698)

Balance as of June 30, 2023	$519	$17,727	$(25,000)	$(28,697)	$(34,021)	$(69,472)
Net loss	—	—	—	(50,671)	—	(50,671)
Other comprehensive income	—	—	—	—	197	197
Comprehensive loss	—	—	—	—	—	(50,474)
Share-based compensation	—	12,965	—	—	—	12,965
Tax withholding associated with shares issues for share-based compensation	4	(11,838)	—	—	—	(11,834)
Stock repurchases, inclusive of tax	—	(874)	(115,512)	—	—	(116,386)
Balance as of September 30, 2023	$523	$17,980	$(140,512)	$(79,368)	$(33,824)	$(235,201)

See accompanying notes to the unaudited condensed consolidated financial statements.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
All amounts included in the following Notes to Condensed Consolidated Financial Statements (unaudited) are presented in thousands, except per share data or as otherwise noted.
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
MSG Entertainment Distribution
On April 20, 2023, Sphere Entertainment Co. (together with its subsidiaries, as applicable, “Sphere Entertainment”) distributed approximately 67% of the outstanding common stock of the Company to its stockholders (the “Distribution”), with Sphere Entertainment retaining approximately 33% of the outstanding common stock of the Company in the form of Class A common stock, $0.01 par value per share (“Class A Common Stock”) immediately following the Distribution. As a result, the Company became an independent publicly traded company on April 21, 2023. Following the completion of the secondary offering by Sphere Entertainment of the Company’s Class A Common Stock on September 22, 2023, Sphere Entertainment no longer owns any of the Company’s outstanding common stock. See Note 1. Description of Business and Basis of Presentation to the Company’s audited consolidated and combined financial statements and notes thereto as of June 30, 2024 and 2023 and for the three years ended June 30, 2024, 2023 and 2022 (the “Audited Consolidated and Combined Annual Financial Statements”) included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2024 filed with the Securities and Exchange Commission (the “SEC”) on August 16, 2024 (the “2024 Form 10-K”) for more information regarding the Distribution.
Basis of Presentation
The Company reports on a fiscal year basis ending on June 30th (“Fiscal Year”). In these unaudited condensed consolidated financial statements, the years ending and ended on June 30, 2026, June 30, 2025 and 2024, respectively, are referred to as “Fiscal Year 2026,” “Fiscal Year 2025” and “Fiscal Year 2024,” respectively.
The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and Article 10 of Regulation S-X of the SEC, and should be read in conjunction with the Company’s Audited Consolidated and Combined Annual Financial Statements.
In the opinion of the Company, the accompanying financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of September 30, 2024 and its results of operations and cash flows for the three months ended September 30, 2024 and 2023. The condensed consolidated balance sheet as of June 30, 2024 was derived from the Audited Consolidated and Combined Annual Financial Statements but does not contain all of the footnote disclosures from the Audited Consolidated and Combined Annual Financial Statements.
The results of operations for the periods presented are not necessarily indicative of the results that might be expected for future interim periods or for the full year. As a result of the production of the Christmas Spectacular, arena license fees in connection with the use of The Garden by the New York Knicks (the “Knicks”) of the National Basketball Association and the New York Rangers (the “Rangers”) of the National Hockey League, the Company generally earns a disproportionate share of its annual revenues in the second and third quarters of its fiscal year.
Reclassifications
For purposes of comparability, certain prior period amounts have been reclassified to conform to the current year presentation in accordance with GAAP. The accompanying unaudited condensed consolidated financial information for the three months ended September 30, 2023 has been revised to change the presentation of our revenue and direct operating expenses from an aggregated to a disaggregated basis.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note 2. Summary of Significant Accounting Policies
A. Principles of Consolidation
All significant intercompany accounts and balances within the Company’s consolidated businesses have been eliminated.
B. Use of Estimates
The preparation of the accompanying condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenues and expenses. Such estimates include the provision for credit losses, goodwill, intangible assets, other long-lived assets, deferred tax assets, pension and other postretirement benefit obligations and the related net periodic benefit cost, and other liabilities. In addition, estimates are used in revenue recognition, depreciation and amortization, litigation matters and other matters. Management believes its use of estimates in the financial statements to be reasonable.
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
C. Revenue Recognition and Direct Operating Expenses
The following reflects an update to the Company’s comprehensive revenue recognition and direct operating expense accounting policies to align with the disaggregation of revenue and direct operating expenses as presented on the condensed consolidated statements of operations.
The Company generates revenue from the provision of services and sale of tangible products, as well as leasing transactions. Revenues are presented under these three categories in the condensed consolidated statements of operations, as described below.
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

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Contract Balances
Amounts collected in advance of the Company’s satisfaction of its contractual performance obligations are recorded as a contract liability within deferred revenue and are recognized as the Company satisfies the related performance obligations. Amounts collected in advance of events for which the Company is not the promoter or co-promoter do not represent contract liabilities and are recorded within accrued and other current liabilities on the accompanying consolidated balance sheets. Amounts recognized as revenue for which the Company has a right to consideration for goods or services transferred to customers and for which the Company does not have an unconditional right to bill as of the reporting date are recorded as contract assets. Contract assets are transferred to accounts receivable once the Company’s right to consideration becomes unconditional.
Production Costs for the Company’s Original Productions
The Company defers certain costs of productions such as creative design, scenery, wardrobes, rehearsal and other related costs for the Company’s proprietary shows, reported under Prepaid expenses and other current assets and Other non-current assets. Deferred production costs are amortized on a straight-line basis over the course of a production’s performance period using the expected life of a show’s assets and are recorded as a component of Entertainment offerings, arena license fees, and other leasing direct operating expenses on the Company’s condensed consolidated statement of operations. Deferred production costs are subject to recoverability assessments whenever there is an indication of potential impairment.
Revenue Sharing Expenses
Revenue sharing expenses are determined based on contractual agreements between the Company and MSG Sports, primarily related to suite licenses, certain internal signage and in-venue food and beverage sales and are recorded as a component of Entertainment offerings, arena license fees, and other leasing direct operating expenses on the Company’s condensed consolidated statement of operations.
D. Recently Issued and Adopted Accounting Pronouncements
Recently Issued Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, Improvement to Reportable Segment Disclosures. This ASU aims to improve segment disclosures through enhanced disclosures about significant segment expenses. The standard requires disclosure of significant expense categories and amounts for such expenses, including those segment expenses that are regularly provided to the chief operating decision maker, easily computable from information that is regularly provided, or significant expenses that are expressed in a form other than actual amounts. This standard will be effective for the Company as of and for the Fiscal Year ending June 30, 2025 and is required to be applied retrospectively to all prior periods presented in the financial statements. The Company continues to evaluate the impact of the additional disclosure requirements on the Company’s consolidated financial statements.
In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, a final standard on improvements to income tax disclosures which applies to all entities subject to income taxes. The standard requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The standard is intended to benefit investors by providing more detailed income tax disclosures that would be helpful to understand an entity’s exposure to potential changes in jurisdictional tax legislation and the ensuing risks and opportunities, assess income tax information that affects cash flow forecasts and capital allocation decisions, and identify potential opportunities to increase future cash flows. This standard will be effective for the Company in Fiscal Year 2026 and should be applied prospectively. The Company is currently evaluating the impact of the additional disclosure requirements on the Company’s consolidated financial statements.
In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses, requiring additional disclosures about specified categories of expenses included in certain expense captions presented on the face of the income statement. This standard will be effective for the Company as of and for the Fiscal Year ending June 30, 2028, and may be applied either prospectively to financial statements issued for reporting periods after the effective date of this ASU or retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the impact of adopting this guidance on the Company’s consolidated financial statements.
Note 3. Revenue Recognition
Contracts with Customers
All revenue recognized in the condensed consolidated statements of operations is considered to be revenue from contracts with customers in accordance with FASB Accounting Standards Codification (“ASC”) Topic 606, Revenue From Contracts with Customers, except for revenues from the Arena License Agreements, leases and subleases that are accounted for in accordance with

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
ASC Topic 842, Leases.
Disaggregation of Revenue
The following table disaggregates the Company’s revenue by major source based upon the timing of satisfaction of the Company’s performance obligations to the customer for the three months ended September 30, 2024 and 2023:

	Three Months Ended
	September 30,
	2024	2023
Event-related offerings (a)	$89,182	$94,990
Sponsorship, signage, and suite licenses (b)	38,938	39,815
Other (c)	5,936	4,961
Total revenues from contracts with customers	134,056	139,766
Arena license fees and other leasing revenue	4,658	2,446
Total revenues	$138,714	$142,212
_________________
(a)    Event-related offerings revenues are recognized at a point in time.
(b)    See Note 2. Summary of Significant Accounting Policies and Note 4. Revenue Recognition, included in the Company’s Audited Consolidated and Combined Annual Financial Statements for further details on the pattern of recognition of sponsorship, signage, and suite license revenues.
(c)    Primarily consists of (i) revenues from sponsorship sales and representation agreements and (ii) venue tours.
In addition to the disaggregation of the Company’s revenue as disclosed above, the following table disaggregates the Company’s revenues by revenue category, for the three months ended September 30, 2024 and 2023.

	Three Months Ended
	September 30,
	2024	2023
Ticketing and venue license fee revenues (a)	$70,206	$71,729
Sponsorship and signage, suite, and advertising commission revenues	42,890	43,336
Food, beverage, and merchandise revenues	18,975	23,261
Other	1,985	1,440
Total revenues from contracts with customers	134,056	139,766
Arena license fees and other leasing revenue	4,658	2,446
Total revenues	$138,714	$142,212
_________________
(a)    Amounts include ticket sales, including other ticket-related revenue, and venue license fees from the Company’s events such as (i) concerts, (ii) the presentation of the Christmas Spectacular and (iii) other live entertainment and sporting events.
Contract Balances
The following table provides information about the opening and closing contract balances from the Company’s contracts with customers as of September 30, 2024 and June 30, 2024:

	As of
	September 30, 2024	June 30, 2024
Receivables from contracts with customers, net (a)	$100,967	$74,113
Contract assets, current (b)	$7,255	$7,844
Deferred revenue, including non-current portion (c)	$270,955	$215,581
    ________________
(a)    Receivables from contracts with customers, net, which are reported in Accounts receivable, net and Related party receivables, current in the Company’s condensed consolidated balance sheets, represent the Company’s unconditional rights to consideration under its contracts with customers. As of September 30, 2024 and June 30, 2024, the Company’s receivables from contracts with customers above included $5,114 and $2,432, respectively, related to various related parties. See Note 12. Related Party Transactions for further details on related party arrangements.
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
(c)    Deferred revenue primarily relates to the Company’s receipt of consideration from customers in advance of the Company’s transfer of goods or services to the customers. Deferred revenue is reduced and the related revenue is recognized once the underlying goods or services are transferred to a customer. Revenue

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
recognized for the three months ended September 30, 2024 relating to the deferred revenue balance as of June 30, 2024 was $85,476.
Transaction Price Allocated to the Remaining Performance Obligations
As of September 30, 2024, the Company’s remaining performance obligations under contracts were approximately $601,000, of which 57% is expected to be recognized over the next two years and an additional 43% of the balance is expected to be recognized thereafter. This primarily relates to performance obligations under sponsorship and suite license agreements that have original expected durations longer than one year and for which the consideration is not variable. In developing the estimated revenue, the Company applies the allowable practical expedient and does not disclose information about remaining performance obligations that have original expected durations of one year or less.
Note 4. Restructuring Credits (Charges)
During the three months ended September 30, 2024, the Company recorded restructuring credits of $40 related to adjustments for previously accrued termination benefits for certain corporate executives and employees. During the three months ended September 30, 2023, the Company recorded restructuring charges of $11,553, inclusive of $6,788 of share-based compensation expenses, shown in accounts payable, accrued and other current liabilities and additional paid-in-capital on the condensed consolidated balance sheet. Changes to the Company’s restructuring liability through September 30, 2024 were as follows:

Restructuring Liability
June 30, 2024	$7,140
Restructuring credits	(40)
Payments	(3,640)
September 30, 2024	$3,460
Note 5. Investments
As of September 30, 2024, the Company held an investment in Townsquare Media, Inc. (“Townsquare”). The Company also held an investment in DraftKings Inc. (“DraftKings”), which was sold during the first quarter of Fiscal Year 2024:
•    Townsquare is a media, entertainment and digital marketing solutions company that is listed on the New York Stock Exchange (“NYSE”) under the symbol “TSQ.”
•DraftKings is a fantasy sports contest and sports gambling provider that is listed on the Nasdaq Stock Market (“NASDAQ”) under the symbol “DKNG.”
As of September 30, 2024, the Company also held other equity investments held in trust under the Company’s Executive Deferred Compensation Plan. Refer to Note 10. Pension Plans and Other Postretirement Benefit Plans for further details regarding the plan
The fair value of the Company’s investments in Class A common stock of Townsquare and Class A common stock of DraftKings was determined based on quoted market prices in active markets on the NYSE and NASDAQ, respectively, which are classified within Level I of the fair value hierarchy.
The carrying value of the Company’s investments, which is reported under Other non-current assets in the accompanying condensed consolidated balance sheets as of September 30, 2024 and June 30, 2024, is as follows:

	As of
	September 30, 2024	June 30, 2024
Equity investments with readily determinable fair values:
Townsquare Class A common stock	$1,287	$1,438
Other equity investments with readily determinable fair values held in trust under the Company’s Executive Deferred Compensation Plan	5,047	4,226
Equity method investments and equity investments without readily determinable fair values(a)	708	656
Total investments	$7,042	$6,320
_______________
(a)    Inclusive of the Company’s investment in Oak View Group’s Crown Properties Collection, LLC ("CPC").

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table summarizes the realized and unrealized gain (loss) on equity investments with readily determinable fair value, which is reported in Other income (expense), net for the three months ended September 30, 2024 and 2023:

	Three Months Ended
	September 30,
	2024	2023
Unrealized loss — Townsquare	$(101)	$(5,449)
Unrealized gain (loss) — Executive Deferred Compensation Plan	220	(145)
Realized gain from shares sold — DraftKings	—	1,548
Realized gain from shares sold — Townsquare	5	—
Total realized and unrealized gain (loss)	$124	$(4,046)
Supplemental information on realized gain:
Shares of common stock sold — DraftKings	—	425
Cash proceeds from common stock sold — DraftKings	$—	$12,844
Shares of common stock sold — Townsquare	5	—
Cash proceeds from common stock sold — Townsquare	$55	$—
Note 6. Property and Equipment, Net
As of September 30, 2024 and June 30, 2024, property and equipment, net consisted of the following:

	As of
	September 30, 2024	June 30, 2024
Land	$62,768	$62,768
Buildings	1,012,370	1,011,308
Equipment, furniture, and fixtures	350,351	348,075
Leasehold improvements	133,267	133,267
Construction in progress	29,442	10,193
Total Property and equipment	$1,588,198	$1,565,611
Less: accumulated depreciation and amortization	(945,860)	(932,078)
Property and equipment, net	$642,338	$633,533
The Company recorded depreciation expense on property and equipment of $13,781 and $13,585 for the three months ended September 30, 2024 and 2023, respectively, which is recognized in Depreciation and amortization in the condensed consolidated statements of operations.
Note 7. Goodwill and Intangible Assets
As of September 30, 2024 and June 30, 2024, the carrying amount of goodwill was $69,041.
The Company’s indefinite-lived intangible assets as of September 30, 2024 and June 30, 2024 were as follows:

	As of
	September 30, 2024	June 30, 2024
Trademarks	$61,881	$61,881
Photographic related rights	1,920	1,920
Total indefinite-lived intangible assets	$63,801	$63,801
During the first quarter of Fiscal Year 2025, the Company performed its annual qualitative impairment test of goodwill and indefinite-lived intangible assets and determined that there were no impairments of goodwill and indefinite-lived intangibles identified as of the impairment test date.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note 8. Commitments and Contingencies
Commitments
See Note 11. Commitments and Contingencies, included in the Company’s Audited Consolidated and Combined Annual Financial Statements, for details on the Company’s commitments. The Company’s commitments as of June 30, 2024 included a total of $323,178 (primarily related to contractual obligations).
During the three months ended September 30, 2024, the Company did not have any material changes in its non-cancelable contractual obligations (other than activities in the ordinary course of business). See Note 9. Credit Facilities for details of the principal repayments required under the Company’s credit facilities.
Delayed Draw Term Loan Facility
On April 20, 2023, a subsidiary of the Company, MSG Entertainment Holdings, LLC (“MSG Entertainment Holdings”), entered into a delayed draw term loan facility (the “DDTL Facility”) with Sphere Entertainment. Pursuant to the DDTL Facility, MSG Entertainment Holdings committed to lend up to $65,000 in delayed draw term loans to Sphere Entertainment on an unsecured basis until October 20, 2024. See Note 11. Commitments and Contingencies to the Company’s Audited Consolidated and Combined Annual Financial Statements for more information regarding the DDTL Facility. On July 14, 2023, Sphere Entertainment drew down the full amount of $65,000 under the DDTL Facility. On August 9, 2023, Sphere Entertainment repaid the full principal amount of the DDTL Facility and accrued interest and commitment fees by delivering 1,923 shares of the Company’s Class A Common Stock held by Sphere Entertainment, as permitted as payment under the DDTL Facility. Such shares have been classified by the Company pursuant to the Stock Repurchase Program (as defined and further explained in Note 13. Additional Financial Information) as treasury shares and are no longer outstanding on the date of repayment.
Legal Matters
The Company is a defendant in various lawsuits. Although the outcome of these lawsuits cannot be predicted with certainty (including the extent of available insurance, if any), management does not believe that resolution of these lawsuits will have a material adverse effect on the Company.
Note 9. Credit Facilities
See Note 12. Credit Facilities, included in the Company’s Audited Consolidated and Combined Annual Financial Statements for more information regarding the Company’s credit facilities. The following table summarizes the presentation of the outstanding balances under the Company’s credit agreements as of September 30, 2024 and June 30, 2024:

	As of
	September 30, 2024	June 30, 2024
Current Portion
National Properties Term Loan Facility	$20,313	$16,250
Current portion of long-term debt	$20,313	$16,250

	As of
	September 30, 2024			June 30, 2024
	Principal	Unamortized Deferred Financing Costs	Net	Principal	Unamortized Deferred Financing Costs	Net
Non-current Portion
National Properties Term Loan Facility	$601,250	$(8,814)	$592,436	$609,375	$(9,624)	$599,751
National Properties Revolving Credit Facility	55,000	(461)	54,539	—	(503)	(503)
Long-term debt, net of deferred financing costs	$656,250	$(9,275)	$646,975	$609,375	$(10,127)	$599,248

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
National Properties Facilities
General. MSG National Properties, LLC (“MSG National Properties”), MSG Entertainment Holdings and certain subsidiaries of MSG National Properties are party to a credit agreement dated June 30, 2022 (as amended, the “National Properties Credit Agreement”) with JP Morgan Chase Bank, N.A., as administrative agent and the lenders and L/C issuers party thereto, providing for a five-year, $650,000 senior secured term loan facility (the “National Properties Term Loan Facility”) and a five-year, $150,000 revolving credit facility (the “National Properties Revolving Credit Facility” and, together with the National Properties Term Loan Facility, the “National Properties Facilities”). Up to $25,000 of the National Properties Revolving Credit Facility is available for the issuance of letters of credit. As of September 30, 2024, outstanding letters of credit were $18,826 and the remaining balance available under the National Properties Revolving Credit Facility was $76,174.
Interest Rates. Borrowings under the current National Properties Facilities bear interest at a floating rate, which at the option of MSG National Properties may be either (a) a base rate plus an applicable margin ranging from 1.50% to 2.50% per annum, determined based on the total leverage ratio of MSG National Properties and its restricted subsidiaries, or (b) adjusted Term SOFR (i.e., Term SOFR plus 0.10%) plus an applicable margin ranging from 2.50% to 3.50% per annum, determined based on the total leverage ratio of MSG National Properties and its restricted subsidiaries. The National Properties Credit Agreement requires MSG National Properties to pay a commitment fee ranging from 0.30% to 0.50% in respect of the daily unused commitments under the National Properties Revolving Credit Facility. MSG National Properties is also required to pay customary letter of credit fees, as well as fronting fees, to banks that issue letters of credit pursuant to the National Properties Credit Agreement. The interest rate on the National Properties Facilities as of September 30, 2024 was 7.45%.
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
Covenants. The National Properties Credit Agreement includes financial covenants requiring MSG National Properties and its restricted subsidiaries to maintain a specified minimum liquidity level, a specified minimum debt service coverage ratio and specified maximum total leverage ratio. The minimum liquidity level is set at $50,000, and is tested based on the level of average daily liquidity, consisting of cash and cash equivalents and available revolving commitments, over the last month of each quarter over the life of the National Properties Facilities. The debt service coverage ratio covenant began testing in the fiscal quarter ended December 31, 2022, and was set at a ratio of 2:1 before stepping up to 2.5:1 in the fiscal quarter ended September 30, 2024. The leverage ratio covenant began testing in the fiscal quarter ended June 30, 2023. It is tested based on the ratio of MSG National Properties and its restricted subsidiaries’ consolidated total indebtedness to adjusted operating income, with an initial maximum ratio of 6:1, which stepped down to 5.5:1 in the fiscal quarter ended June 30, 2024 and steps down to 4.5:1 in the fiscal quarter ending June 30, 2026. As of September 30, 2024, MSG National Properties and its restricted subsidiaries were in compliance with the covenants of the National Properties Credit Agreement.
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

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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
Interest payments and loan principal repayments made by the Company under the National Properties Credit Agreement were as follows:

	Interest Payments		Principal Repayments
	Three Months Ended		Three Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
National Properties Facilities	$13,277	$13,193	$4,063	$—
The carrying value and fair value of the Company’s debt reported in the accompanying condensed consolidated balance sheets were as follows:

	As of
	September 30, 2024		June 30, 2024
	Carrying Value (a)	Fair Value	Carrying Value (a)	Fair Value
National Properties Facilities	$676,563	$672,630	$625,625	$622,497
________________
(a)    The total carrying value of the Company’s debt as of September 30, 2024 and June 30, 2024 is equal to the current and non-current principal payments for the Company’s credit agreements excluding unamortized deferred financing costs of $9,275 and $10,127, respectively.
The Company’s long-term debt is classified within Level II of the fair value hierarchy as it is valued using quoted indices of similar instruments for which the inputs are readily observable.
Note 10. Pension Plans and Other Postretirement Benefit Plans
See Note 13. Pension Plans and Other Postretirement Benefit Plans, included in the Company’s Audited Consolidated and Combined Annual Financial Statements for more information regarding the Pension Plans, Postretirement Plan, the Madison Square Garden 401(k) Savings Plans, The Madison Square Garden 401(k) Savings Plan (the “401(k) Plan”), the MSG Entertainment Holdings, LLC Excess Savings Plan (together with the 401(k) Plan, the “Savings Plans”), together with the associated excess savings plan, and the Madison Square Garden 401(k) Union Plan (the “Union Savings Plan”).
Defined Benefit Pension Plans and Other Postretirement Benefit Plans
The following table presents components of net periodic benefit cost for the Pension Plans and Postretirement Plan included in the accompanying condensed consolidated statements of operations for the three months ended September 30, 2024 and 2023. Service cost is recognized in direct operating expenses and selling, general and administrative expenses. All other components of net periodic benefit cost are reported in Other expense, net.

	Pension Plans		Postretirement Plan
	Three Months Ended		Three Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Service cost	$18	$17	$5	$6
Interest cost	1,668	1,469	30	24
Expected return on plan assets	(1,292)	(1,091)	—	—
Recognized actuarial loss	446	238	6	—
Net periodic cost	$840	$633	$41	$30

Contributions for Qualified Defined Benefit Pension Plans
During the three months ended September 30, 2024, the Company contributed $3,300 to a non-contributory, qualified cash balance retirement plan covering the Company’s non-union employees.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Defined Contribution Plans
For the three months ended September 30, 2024 and 2023, expenses related to the Savings Plans and Union Savings Plan included in the accompanying condensed consolidated statements of operations are as follows:

	Three Months Ended
	September 30,
	2024	2023
Savings Plans	$2,024	$2,034
Union Savings Plan	$82	$50
Executive Deferred Compensation
See Note 13. Pension Plans and Other Postretirement Benefit Plans, included in the Company’s Audited Consolidated and Combined Annual Financial Statements, for more information regarding the Company’s Executive Deferred Compensation Plan (the “Deferred Compensation Plan”). The Company recorded compensation expense of $220 for the three months ended September 30, 2024 and a compensation cost credit of $145 for the three months ended September 30, 2023, within Selling, general, and administrative expenses to reflect the remeasurement of the Deferred Compensation Plan liability. In addition, the Company recorded a gain of $220 for the three months ended September 30, 2024 and a loss of $145 for the three months ended September 30, 2023, within Other expense, net to reflect remeasurement of the fair value of assets under the Deferred Compensation Plan.
The following table summarizes amounts recognized related to the Deferred Compensation Plan in the condensed consolidated balance sheets:

	As of
	September 30, 2024	June 30, 2024
Deferred Compensation Plan assets (included in Other non-current assets)	$5,047	$4,226
Deferred Compensation Plan liabilities (included in Other non-current liabilities)	$(5,063)	$(4,226)

Note 11. Share-based Compensation
The Company has two share-based compensation plans: the 2023 Employee Stock Plan and the 2023 Stock Plan for Non-Employee Directors. See Note 14. Share Based Compensation, included in the Company’s Audited Consolidated and Combined Annual Financial Statements, for more information on these plans.
Share-based compensation expense for the Company’s restricted stock units (“RSUs”) and performance stock units (“PSUs”) are recognized in the condensed consolidated statements of operations as a component of direct operating expenses or selling, general, and administrative expenses. The following table summarizes the Company’s share-based compensation expense:

	Three Months Ended
	September 30,
	2024	2023
Share-based compensation expense (a)	$6,262	$6,177
Fair value of awards vested (b)	$29,022	$26,400
________________
(a)    The expense shown excludes $6,788 for the three months ended September 30, 2023, which was reclassified to Restructuring charges in the condensed consolidated statements of operations as detailed in Note 4. Restructuring Credits (Charges).
(b)     To fulfill required statutory tax withholding obligations for the applicable income and other employment taxes, RSUs and PSUs with an aggregate value of $12,808 and $11,817 were retained by the Company during the three months ended September 30, 2024 and 2023, respectively.
For the three months ended September 30, 2024 and 2023 all RSUs and stock options were excluded from the anti-dilutive calculation because the Company reported a net loss for the period and, therefore, their impact on reported loss per share would have been antidilutive.
As of September 30, 2024, there was $55,333 of unrecognized compensation cost related to unvested RSUs and PSUs held by the Company’s direct employees. The cost is expected to be recognized over a weighted-average period of approximately 2.5 years.
Award Activity
RSUs
During the three months ended September 30, 2024 and 2023, 433 and 562 RSUs were granted and 416 and 476 RSUs vested,

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
respectively.
PSUs
During the three months ended September 30, 2024 and 2023, 386 and 506 PSUs were granted and 305 and 241 PSUs vested, respectively.
Note 12. Related Party Transactions
As of September 30, 2024, members of the Dolan family, for purposes of Section 13(d) of the Securities Exchange Act of 1934, as amended, and members of the Dolan family including trusts for the benefit of members of the Dolan family (collectively, the “Dolan Family Group”) collectively beneficially owned 100% of the Company’s outstanding Class B Common Stock, $0.01 par value per share (“Class B Common Stock”) and approximately 4.1% of the Company’s outstanding Class A Common Stock (inclusive of options exercisable within 60 days of September 30, 2024). Such shares of Class A Common Stock and Class B Common Stock, collectively, represent approximately 63.6% of the aggregate voting power of the Company’s outstanding common stock. Members of the Dolan Family Group are also the controlling stockholders of Sphere Entertainment, MSG Sports, and AMC Networks Inc.
See Note 17. Related Party Transactions, included in the Company’s Audited Consolidated and Combined Annual Financial Statements for a description of the Company’s current related party arrangements. There have been no material changes in such related party arrangements except as described below.
In the third quarter of Fiscal Year 2024, the Company entered into a commercial agreement with CPC, under which CPC provides sponsorship sales services. The Company recorded commission expense of $494 and $0 for the three months ended September 30, 2024 and 2023, respectively. As of September 30, 2024 and June 30, 2024, prepaid expenses associated with this arrangement were $6,998 and $5,993, respectively, and are reported under Prepaid expenses and other current assets, and Other non-current assets in the accompanying condensed consolidated balance sheets. The Company provided a notice of termination with respect to the commercial agreement on September 20, 2024 and is currently negotiating the related wind down.
From time to time the Company enters into arrangements with 605, LLC (“605”). James L. Dolan, the Company’s Executive Chairman, Chief Executive Officer and a director, and his spouse, Kristin A. Dolan, owned 605 until September 13, 2023. Kristin A. Dolan is also the founder and was the Chief Executive Officer of 605. 605 provides audience measurement and data analytics services to the Company and its subsidiaries in the ordinary course of business. In August 2022, a subsidiary of Sphere Entertainment entered into a three-year agreement with 605, valued at $750, covering several customer analysis projects per year in connection with events held at our venues, which was assigned to the Company in connection with the Distribution. Pursuant to this arrangement, the Company recognized $34 of expense for the three months ended September 30, 2023. On September 13, 2023, 605 was sold to iSpot.tv, and James L. Dolan and Kristin A. Dolan now hold a minority interest in iSpot.tv. As a result, as of September 13, 2023, 605 is no longer considered to be a related party.
Revenues and Operating Expenses
The following table summarizes the composition and amounts of the transactions with the Company’s affiliates. The significant components of these amounts are discussed below. These amounts are reflected in revenues and operating expenses in the accompanying condensed consolidated statements of operations for the three months ended September 30, 2024 and 2023:

	Three Months
	September 30,
	2024	2023
Revenues	$7,883	$5,159
Operating expenses (credits):
Revenue sharing expenses	$1,150	$1,152
Reimbursement under Arena License Arrangements	(73)	(429)
Cost reimbursement from MSG Sports	(8,387)	(9,861)
Cost reimbursement from Sphere Entertainment	(22,993)	(30,336)
Other operating (credits) expenses, net	(1,117)	553
Total operating expenses (credits), net (a)	$(31,420)	$(38,921)
_________________
(a)    Of the total operating expenses (credits), net, $1,294 and $1,310 for the three months ended September 30, 2024 and 2023, respectively, are included in direct operating expenses in the accompanying condensed consolidated statements of operations, and $(32,714) and $(40,231) for the three months ended September 30,

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
2024 and 2023, respectively, are included in selling, general, and administrative expenses.
Revenues
The Company recorded $1,324 of revenues under the Arena License Agreements for the three months ended September 30, 2024. In addition to the Arena License Agreements, during the three months ended September 30, 2024, the Company’s revenues from related parties primarily reflected sponsorship sales and service representation agreements of $2,751, and merchandise sharing revenues of $247, with MSG Sports. The Company also earned sublease revenue from related parties of $3,561 during the three months ended September 30, 2024.
The Company recorded $1,324 of revenues under the Arena License Agreements for the three months ended September 30, 2023. In addition, during the three months ended September 30, 2023, the Company recorded revenues under sponsorship sales and service representation agreements of $2,763, and merchandise sharing revenues of $196, with MSG Sports. The Company also earned sublease revenue from related parties of $759 during the three months ended September 30, 2023.
Note 13. Additional Financial Information
The following table provides a summary of the amounts recorded as cash, cash equivalents, and restricted cash:

	As of
	September 30, 2024	June 30, 2024
Cash and cash equivalents	$37,307	$33,255
Restricted cash	306	300
Total cash, cash equivalents, and restricted cash	$37,613	$33,555
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
Prepaid expenses and other current assets consisted of the following:

	As of
	September 30, 2024	June 30, 2024
Prepaid revenue sharing expense	$66,765	$54,326
Other prepaid expenses	20,189	19,632
Current contract assets	7,255	7,844
Inventory (a)	4,087	3,871
Other	8,194	5,128
Total prepaid expenses and other current assets	$106,490	$90,801
_________________
(a)    Inventory is mostly comprised of food and liquor for the venues.
Other non-current assets consisted of the following:

	As of
	September 30, 2024	June 30, 2024
Unbilled lease receivable (a)	$89,352	$98,473
Investments (b)	7,042	6,320
Deferred costs	3,723	3,649
Other	1,843	1,841
Total other non-current assets	$101,960	$110,283
_________________
(a)    Unbilled lease receivable relates to the amounts recorded under the Arena License Agreement.
(b)     See Note 5. Investments for more information on long-term investments.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Accounts payable, accrued and other current liabilities consisted of the following:

	As of
	September 30, 2024	June 30, 2024
Accounts payable	$21,018	$26,594
Accrued payroll and employee related liabilities	30,579	71,145
Cash due to promoters	65,013	67,697
Accrued expenses	42,651	38,314
Total accounts payable, accrued and other current liabilities	$159,261	$203,750
Other expense, net includes the following:

	Three Months Ended
	September 30,
	2024	2023
Gains from shares sold — DraftKings	$—	$1,548
Gains from shares sold - TSQ	5	—
Net unrealized loss on equity investments with readily determinable fair value	(101)	(5,449)
Other	(673)	(568)
Total other expense, net	$(769)	$(4,469)
Income Taxes
During the three months ended September 30, 2024 and September 30, 2023, the Company made income tax payments of $381 and $0, respectively. Income tax benefit for the three months ended September 30, 2024 of $13,601, reflects an effective tax rate of 41%. The estimated annual effective tax rate exceeds the statutory federal tax rate of 21% primarily due to state taxes and excess tax deficiencies related to share-based compensation. The Company expects to utilize its net operating losses during Fiscal Year 2025 and as such will become a federal taxpayer by the end of Fiscal Year 2025.
Income tax benefit for the three months ended September 30, 2023 of $659, reflects an effective tax rate of 1%. The estimated annual effective tax rate is lower than the statutory federal tax rate of 21% primarily due to a decrease in the valuation allowance, partially offset by state taxes.
Stock Repurchase Program
On March 29, 2023, the Company’s Board of Directors authorized a share repurchase program to repurchase up to $250,000 of the Company’s Class A Common Stock (the “Stock Repurchase Program”). Pursuant to the Stock Repurchase Program, shares of Class A Common Stock may be purchased from time to time in open market or private transactions, block trades or such other manner as the Company may determine in accordance with applicable insider trading and other securities laws and regulations. The timing and amount of purchases will depend on market conditions and other factors. The Company did not repurchase any shares of Class A Common Stock under the plan in the three months ended September 30, 2024. As of September 30, 2024, the Company had approximately $110,000 remaining available for repurchases.
Note 14. Subsequent Events
In October 2024, the Company paid down $30,000 of outstanding principal under the National Properties Revolving Credit Facility. On November 7, 2024 the Company paid down the remaining outstanding principal balance of $25,000 under the National Properties Revolving Credit Facility.

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
•the level of our revenues, which depends in part on the popularity of the Christmas Spectacular Starring the Radio City Rockettes (the “Christmas Spectacular”), the professional sports teams whose games are played at Madison Square Garden (“The Garden”) and other events which are presented in our venues, and our ability to attract such events;
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
•the effect of any postponements or cancellations by third-parties or the Company of scheduled events, whether as a result of a pandemic or other public health emergency due to operational challenges and other health and safety concerns or otherwise;
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
•the tax-free treatment of the Distribution (as defined below);
•our ability to achieve the intended benefits of the Distribution;
•failure of the Company or Sphere Entertainment Co. (together with its subsidiaries, as applicable, “Sphere Entertainment”) to satisfy its obligations under transition services agreements, or other agreements entered into in connection with the Distribution; and
•the additional factors described under “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended June 30, 2024 filed with the Securities and Exchange Commission (the “SEC”) on August 16, 2024 (the “2024 Form 10-K”).
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
Introduction
This MD&A is provided as a supplement to, and should be read in conjunction with, the Company’s unaudited financial statements and accompanying notes thereto included in this Quarterly Report on Form 10-Q, as well as the Company’s audited consolidated and combined financial statements and notes thereto as of June 30, 2024 and 2023 and for the three years ended June 30, 2024, 2023 and 2022 (the “Audited Consolidated and Combined Annual Financial Statements”) included in the 2024 Form 10-K, to help provide an understanding of our financial condition, changes in financial condition and results of operations.
The Company reports on a fiscal year basis ending on June 30th (“Fiscal Year”). In this MD&A, the years ending and ended on June 30, 2025, 2024 and 2023, respectively, are referred to as “Fiscal Year 2025,” “Fiscal Year 2024” and “Fiscal Year 2023,” respectively.
Our MD&A is organized as follows:
Business Overview. This section provides a general description of our business, as well as other matters that we believe are important in understanding our results of operations and financial condition and in anticipating future trends.

Results of Operations. This section provides an analysis of our unaudited results of operations for the three months ended September 30, 2024 and 2023.
Liquidity and Capital Resources. This section provides a discussion of our financial condition and liquidity, an analysis of our cash flows for the three months ended September 30, 2024 and 2023, as well as certain contractual obligations.
Seasonality of Our Business. This section discusses the seasonal performance of our business.
Recently Issued Accounting Pronouncements and Critical Accounting Estimates. This section discusses accounting pronouncements that have been adopted by the Company and recently issued accounting pronouncements not yet adopted by the Company. This section should be read together with our critical accounting estimates, which are discussed in the 2024 Form 10-K under “Management's Discussion and Analysis of Financial Condition and Results of Operations — Recently Issued Accounting Pronouncements and Critical Accounting Estimates — Critical Accounting Estimates” and in the notes to the Audited Consolidated and Combined Annual Financial Statements of the Company included therein.

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
MSG Entertainment Distribution
On April 20, 2023, Sphere Entertainment distributed approximately 67% of the outstanding common stock of the Company to its stockholders (the “Distribution”), with Sphere Entertainment retaining approximately 33% of the outstanding common stock of MSG Entertainment in the form of Class A common stock, $0.01 par value per share (“Class A Common Stock”), immediately following the Distribution (the “Retained Interest”). As a result, the Company became an independent publicly traded company on April 21, 2023. Following the completion of the secondary offering by Sphere Entertainment of the Company’s Class A Common Stock on September 22, 2023, Sphere Entertainment no longer owns any of the Company’s outstanding common stock. See Note 1. Description of Business and Basis of Presentation to the Company’s Audited Consolidated and Combined Annual Financial Statements for more information regarding the Distribution.
Factors Affecting Results of Operations
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

Results of Operations
Total revenue is presented in three categories consisting of (i) Revenues from entertainment offerings, (ii) Food, beverage, and merchandise revenues, and (iii) Arena license fees and other leasing revenues. In addition, total direct operating expenses is presented in two categories consisting of (i) Entertainment offerings and leasing direct operating expenses and (ii) food, beverage, and merchandise direct operating expenses. Prior period financial information has been revised to conform with the current period presentation.
Comparison of the three months ended September 30, 2024 versus the three months ended September 30, 2023.

	Three Months Ended
	September 30,		Change
	2024	2023	Amount	Percentage
Revenues
Revenues from entertainment offerings	$115,081	$116,505	$(1,424)	(1)%
Food, beverage, and merchandise revenues	18,975	23,261	(4,286)	(18)%
Arena license fees and other leasing revenue	4,658	2,446	2,212	90%
Total revenues	138,714	142,212	(3,498)	(2)%
Direct operating expenses
Entertainment offerings, arena license fees, and other leasing direct operating expenses	(86,466)	(90,559)	4,093	5%
Food, beverage, and merchandise direct operating expenses	(11,243)	(11,118)	(125)	(1)%
Total direct operating expenses	(97,709)	(101,677)	3,968	4%
Selling, general, and administrative expenses	(45,746)	(48,822)	3,076	6%
Depreciation and amortization	(13,781)	(13,585)	(196)	(1)%
Restructuring credits (charges)	40	(11,553)	11,593	100%
Operating loss	(18,482)	(33,425)	14,943	45%
Interest income	372	851	(479)	(56)%
Interest expense	(14,043)	(14,287)	244	2%
Other expense, net	(769)	(4,469)	3,700	83%
Loss from operations before income taxes	(32,922)	(51,330)	18,408	36%
Income tax benefit	13,601	659	12,942	NM
Net loss attributable to MSG Entertainment’s stockholders	$(19,321)	$(50,671)	$31,350	62%

________________________________________________________
NM — Absolute percentages greater than 200% and comparisons from positive to negative values or to zero values are considered not meaningful.
Revenues
Revenues for the three months ended September 30, 2024 decreased $3,498 as compared to the prior year period.
Revenues from Entertainment Offerings
For the three months ended September 30, 2024 the decrease in Revenues from entertainment offerings was primarily due to lower event-related revenues of $1,534.
The decrease in event-related revenues reflects (i) lower revenues from concerts of $990, which reflects lower per-concert revenues due to a shift in the mix of the events at The Garden from promoted events to rentals and a decrease in the number of events at the Company’s theaters, partially offset by an increase in the number of concerts at The Garden, and (ii) lower revenues from other live entertainment and sporting events (excluding the Knicks and Rangers) of $543.
Food, Beverage, and Merchandise Revenues
For the three months ended September 30, 2024, the decrease in food, beverage and merchandise revenues was primarily due to lower food and beverage sales at concerts at the Company’s venues, as compared to the prior year period, which was primarily due to lower per-concert food and beverage revenues and, to a lesser extent, the decrease in the number of events at the Company’s theaters, partially offset by the increase in the number of events at the Garden.
Arena License Fees and Other Leasing Revenue
For the three months ended September 30, 2024, the increase in revenues was due to other leasing revenue.
Direct operating expenses
Direct operating expenses for the three months ended September 30, 2024 decreased $3,968 as compared to the prior year period.
Direct Operating Expenses Associated with Entertainment Offerings, Arena License Fees and Other Leasing
For the three months ended September 30, 2024, the decrease in direct operating expenses associated with entertainment offerings, arena license fees, and other leasing primarily reflects lower event-related expenses of $3,488.
The decrease in event-related expenses reflects (i) lower direct operating expenses from concerts of $3,103, primarily due to lower per-concert expenses due to a shift in the mix of events at The Garden from promoted events to rentals, partially offset by an increase in the number of events at The Garden, and (ii) lower direct operating expenses from other live entertainment and sporting events (excluding the Knicks and Rangers) of $385.
Direct Operating Expenses Associated with Food, Beverage, and Merchandise
For the three months ended September 30, 2024, the increase in food, beverage and merchandise direct operating expenses was primarily driven by an increase in food and beverage costs related to concerts held at the Company’s venues partially offset by a decrease in food and beverage costs related to other live entertainment and sporting events held at the Company’s venues.
Selling, general, and administrative expenses
For the three months ended September 30, 2024, selling, general, and administrative expenses decreased $3,076, as compared to the prior year period. The decrease was primarily due to (i) lower professional fees, mainly due to the absence of non-recurring costs incurred and paid by the Company in the prior year period for the sale of the Retained Interest by Sphere Entertainment; (ii) a decrease in employee compensation and benefits; and (iii) lower other costs, partially offset by higher rent expense.
Depreciation and amortization
For the three months ended September 30, 2024, depreciation and amortization increased $196, as compared to the prior year period primarily due to the increase in fixed assets in the first quarter of Fiscal Year 2025.
Restructuring credits (charges)
For the three months ended September 30, 2024, restructuring charges decreased $11,593, as compared to the prior year period, which reflects termination benefits provided in the prior year period due to a workforce reduction of certain executives and employees.
Operating loss
For the three months ended September 30, 2024, operating loss improved by $14,943. The improvement in operating loss for the three months ended September 30, 2024 was primarily due to lower restructuring charges and, to a lesser extent, a decrease in direct operating expenses, and selling, general and administrative expenses, partially offset by a decrease in revenues, as compared to the prior year period.
Interest income
For the three months ended September 30, 2024, interest income decreased $479, as compared to the prior year period primarily due to lower average balances and lower interest rates in the Company’s cash, cash equivalents and restricted cash.
Interest expense
For the three months ended September 30, 2024, interest expense decreased $244, as compared to the prior year period primarily due to lower average borrowings and lower interest rates under the National Properties Facilities (as defined below under Liquidity and Capital Resources).

Other expense, net
For the three months ended September 30, 2024, other expense, net was $769 as compared to $4,469 for the three months ended September 30, 2023, a decrease of $3,700. The change was primarily due to (i) a change in unrealized gains to an unrealized loss of $5,348, net, associated with the investment in Townsquare Media, Inc., offset by (ii) the absence of a $1,548 gain associated with the investment in DraftKings Inc. recognized in the prior year period, and (iii) higher net periodic benefit costs of $207 associated with the Company’s funded and unfunded and qualified and non-qualified defined benefit plans.
Income tax benefit
In general, the Company is required to use an estimated annual effective tax rate to measure the tax benefit or tax expense recognized in an interim period. Income tax benefit for the three months ended September 30, 2024 of $13,601, reflects an effective tax rate of 41%. The estimated annual effective tax rate exceeds the statutory federal tax rate of 21% primarily due to state taxes and excess tax deficiencies related to share-based compensation. The Company expects to utilize its net operating losses during Fiscal Year 2025 and as such will become a federal taxpayer by the end of Fiscal Year 2025.
Income tax benefit for the three months ended September 30, 2023 of $659, reflects an effective tax rate of 1%. The estimated annual effective tax rate is lower than the statutory federal tax rate of 21% primarily due to a decrease in the valuation allowance, partially offset by state taxes.
Adjusted operating income (loss) (“AOI”)
During the third quarter of Fiscal Year 2024, the Company amended the definition of adjusted operating income so that the non-cash portion of operating lease revenue related to the Company’s Arena License Agreements with MSG Sports is no longer excluded in all periods presented.
The Company evaluates its performance based on several factors, of which the key financial measure is adjusted operating income (loss), a non-GAAP financial measure. We define adjusted operating income (loss) as operating income (loss) excluding:
(i) depreciation, amortization and impairments of property and equipment, goodwill and intangible assets,
(ii) share-based compensation expense,
(iii) restructuring charges or credits,
(iv) merger, spin-off, and acquisition-related costs, including merger-related litigation expenses,
(v) gains or losses on sales or dispositions of businesses and associated settlements,
(vi) the impact of purchase accounting adjustments related to business acquisitions,
(vii) amortization for capitalized cloud computing arrangement costs and,
(viii) gains and losses related to the remeasurement of liabilities under the executive deferred compensation plan.
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
The Company believes AOI is an appropriate measure for evaluating the operating performance of the Company on a consolidated basis. AOI and similar measures with similar titles are common performance measures used by investors and analysts to analyze the Company’s performance. The Company uses revenues and AOI measures as the most important indicators of its business performance and evaluates management’s effectiveness with specific reference to these indicators.

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
The following is a reconciliation of operating loss to adjusted operating income (loss) for the three months ended September 30, 2024 as compared to the prior year periods:

	Three Months Ended
	September 30,		Change
	2024	2023	Amount	Percentage
Operating loss	$(18,482)	$(33,425)	$14,943	45%
Share-based compensation (excluding share-based compensation included in restructuring charges)	6,262	6,177	85	1%
Depreciation and amortization	13,781	13,585	196	1%
Restructuring (credits) charges	(40)	11,553	(11,593)	(100)%
Merger, spin-off, and acquisition-related costs (a)	—	2,035	(2,035)	NM
Amortization for capitalized cloud computing arrangement costs	168	—	168	NM
Remeasurement of deferred compensation plan liabilities	220	(145)	365	NM
Adjusted operating income (loss) (b)	$1,909	$(220)	$2,129	NM

________________________________________________________
(a)    This adjustment represents non-recurring costs incurred and paid by the Company for the sale of the Retained Interest by Sphere Entertainment.
(b)     During the third quarter of Fiscal Year 2024, the Company amended the definition of adjusted operating income (loss) so that the non-cash portion of operating lease revenue related to the Company’s Arena License Agreements with MSG Sports is no longer excluded in all periods presented. Pursuant to GAAP, recognition of operating lease revenue is recorded on a straight-line basis over the term of the agreement based upon the value of total future payments under the arrangement. As a result, operating lease revenue is comprised of a contractual cash component plus or minus a non-cash component for each period presented. Adjusted operating income (loss) includes operating lease revenue of (i) $854 and $829 of revenue collected in cash for the three months ended September 30, 2024 and 2023, respectively, and (ii) a non-cash portion of $470 and $495 for the three months ended September 30, 2024 and 2023, respectively.

NM — Absolute percentages greater than 200% and comparisons from positive to negative values or to zero values are considered not meaningful.
Liquidity and Capital Resources
Sources and Uses of Liquidity
Our primary sources of liquidity are cash and cash equivalents, cash flows from our business operations and available borrowing capacity under the National Properties Revolving Credit Facility (as defined below). Our principal uses of cash include working capital-related items (including funding our operations), capital spending, debt service, investments and related loans and advances that we may fund from time to time. We may also use cash to continue to repurchase shares of our Class Common A Stock pursuant to the share repurchase program authorized by our Board of Directors on March 29, 2023, of which there was approximately $110,000 remaining as of September 30, 2024. Our decisions as to the use of our available liquidity will be based upon the ongoing review of the funding needs of the business, the optimal allocation of cash resources, and the timing of cash flow generation. To the extent that we desire to access alternative sources of funding through the capital and credit markets, challenging U.S. and global economic and market conditions could adversely impact our ability to do so at that time.
We regularly monitor and assess our ability to meet our net funding and investing requirements. As of September 30, 2024, the Company’s unrestricted cash and cash equivalents balance was $37,307. The principal balance of the Company’s total debt outstanding as of September 30, 2024 was $676,563 and the Company had $76,174 of available borrowing capacity under the National Properties Revolving Credit Facility. We believe we have sufficient liquidity from cash and cash equivalents, available borrowing capacity under our credit facilities and cash flows from operations to fund our operations and satisfy any obligations for the foreseeable future.
Financing Agreements
See Note 9. Credit Facilities, to the financial statements included in “— Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for discussions of the Company’s debt obligations and financing agreements.

National Properties Facilities
General. MSG National Properties, LLC (“MSG National Properties”), MSG Entertainment Holdings, LLC (“MSG Entertainment Holdings”) and certain subsidiaries of MSG National Properties are party to a credit agreement dated June 30, 2022 (as amended, the “National Properties Credit Agreement”) with JP Morgan Chase Bank, N.A., as administrative agent and the lenders and L/C issuers party thereto, providing for a five-year, $650,000 senior secured term loan facility (the “National Properties Term Loan Facility”) and a five-year, $150,000 revolving credit facility (the “National Properties Revolving Credit Facility” and, together with the National Properties Term Loan Facility, the “National Properties Facilities”). Up to $25,000 of the National Properties Revolving Credit Facility is available for the issuance of letters of credit. As of September 30, 2024, outstanding letters of credit were $18,826 and the remaining balance available under the National Properties Revolving Credit Facility was $76,174.
Interest Rates. Borrowings under the current National Properties Facilities bear interest at a floating rate, which at the option of MSG National Properties may be either (a) a base rate plus an applicable margin ranging from 1.50% to 2.50% per annum, determined based on the total leverage ratio of MSG National Properties and its restricted subsidiaries, or (b) adjusted Term SOFR (i.e., Term SOFR plus 0.10%) plus an applicable margin ranging from 2.50% to 3.50% per annum, determined based on the total leverage ratio of MSG National Properties and its restricted subsidiaries. The National Properties Credit Agreement requires MSG National Properties to pay a commitment fee ranging from 0.30% to 0.50% in respect of the daily unused commitments under the National Properties Revolving Credit Facility. MSG National Properties is also required to pay customary letter of credit fees, as well as fronting fees, to banks that issue letters of credit pursuant to the National Properties Credit Agreement. The interest rate on the National Properties Facilities as of September 30, 2024 was 7.45%.
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
Covenants. The National Properties Credit Agreement includes financial covenants requiring MSG National Properties and its restricted subsidiaries to maintain a specified minimum liquidity level, a specified minimum debt service coverage ratio and specified maximum total leverage ratio. The minimum liquidity level is set at $50,000, and is tested based on the level of average daily liquidity, consisting of cash and cash equivalents and available revolving commitments, over the last month of each quarter over the life of the National Properties Facilities. The debt service coverage ratio covenant began testing in the fiscal quarter ended December 31, 2022, and was set at a ratio of 2:1 before stepping up to 2.5:1 in the fiscal quarter ended September 30, 2024. The leverage ratio covenant began testing in the fiscal quarter ended June 30, 2023. It is tested based on the ratio of MSG National Properties and its restricted subsidiaries’ consolidated total indebtedness to adjusted operating income, with an initial maximum ratio of 6:1, which stepped down to 5.5:1 in the fiscal quarter ended June 30, 2024 and steps down to 4.5:1 in the fiscal quarter ending June 30, 2026. As of September 30, 2024, MSG National Properties and its restricted subsidiaries were in compliance with the covenants of the National Properties Credit Agreement.
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
Contractual Obligations
During the three months ended September 30, 2024, the Company did not have any material changes in its non-cancelable contractual obligations other than the recognition of an additional lease obligation and right-of-use lease asset and activities in the ordinary course of business. See Note 6. Property and Equipment, Net and Note 8. Commitments and Contingencies, to the financial statements included in “— Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for further details on the Company’s contractual obligations.
Cash Flow Discussion
As of September 30, 2024, cash, cash equivalents and restricted cash totaled $37,613, as compared to $33,555 as of June 30, 2024. The following table summarizes the Company’s cash flow activities for the three months ended September 30, 2024 and 2023:

	Three Months Ended
	September 30,
	2024	2023
Net cash (used in) provided by operating activities	$(27,359)	$1,378
Net cash used in investing activities	(6,690)	(55,490)
Net cash provided by financing activities	38,107	9,273
Net increase (decrease) in cash, cash equivalents and restricted cash	$4,058	$(44,839)
Operating Activities
Net cash flows from operating activities for the three months ended September 30, 2024 decreased by $28,737 as compared to the prior year period, primarily due to (i) an increase in Net income adjusted for non-cash items of $7,695, and (ii) a decrease in cash flows from changes in working capital of $36,432. The decrease in cash flows from changes in working capital were driven by negative net cash outflows from related party receivables and payables as compared to net cash inflows in the prior year period; a larger decrease in accounts payable, accrued and other current and non-current liabilities; and a smaller increase in deferred revenue, in each case as compared to the three months ended September 30, 2023.
Investing Activities
Net cash used in investing activities for the three months ended September 30, 2024 decreased by $48,800 to $6,690 as compared to the prior year period primarily due to (i) the absence of a loan to a related party under the DDTL Facility, partially offset by fewer proceeds received from the sale of investments in the current year period as compared to the prior year period.
Financing Activities
Net cash provided by financing activities for the three months ended September 30, 2024 increased by $28,834 to $38,107 as compared to the prior year period primarily due to (i) the absence of stock repurchases in the current year period, partially offset by a decrease in proceeds received from the National Properties Revolving Credit Facility.
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
Recently Issued Accounting Pronouncements and Critical Accounting Estimates
Recently Issued and Adopted Accounting Pronouncements
See Note 2. Summary of Significant Accounting Policies, to the financial statements included in “— Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for discussion of recently issued accounting pronouncements.

Critical Accounting Estimates
There have been no material changes to the Company’s critical accounting estimates from those set forth in 2024 Form 10-K.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There were no material changes to the disclosures regarding market risks in connection with our pension and postretirement plans. See Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of the 2024 Form 10-K.
Potential Interest Rate Risk Exposure
The Company, through its subsidiary, MSG National Properties, is subject to potential interest rate risk exposure related to borrowings incurred under its credit facilities. Changes in interest rates may increase interest expense payments with respect to any borrowings incurred under these credit facilities. The effect of a hypothetical 200 basis point increase in floating interest rate prevailing as of September 30, 2024 and continuing for a full year would increase the Company’s interest expense on the outstanding amounts under the credit facilities by $13,531.
Item 4. Controls and Procedures
Our management, with the participation of our Executive Chairman and Chief Executive Officer and our Executive Vice President and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, our Executive Chairman and Chief Executive Officer and our Executive Vice President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2024.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
The Company is a defendant in various lawsuits. Although the outcome of these lawsuits cannot be predicted with certainty (including the extent of available insurance, if any), management does not believe that resolution of these lawsuits will have a material adverse effect on the Company.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On March 29, 2023, the Company’s Board of Directors authorized a share repurchase program to repurchase up to $250 million of the Company’s Class A Common Stock (the “Stock Repurchase Program”). Pursuant to the Stock Repurchase Program, shares of Class A Common Stock may be purchased from time to time in open market or private transactions, block trades or such other manner as the Company may determine in accordance with applicable insider trading and other securities laws and regulations. The timing and amount of purchases will depend on market conditions and other factors. The Company did not repurchase any shares of Class A Common Stock under the plan in the three months ended September 30, 2024. As of September 30, 2024, the Company had approximately $110 million remaining available for repurchases.
Item 6. Exhibits

(a) Index to Exhibits

EXHIBIT NO.	DESCRIPTION
10.1
Employment Agreement, dated as of June 20, 2024, between Madison Square Garden Entertainment Corp. and James L. Dolan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 21, 2024). †

10.2
Employment Agreement, dated as of July 24, 2024, between Madison Square Garden Entertainment Corp. and Layth Taki (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 25, 2024). †

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
101
The following materials from the Madison Square Garden Entertainment Corp. Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of operations, (iii) condensed consolidated statements of comprehensive loss, (iv) condensed consolidated statements of cash flows, (v) condensed consolidated statements of deficit, and (vi) notes to condensed consolidated financial statements.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 formatted in Inline XBRL and contained in Exhibit 101.
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

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 8th day of November 2024.

Madison Square Garden Entertainment Corp.

By:	/s/ MICHAEL J. GRAU
	Name:	Michael J. Grau
	Title:	Executive Vice President and Chief Financial Officer