Form 10-Q
period 2024-12-31
Madison Square Garden Entertainment Corp.
filed 2025-02-06
CIK 1952073

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
FORM 10-Q
________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2024
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Number of shares of common stock outstanding as of January 31, 2025:

Class A Common Stock par value $0.01 per share	—	40,974,855
Class B Common Stock par value $0.01 per share	—	6,866,754

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in thousands, except per share data)

	As of
	December 31,	June 30,
	2024	2024
ASSETS
Current Assets:
Cash, cash equivalents, and restricted cash	$55,219	$33,555
Accounts receivable, net	93,427	77,259
Related party receivables, current	25,008	17,469
Prepaid expenses and other current assets	96,181	90,801
Total current assets	269,835	219,084
Non-Current Assets:
Property and equipment, net	641,092	633,533
Right-of-use lease assets	382,691	388,658
Goodwill	69,041	69,041
Indefinite-lived intangible assets	63,801	63,801
Deferred tax assets, net	42,909	68,307
Other non-current assets	119,069	110,283
Total assets	$1,588,438	$1,552,707
LIABILITIES AND DEFICIT
Current Liabilities:
Accounts payable, accrued and other current liabilities	$171,776	$203,750
Related party payables, current	54,504	42,506
Long-term debt, current	24,375	16,250
Operating lease liabilities, current	26,741	27,736
Deferred revenue	224,289	215,581
Total current liabilities	501,685	505,823
Non-Current Liabilities:
Long-term debt, net of deferred financing costs	584,701	599,248
Operating lease liabilities, non-current	453,159	427,014
Other non-current liabilities	38,565	43,787
Total liabilities	1,578,110	1,575,872
Commitments and contingencies (see Note 8)
Equity (Deficit):
Class A Common Stock (a)	460	456
Class B Common Stock (b)	69	69
Additional paid-in-capital	34,686	33,481
Treasury stock at cost (5,047 and 4,365 shares outstanding as of December 31, 2024 and June 30, 2024, respectively)	(165,512)	(140,512)
Retained earnings	172,175	115,603
Accumulated other comprehensive loss	(31,550)	(32,262)
Total equity (deficit)	10,328	(23,165)
Total liabilities and equity (deficit)	$1,588,438	$1,552,707
_________________
(a)    Class A Common Stock, $0.01 par value per share, 120,000 shares authorized; 46,007 and 45,556 shares issued as of December 31, 2024 and June 30, 2024, respectively.
(b)    Class B Common Stock, $0.01 par value per share, 30,000 shares authorized; 6,867 shares issued as of December 31, 2024 and June 30, 2024.
See accompanying notes to the unaudited condensed consolidated financial statements.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2024	2023	2024	2023
Revenues (a)
Revenues from entertainment offerings	$318,276	$318,286	$433,357	$434,791
Food, beverage, and merchandise revenues	59,321	58,751	78,296	82,012
Arena license fees and other leasing revenue	29,820	25,629	34,478	28,075
Total revenues	407,417	402,666	546,131	544,878
Direct operating expenses (a)
Entertainment offerings, arena license fees, and other leasing direct operating expenses	(164,294)	(172,012)	(250,760)	(262,571)
Food, beverage, and merchandise direct operating expenses	(32,780)	(30,749)	(44,023)	(41,867)
Total direct operating expenses	(197,074)	(202,761)	(294,783)	(304,438)
Selling, general, and administrative expenses (a)	(57,189)	(48,389)	(102,935)	(97,211)
Depreciation and amortization	(14,183)	(13,205)	(27,964)	(26,789)
Restructuring credits (charges)	30	(888)	70	(12,441)
Operating income	139,001	137,423	120,519	103,999
Interest income	365	1,083	737	1,935
Interest expense	(12,955)	(15,049)	(26,998)	(29,336)
Other (expense) income, net	(1,045)	2,846	(1,814)	(1,625)
Income from operations before income taxes	125,366	126,303	92,444	74,973
Income tax expense	(49,473)	(1,054)	(35,872)	(395)
Net income	$75,893	$125,249	$56,572	$74,578

Earnings per share attributable to MSG Entertainment’s stockholders:
Basic	$1.57	$2.61	$1.17	$1.52
Diluted	$1.56	$2.59	$1.17	$1.52

Weighted-average number of shares of common stock:
Basic	48,336	48,029	48,276	48,955
Diluted	48,611	48,293	48,543	49,168
_________________
(a)    See Note 12. Related Party Transactions for further information on related party arrangements.

See accompanying notes to the unaudited condensed consolidated financial statements.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in thousands)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2024	2023	2024	2023
Net income	$75,893	$125,249	$56,572	$74,578
Other comprehensive income, before income taxes:
Pension plans and postretirement plans	543	662	1,084	899
Other comprehensive income, before income taxes	543	662	1,084	899
Income tax expense	(187)	(117)	(372)	(157)
Other comprehensive income, net of income taxes	356	545	712	742
Comprehensive income	$76,249	$125,794	$57,284	$75,320

See accompanying notes to the unaudited condensed consolidated financial statements.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Six Months Ended
	December 31,
	2024	2023
OPERATING ACTIVITIES:
Net income	$56,572	$74,578
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27,964	26,789
Share-based compensation expense	15,584	20,738
Deferred income tax expense	25,026	394
Amortization of deferred financing costs	1,703	1,663
Related party paid in kind interest	—	(512)
Net unrealized and realized losses on equity investments with readily determinable fair value	38	758
Other non-cash adjustments	730	305
Change in assets and liabilities:
Accounts receivable, net	(16,898)	(38,362)
Related party receivables and payables, net	4,459	33,544
Prepaid expenses and other current and non-current assets	(13,114)	1,479
Accounts payable, accrued and other current, and non-current liabilities	(56,389)	(29,771)
Deferred revenue	8,708	10,494
Operating lease right-of-use assets and lease liabilities	31,116	3,135
Net cash provided by operating activities	$85,499	$105,232
INVESTING ACTIVITIES:
Capital expenditures	$(15,192)	$(11,215)
Proceeds from sale of investments	55	13,484
Loan to related parties	—	(65,000)
Other investing activities	(1,145)	—
Net cash used in investing activities	$(16,282)	$(62,731)
FINANCING ACTIVITIES:
Proceeds from revolving credit facility	$55,000	$73,000
Principal repayment on long-term debt	(63,125)	(98,225)
Repayments on related party loan, net	—	(305)
Payments for debt financing costs	—	(633)
Taxes paid in lieu of shares issued for equity-based compensation	(14,375)	(12,247)
Repurchases of Class A common stock	(25,000)	(50,874)
Other financing activities	(53)	—
Net cash used in financing activities	$(47,553)	$(89,284)
Net increase (decrease) in cash, cash equivalents, and restricted cash	21,664	(46,783)
Cash, cash equivalents, and restricted cash, beginning of period	33,555	84,355
Cash, cash equivalents, and restricted cash, end of period	$55,219	$37,572
Non-cash investing and financing activities:
Capital expenditures incurred but not yet paid or paid by landlord	$22,159	$12,858
Non-cash repurchases of Class A common stock in lieu of payment of loan due from related party	$—	$65,512
Non-cash financing activities	$(148)	$—

See accompanying notes to the unaudited condensed consolidated financial statements.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT) (Unaudited)
(in thousands)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity (Deficit)
Balance as of September 30, 2024	$529	$26,909	$(140,512)	$96,282	$(31,906)	$(48,698)
Net income	—	—	—	75,893	—	75,893
Other comprehensive income	—	—	—	—	356	356
Share-based compensation	—	9,322	—	—	—	9,322
Tax withholding associated with shares issued for share-based compensation	—	(1,545)	—	—	—	(1,545)
Repurchases of Class A common stock, inclusive of tax	—	—	(25,000)	—	—	(25,000)
Balance as of December 31, 2024	$529	$34,686	$(165,512)	$172,175	$(31,550)	$10,328

Balance as of September 30, 2023	$523	$17,980	$(140,512)	$(79,368)	$(33,824)	$(235,201)
Net income	—	—	—	125,249	—	125,249
Other comprehensive income	—	—	—	—	545	545
Share-based compensation	—	7,773	—	—	—	7,773
Tax withholding associated with shares issues for share-based compensation	1	(414)	—	—	—	(413)
Balance as of December 31, 2023	$524	$25,339	$(140,512)	$45,881	$(33,279)	$(102,047)

Balance as of June 30, 2024	$525	$33,481	$(140,512)	$115,603	$(32,262)	$(23,165)
Net income	—	—	—	56,572	—	56,572
Other comprehensive income	—	—	—	—	712	712
Share-based compensation	—	15,584	—	—	—	15,584
Tax withholding associated with shares issued for share-based compensation	4	(14,379)	—	—	—	(14,375)
Repurchases of Class A common stock, inclusive of tax	—	—	(25,000)	—	—	(25,000)
Balance as of December 31, 2024	$529	$34,686	$(165,512)	$172,175	$(31,550)	$10,328

Balance as of June 30, 2023	$519	$17,727	$(25,000)	$(28,697)	$(34,021)	$(69,472)
Net income	—	—	—	74,578	—	74,578
Other comprehensive income	—	—	—	—	742	742
Share-based compensation	—	20,738	—	—	—	20,738
Tax withholding associated with shares issued for share-based compensation	5	(12,252)	—	—	—	(12,247)
Repurchases of Class A common stock, inclusive of tax		(874)	(115,512)		—	(116,386)
Balance as of December 31, 2023	$524	$25,339	$(140,512)	$45,881	$(33,279)	$(102,047)

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
The Company’s portfolio of venues includes: Madison Square Garden (“The Garden”), The Theater at Madison Square Garden, Radio City Music Hall, the Beacon Theatre, and The Chicago Theatre. The Company also owns and produces the original production, the Christmas Spectacular Starring the Radio City Rockettes (the “Christmas Spectacular”). The Company also books other entertainment and sports events, which showcases a broad array of compelling concerts, family shows and special events, as well as a diverse mix of sporting events, for millions of guests annually.
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
In the opinion of the Company, the accompanying financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of December 31, 2024 and its results of operations for the three and six months ended December 31, 2024 and 2023 and cash flows for the six months ended December 31, 2024 and 2023. The condensed consolidated balance sheet as of June 30, 2024 was derived from the Audited Consolidated and Combined Annual Financial Statements but does not contain all of the footnote disclosures from the Audited Consolidated and Combined Annual Financial Statements.
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
Reclassifications
For purposes of comparability, certain prior period amounts have been reclassified to conform to the current year presentation in accordance with GAAP. The accompanying unaudited condensed consolidated financial information for the three and six months ended December 31, 2023 has been revised to change the presentation of the Company’s revenue and direct operating expenses from an aggregated to a disaggregated basis and other related disclosures.

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
•Suite licenses and single night suite rentals
•Advertising commissions and related service fees
•Commissions related to the sale of merchandise for which the Company is not the principal in the underlying transaction
Direct operating expenses related to the provision of services and leasing, presented as “Entertainment offerings, arena license fees, and other leasing direct operating expenses”, primarily include:
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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
D. Recently Issued and Adopted Accounting Pronouncements
Recently Issued Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, Improvement to Reportable Segment Disclosures. This ASU aims to improve segment disclosures through enhanced disclosures about significant segment expenses. The standard requires disclosure of significant expense categories and amounts for such expenses, including those segment expenses that are regularly provided to the chief operating decision maker, easily computable from information that is regularly provided, or significant expenses that are expressed in a form other than actual amounts. This standard will be effective for the Company as of and for Fiscal Year 2025 and is required to be applied retrospectively to all prior periods presented in the financial statements. The Company continues to evaluate the impact of the additional disclosure requirements on the Company’s consolidated financial statements.
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
In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses, as amended by ASU 2025-01, which was issued in January 2025, requiring disclosure, in the notes to financial statements, of specified information about certain costs and expenses at each interim and annual reporting period. This ASU provided an effective date for the standard to be for annual periods beginning with the Company’s Fiscal Year ending June 30, 2028, and interim reporting periods beginning in the Company’s

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Fiscal Year Ending June 30, 2029. Early adoption of Update 2024-03 is permitted. This amended ASU may be applied either prospectively to financial statements issued for reporting periods after the effective date of this ASU or retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the impact of adopting this guidance on the Company’s consolidated financial statements.
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
Disaggregation of Revenue
The following table disaggregates the Company’s revenue by major source based upon the timing of satisfaction of the Company’s performance obligations to the customer for the three and six months ended December 31, 2024 and 2023:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2024	2023	2024	2023
Event-related offerings (a)	$290,294	$297,106	$379,476	$392,096
Sponsorship, signage, and suite licenses (b)	78,387	69,890	117,325	109,705
Other (c)	8,916	10,041	14,852	15,002
Total revenues from contracts with customers	377,597	377,037	511,653	516,803
Arena license fees and other leasing revenue	29,820	25,629	34,478	28,075
Total revenues	$407,417	$402,666	$546,131	$544,878
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
In addition to the disaggregation of the Company’s revenue as disclosed above, the following table disaggregates the Company’s revenues by revenue category, for the three and six months ended December 31, 2024 and 2023.

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2024	2023	2024	2023
Ticketing and venue license fee revenues (a)	$230,974	$238,355	$301,180	$310,084
Sponsorship and signage, suite, and advertising commission revenues	85,692	77,728	128,582	121,064
Food, beverage, and merchandise revenues	59,321	58,751	78,296	82,012
Other	1,610	2,203	3,595	3,643
Total revenues from contracts with customers	377,597	377,037	511,653	516,803
Arena license fees and other leasing revenue	29,820	25,629	34,478	28,075
Total revenues	$407,417	$402,666	$546,131	$544,878
_________________
(a)    Amounts include ticket sales, including other ticket-related revenue, and venue license fees from the Company’s events such as (i) concerts, (ii) the presentation of the Christmas Spectacular and (iii) other live entertainment and sporting events.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Contract Balances
The following table provides information about the opening and closing contract balances from the Company’s contracts with customers as of December 31, 2024 and June 30, 2024:

	As of
	December 31, 2024	June 30, 2024
Receivables from contracts with customers, net (a)	$101,442	$74,113
Contract assets, current (b)	$9,123	$7,844
Deferred revenue, including non-current portion (c)	$224,289	$215,581
    ________________
(a)    Receivables from contracts with customers, net, which are reported in Accounts receivable, net and Related party receivables, current in the Company’s condensed consolidated balance sheets, represent the Company’s unconditional rights to consideration under its contracts with customers. As of December 31, 2024 and June 30, 2024, the Company’s receivables from contracts with customers above included $8,630 and $2,432, respectively, related to various related parties. See Note 12. Related Party Transactions for further details on related party arrangements.
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
(c)    Deferred revenue primarily relates to the Company’s receipt of consideration from customers in advance of the Company’s transfer of goods or services to the customers. Deferred revenue is reduced and the related revenue is recognized once the underlying goods or services are transferred to a customer. Revenue recognized for the three and six months ended December 31, 2024 relating to the Deferred revenue balance as of June 30, 2024 was $155,698 and $241,174, respectively.
Transaction Price Allocated to the Remaining Performance Obligations
As of December 31, 2024, the Company’s remaining performance obligations under contracts were approximately $593,132, of which 49% is expected to be recognized over the next two years and an additional 51% of the balance is expected to be recognized thereafter. This primarily relates to performance obligations under sponsorship and suite license agreements that have original expected durations longer than one year and for which the consideration is not variable. In developing the estimated revenue, the Company applies the allowable practical expedient and does not disclose information about remaining performance obligations that have original expected durations of one year or less.
Note 4. Restructuring Credits (Charges)
During the three and six months ended December 31, 2024, the Company recorded reductions in its restructuring liabilities of $30 and $70, respectively, related to adjustments for previously accrued termination benefits for certain corporate executives and employees, shown in Accounts payable, accrued and other current liabilities on the condensed consolidated balance sheets. During the three and six months ended December 31, 2023, the Company recorded restructuring charges of $888 and $12,441, respectively, inclusive of $0 and $6,788 of share-based compensation expenses, respectively, shown in Accounts payable, accrued and other current liabilities and Additional paid-in-capital on the condensed consolidated balance sheets. Changes to the Company’s restructuring liability through December 31, 2024 were as follows:

Restructuring Liability
June 30, 2024	$7,140
Restructuring credits	(70)
Payments	(7,040)
December 31, 2024	$30
Note 5. Investments
As of December 31, 2024, the Company held an investment in Townsquare Media, Inc. (“Townsquare”). The Company also previously held an investment in DraftKings Inc. (“DraftKings”), which was sold during the first quarter of Fiscal Year 2024:
•    Townsquare is a media, entertainment and digital marketing solutions company that is listed on the New York Stock Exchange (“NYSE”) under the symbol “TSQ.”
•DraftKings is a fantasy sports contest and sports gambling provider that is listed on the Nasdaq Stock Market (“NASDAQ”) under the symbol “DKNG.”

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
As of December 31, 2024, the Company also held other equity investments held in trust under the Company’s Executive Deferred Compensation Plan. Refer to Note 10. Pension Plans and Other Postretirement Benefit Plans for further details regarding the plan.
The fair value of the Company’s equity investments with readily determinable fair value was determined based on quoted market prices in active markets on the NYSE and NASDAQ, respectively, which are classified within Level I of the fair value hierarchy.
The carrying value of the Company’s investments, which is reported under Other non-current assets in the accompanying condensed consolidated balance sheets as of December 31, 2024 and June 30, 2024, is as follows:

	As of
	December 31, 2024	June 30, 2024
Equity investments with readily determinable fair values:
Townsquare Class A common stock	$1,151	$1,438
Other equity investments with readily determinable fair values held in trust under the Company’s Executive Deferred Compensation Plan	4,938	4,226
Equity method investments and equity investments without readily determinable fair values(a)	783	656
Total investments	$6,872	$6,320
_______________
(a)    Inclusive of the Company’s investment in Oak View Group’s Crown Properties Collection, LLC ("CPC").
The following table summarizes the realized and unrealized gain (loss) on equity investments with readily determinable fair value, which is reported in Other (expense) income, net for the three and six months ended December 31, 2024 and 2023:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2024	2023	2024	2023
Unrealized (loss) gain — Townsquare	$(136)	$3,143	$(237)	$(2,306)
Unrealized (loss) gain — Executive Deferred Compensation Plan	(26)	343	194	198
Realized gain from shares sold — DraftKings	—	—	—	1,548
Realized gain from shares sold — Townsquare	—	—	5	—
Total realized and unrealized (loss) gain	$(162)	$3,486	$(38)	$(560)
Supplemental information on realized gain:
Shares of common stock sold — DraftKings	—	—	—	425
Cash proceeds from common stock sold — DraftKings	$—	$—	$—	$12,844
Shares of common stock sold — Townsquare	—	—	5	—
Cash proceeds from common stock sold — Townsquare	$—	$—	$55	$—
Note 6. Property and Equipment, Net
As of December 31, 2024 and June 30, 2024, Property and equipment, net consisted of the following:

	As of
	December 31, 2024	June 30, 2024
Land	$62,768	$62,768
Buildings	1,014,788	1,011,308
Equipment, furniture, and fixtures	356,605	348,075
Leasehold improvements	166,076	133,267
Construction in progress	898	10,193
Total Property and equipment	$1,601,135	$1,565,611
Less: accumulated depreciation and amortization	(960,043)	(932,078)
Property and equipment, net	$641,092	$633,533
The Company recorded depreciation and amortization expense on property and equipment of $14,183 and $27,964 for the three and six months ended December 31, 2024, respectively, and $13,205 and $26,789 for the three and six months ended December 31, 2023, respectively, which is recognized in Depreciation and amortization in the condensed consolidated statements of operations.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note 7. Goodwill and Intangible Assets
As of December 31, 2024 and June 30, 2024, the carrying amount of Goodwill was $69,041 and does not reflect any historical impairment charges.
The Company’s Indefinite-lived intangible assets as of December 31, 2024 and June 30, 2024 were as follows:

	As of
	December 31, 2024	June 30, 2024
Trademarks	$61,881	$61,881
Photographic related rights	1,920	1,920
Total indefinite-lived intangible assets	$63,801	$63,801
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
During the six months ended December 31, 2024, the Company did not have any material changes in its non-cancelable contractual obligations (other than activities in the ordinary course of business). See Note 9. Credit Facilities for details of the principal repayments required under the Company’s credit facilities.
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

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note 9. Credit Facilities
See Note 12. Credit Facilities, included in the Company’s Audited Consolidated and Combined Annual Financial Statements for more information regarding the Company’s credit facilities. The following table summarizes the presentation of the outstanding balances under the Company’s credit agreements as of December 31, 2024 and June 30, 2024:

	As of
	December 31, 2024	June 30, 2024
Current Portion
National Properties Term Loan Facility	$24,375	$16,250
Current portion of long-term debt	$24,375	$16,250

	As of
	December 31, 2024			June 30, 2024
	Principal	Unamortized Deferred Financing Costs	Net	Principal	Unamortized Deferred Financing Costs	Net
Non-current Portion
National Properties Term Loan Facility	$593,125	$(8,005)	$585,120	$609,375	$(9,624)	$599,751
National Properties Revolving Credit Facility	—	(419)	(419)	—	(503)	(503)
Long-term debt, net of deferred financing costs	$593,125	$(8,424)	$584,701	$609,375	$(10,127)	$599,248
National Properties Facilities
General. MSG National Properties, LLC (“MSG National Properties”), MSG Entertainment Holdings and certain subsidiaries of MSG National Properties are party to a credit agreement dated June 30, 2022 (as amended, the “National Properties Credit Agreement”) with JP Morgan Chase Bank, N.A., as administrative agent and the lenders and L/C issuers party thereto, providing for a five-year, $650,000 senior secured term loan facility (the “National Properties Term Loan Facility”) and a five-year, $150,000 revolving credit facility (the “National Properties Revolving Credit Facility” and, together with the National Properties Term Loan Facility, the “National Properties Facilities”). Up to $25,000 of the National Properties Revolving Credit Facility is available for the issuance of letters of credit. As of December 31, 2024, outstanding letters of credit were $18,826 and the remaining balance available under the National Properties Revolving Credit Facility was $131,174.
Interest Rates. Borrowings under the current National Properties Facilities bear interest at a floating rate, which at the option of MSG National Properties may be either (a) a base rate plus an applicable margin ranging from 1.50% to 2.50% per annum, determined based on the total leverage ratio of MSG National Properties and its restricted subsidiaries, or (b) adjusted Term SOFR (i.e., Term SOFR plus 0.10%) plus an applicable margin ranging from 2.50% to 3.50% per annum, determined based on the total leverage ratio of MSG National Properties and its restricted subsidiaries. The National Properties Credit Agreement requires MSG National Properties to pay a commitment fee ranging from 0.30% to 0.50% in respect of the daily unused commitments under the National Properties Revolving Credit Facility. MSG National Properties is also required to pay customary letter of credit fees, as well as fronting fees, to banks that issue letters of credit pursuant to the National Properties Credit Agreement. The interest rate on the National Properties Facilities as of December 31, 2024 was 6.94%.
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

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Covenants. The National Properties Credit Agreement includes financial covenants requiring MSG National Properties and its restricted subsidiaries to maintain a specified minimum liquidity level, a specified minimum debt service coverage ratio and a specified maximum total leverage ratio. The minimum liquidity level is set at $50,000, and is tested based on the level of average daily liquidity, consisting of cash and cash equivalents and available revolving commitments, over the last month of each quarter over the life of the National Properties Facilities. The debt service coverage ratio covenant began testing in the fiscal quarter ended December 31, 2022, and was set at a ratio of 2:1 before stepping up to 2.5:1 in the fiscal quarter ended September 30, 2024. The leverage ratio covenant began testing in the fiscal quarter ended June 30, 2023. It is tested based on the ratio of MSG National Properties and its restricted subsidiaries’ consolidated total indebtedness to adjusted operating income, with an initial maximum ratio of 6:1, which stepped down to 5.5:1 in the fiscal quarter ended June 30, 2024 and steps down to 4.5:1 in the fiscal quarter ending June 30, 2026. As of December 31, 2024, MSG National Properties and its restricted subsidiaries were in compliance with the covenants of the National Properties Credit Agreement.
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
Interest payments and loan principal repayments made by the Company under the National Properties Credit Agreement were as follows:

	Interest Payments		Principal Repayments
	Six Months Ended		Six Months Ended
	December 31,		December 31,
	2024	2023	2024	2023
National Properties Facilities	$25,423	$27,424	$63,125	$98,225
The carrying value and fair value of the Company’s debt reported in the accompanying condensed consolidated balance sheets were as follows:

	As of
	December 31, 2024		June 30, 2024
	Carrying Value (a)	Fair Value	Carrying Value (a)	Fair Value
National Properties Facilities	$617,500	$614,413	$625,625	$622,497
________________
(a)    The total carrying value of the Company’s debt as of December 31, 2024 and June 30, 2024 is equal to the current and non-current principal payments for the Company’s credit agreements excluding unamortized deferred financing costs of $8,424 and $10,127, respectively.
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
Defined Benefit Pension Plans and Other Postretirement Benefit Plans
The following tables present components of net periodic benefit cost for the Pension Plans and Postretirement Plan included in the accompanying condensed consolidated statements of operations for the three and six months ended December 31, 2024 and 2023. Service cost is recognized in direct operating expenses and selling, general and administrative expenses. All other components of net periodic benefit cost are reported in Other expense, net.

	Pension Plans		Postretirement Plan
	Three Months Ended		Three Months Ended
	December 31,		December 31,
	2024	2023	2024	2023
Service cost	$17	$17	$5	$6
Interest cost	1,669	1,469	30	24
Expected return on plan assets	(1,292)	(1,091)	—	—
Recognized actuarial loss	447	662	6	—
Net periodic cost	$841	$1,057	$41	$30

	Pension Plans		Postretirement Plan
	Six Months Ended		Six Months Ended
	December 31,		December 31,
	2024	2023	2024	2023
Service cost	$35	$34	$10	$12
Interest cost	3,337	2,938	60	48
Expected return on plan assets	(2,584)	(2,182)	—	—
Recognized actuarial loss	893	899	12	—
Net periodic cost	$1,681	$1,689	$82	$60
Contributions for Qualified Defined Benefit Pension Plans
During the three and six months ended December 31, 2024, the Company contributed $0 and $3,300, respectively, to a non-contributory, qualified cash balance retirement plan covering the Company’s non-union employees.
Defined Contribution Plans
For the three and six months ended December 31, 2024 and 2023, expenses related to the Savings Plans and Union Savings Plan included in the accompanying condensed consolidated statements of operations are as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2024	2023	2024	2023
Savings Plans	$2,169	$2,265	$4,193	$4,299
Union Savings Plan	$399	$82	$480	$132

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Executive Deferred Compensation
See Note 13. Pension Plans and Other Postretirement Benefit Plans, included in the Company’s Audited Consolidated and Combined Annual Financial Statements, for more information regarding the Company’s Executive Deferred Compensation Plan (the “Deferred Compensation Plan”). The Company recorded compensation income of $26 for the three months ended December 31, 2024 and compensation expense of $194 for the six months ended December 31, 2024 and compensation expense of $343 and $198, respectively, for the three and six months ended December 31, 2023, in each within Selling, general, and administrative expenses to reflect the remeasurement of the Deferred Compensation Plan liability. In addition, the Company recorded a loss of $26 for the three months ended December 31, 2024 and a gain of $194 for the six months ended December 31, 2024 and gains of $343 and $198, respectively, for the three and six months ended December 31, 2023, within Other (expense) income, net to reflect remeasurement of the fair value of assets under the Deferred Compensation Plan.
The following table summarizes amounts recognized related to the Deferred Compensation Plan in the condensed consolidated balance sheets:

	As of
	December 31, 2024	June 30, 2024
Deferred Compensation Plan assets (included in Other non-current assets)	$4,938	$4,226
Deferred Compensation Plan liabilities (included in Other non-current liabilities)	$(4,938)	$(4,226)

Note 11. Share-based Compensation
The Company has two share-based compensation plans: the 2023 Employee Stock Plan and the 2023 Stock Plan for Non-Employee Directors. See Note 14. Share-based Compensation, included in the Company’s Audited Consolidated and Combined Annual Financial Statements, for more information on these plans.
Share-based compensation expense for the Company’s restricted stock units (“RSUs”) and performance stock units (“PSUs”) are recognized in the condensed consolidated statements of operations as a component of direct operating expenses or selling, general, and administrative expenses. The following table summarizes the Company’s share-based compensation expense:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2024	2023	2024	2023
Share-based compensation expense (a)	$9,322	$7,773	$15,584	$13,950
Fair value of awards vested (b)	$6,876	$2,750	$35,898	$29,150
________________
(a)    The expense shown excludes $6,788 for the six months ended December 31, 2023, which was reclassified to Restructuring charges in the condensed consolidated statements of operations as detailed in Note 4. Restructuring Credits (Charges).
(b)     To fulfill required statutory tax withholding obligations for the applicable income and other employment taxes, RSUs and PSUs with an aggregate value of $1,561 and $14,369, and $412 and $12,229, respectively, were retained by the Company during the three and six months ended December 31, 2024 and 2023, respectively.
For the three and six months ended December 31, 2024, weighted-average shares used in the calculation for diluted earnings per share (“EPS”) consisted of 48,611 and 48,543 weighted-average shares of Class A Common Stock, respectively, for basic EPS and the dilutive effect of 275 and 267 shares of Class A Common Stock, respectively, issuable under share-based compensation plans. For the three and six months ended December 31, 2024, weighted-average anti-dilutive shares primarily consisted of approximately 855 and 728 RSUs and stock options, respectively, and were excluded in the calculation of diluted EPS because their effect would have been anti-dilutive.
As of December 31, 2024, there was $46,798 of unrecognized compensation cost related to unvested RSUs and PSUs held by the Company’s direct employees. The cost is expected to be recognized over a weighted-average period of approximately 2.3 years.
Award Activity
RSUs
During the six months ended December 31, 2024 and 2023, 481 and 620 RSUs were granted, respectively, and 509 and 624 RSUs vested, respectively.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
PSUs
During the six months ended December 31, 2024 and 2023, 386 and 506 PSUs were granted, respectively, and 391 and 273 PSUs vested, respectively.
Note 12. Related Party Transactions
As of December 31, 2024, members of the Dolan family, for purposes of Section 13(d) of the Securities Exchange Act of 1934, as amended, and members of the Dolan family including trusts for the benefit of members of the Dolan family (collectively, the “Dolan Family Group”) collectively beneficially owned 100% of the Company’s outstanding Class B Common Stock, $0.01 par value per share (“Class B Common Stock”) and approximately 4.1% of the Company’s outstanding Class A Common Stock (inclusive of options exercisable within 60 days of December 31, 2024). Such shares of Class A Common Stock and Class B Common Stock, collectively, represent approximately 63.9% of the aggregate voting power of the Company’s outstanding common stock. Members of the Dolan Family Group are also the controlling stockholders of Sphere Entertainment, MSG Sports, and AMC Networks Inc.
See Note 17. Related Party Transactions, included in the Company’s Audited Consolidated and Combined Annual Financial Statements for a description of the Company’s current related party arrangements. There have been no material changes in such related party arrangements except as described below.
In the third quarter of Fiscal Year 2024, the Company entered into a commercial agreement with CPC, under which CPC provided sponsorship sales services. The Company recorded commission expense of $1,009 and $1,503, and $0 and $0 for the three and six months ended December 31, 2024 and 2023, respectively. As of December 31, 2024 and June 30, 2024, prepaid expenses associated with this arrangement were $7,312 and $5,993, respectively, and are reported under Prepaid expenses and other current assets, and Other non-current assets in the accompanying condensed consolidated balance sheets. The Company provided a notice of termination with respect to the commercial agreement on September 20, 2024 and has subsequently negotiated a wind down.
From time to time the Company enters into arrangements with 605, LLC (“605”). James L. Dolan, the Company’s Executive Chairman, Chief Executive Officer and a director, and his spouse, Kristin A. Dolan, owned 605 until September 13, 2023. Kristin A. Dolan is also the founder and was the Chief Executive Officer of 605. 605 provides audience measurement and data analytics services to the Company and its subsidiaries in the ordinary course of business. In August 2022, a subsidiary of Sphere Entertainment entered into a three-year agreement with 605, valued at $750, covering several customer analysis projects per year in connection with events held at the Company’s venues, which was assigned to the Company in connection with the Distribution. Pursuant to this arrangement, the Company recognized $0 and $34 of expense for the three and six months ended December 31, 2023, respectively. On September 13, 2023, 605 was sold to iSpot.tv, and James L. Dolan and Kristin A. Dolan now hold a minority interest in iSpot.tv. As a result, as of September 13, 2023, 605 is no longer considered to be a related party.
Revenues and Operating Expenses
The following table summarizes the composition and amounts of the transactions with the Company’s affiliates. The significant components of these amounts are discussed below. These amounts are reflected in revenues and operating expenses in the accompanying condensed consolidated statements of operations for the three and six months ended December 31, 2024 and 2023:

	Three Months		Six Months Ended
	December 31,		December 31,
	2024	2023	2024	2023
Revenues	$38,878	$33,630	$46,761	$38,789
Operating (expenses) credits:
Revenue sharing expenses	$(6,845)	$(6,315)	$(7,995)	$(7,467)
Reimbursement under Arena License Arrangements	1,569	7,878	1,642	8,307
Cost reimbursement from MSG Sports	8,293	9,527	16,680	19,388
Cost reimbursement from Sphere Entertainment	22,993	26,341	45,986	56,677
Other operating credits (expenses), net	4,562	(2,142)	5,679	(2,695)
Total operating (expense) credits, net (a)	$30,572	$35,289	$61,992	$74,210
_________________
(a)    Of the total operating credits (expenses), net, $96 and $(1,148) for the three and six months ended December 31, 2024 and $(1,246) and $(2,556) for the three and six months ended December 31, 2023, respectively, are included in direct operating expenses in the accompanying condensed consolidated statements of operations, and $30,476 and $63,140 for the three and six months ended December 31, 2024 and $36,535 and $76,766 for the three and six months ended December 31, 2023, respectively, are included in selling, general, and administrative expenses.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Revenues
The Company recorded $26,961 and $28,285 of revenues under the Arena License Agreements for the three and six months ended December 31, 2024, respectively. In addition to the Arena License Agreements, during the three and six months ended December 31, 2024, the Company’s revenues from related parties primarily reflected sponsorship sales and service representation agreements of $5,914 and $8,665, respectively, and merchandise sharing revenues of $2,724 and $2,971, respectively, with MSG Sports. The Company also earned sublease revenue from related parties of $3,079 and $6,640 during the three and six months ended December 31, 2024, respectively.
The Company recorded $24,529 and $25,853 of revenues under the Arena License Agreements for the three and six months ended December 31, 2023, respectively. In addition, during the three and six months ended December 31, 2023, the Company recorded revenues under sponsorship sales and service representation agreements of $5,506 and $8,269, and merchandise sharing revenues of $2,102 and $2,298, respectively, with MSG Sports. The Company also earned sublease revenue from related parties of $738 and $1,497 during the three and six months ended December 31, 2023, respectively.
Note 13. Additional Financial Information
The following table provides a summary of the amounts recorded as Cash, cash equivalents, and restricted cash:

	As of
	December 31, 2024	June 30, 2024
Cash and cash equivalents	$54,919	$33,255
Restricted cash	300	300
Total cash, cash equivalents, and restricted cash	$55,219	$33,555
The Company’s Cash, cash equivalents, and restricted cash are classified within Level I of the fair value hierarchy as it is valued using observable inputs that reflect quoted prices for identical assets in active markets. The Company’s restricted cash includes cash deposited in escrow accounts. The Company has deposited cash in an interest-bearing escrow account related to credit support, debt facilities, and general liability insurance obligations.
Prepaid expenses and other current assets consisted of the following:

	As of
	December 31, 2024	June 30, 2024
Prepaid revenue sharing expense	$59,192	$54,326
Other prepaid expenses	20,043	19,632
Current contract assets	9,123	7,844
Inventory (a)	3,031	3,871
Other	4,792	5,128
Total prepaid expenses and other current assets	$96,181	$90,801
_________________
(a)    Inventory is mostly comprised of food and liquor for the venues.
Other non-current assets consisted of the following:

	As of
	December 31, 2024	June 30, 2024
Unbilled lease receivable (a)	$104,030	$98,473
Investments (b)	6,872	6,320
Deferred costs	6,322	3,649
Other	1,845	1,841
Total other non-current assets	$119,069	$110,283
_________________
(a)    Unbilled lease receivable relates to the amounts recorded under the Arena License Agreement.
(b)     See Note 5. Investments for more information on long-term investments.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Accounts payable, accrued and other current liabilities consisted of the following:

	As of
	December 31, 2024	June 30, 2024
Accounts payable	$27,126	$26,594
Accrued payroll and employee related liabilities	44,580	71,145
Cash due to promoters	39,192	67,697
Accrued expenses and other current liabilities	60,878	38,314
Total accounts payable, accrued and other current liabilities	$171,776	$203,750
Other (expense) income, net includes the following:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2024	2023	2024	2023
Gains from shares sold — DraftKings	$—	$—	$—	$1,548
Gains from shares sold - TSQ	—	—	5	—
Net unrealized loss on equity investments with readily determinable fair value	(136)	3,143	(237)	(2,306)
Other	(909)	(297)	(1,582)	(867)
Total other (expense) income, net	$(1,045)	$2,846	$(1,814)	$(1,625)
Income Taxes

During the six months ended December 31, 2024 and December 31, 2023, the Company made income tax payments of $480 and $58, respectively. Income tax expense for the three and six months ended December 31, 2024 of $49,473 and $35,872, respectively, reflects an effective tax rate of 39%. The estimated annual effective tax rate exceeds the statutory federal tax rate of 21% primarily due to state and local taxes and nondeductible officers’ compensation. The Company expects to utilize its net operating losses during Fiscal Year 2025 and as such will become a federal taxpayer.
Income tax expense for the three and six months ended December 31, 2023 of $1,054 and $395, respectively, reflects an effective tax rate of 1%. The estimated annual effective tax rate is lower than the statutory federal tax rate of 21% primarily due to a decrease in the valuation allowance, partially offset by state taxes.
Stock Repurchase Program

On March 29, 2023, the Company’s Board of Directors authorized a share repurchase program to repurchase up to $250,000 of the Company’s Class A Common Stock (the “Stock Repurchase Program”). Pursuant to the Stock Repurchase Program, shares of Class A Common Stock may be purchased from time to time in open market or private transactions, block trades or such other manner as the Company may determine in accordance with applicable insider trading and other securities laws and regulations. The timing and amount of purchases will depend on market conditions and other factors. For the three and six months ended December 31, 2024, the Company repurchased 682 shares of Class A Common Stock for approximately $25,000. As of December 31, 2024, the Company had approximately $85,000 remaining available for repurchases.

Concentration of Risk

Accounts receivable, net on the accompanying consolidated balance sheets as of December 31, 2024 and June 30, 2024 included amounts due from the following individual customers, which accounted for the noted percentages of the gross balance:

	As of
	December 31, 2024	June 30, 2024
Customer A	13%	N/A
Customer B	11%	N/A
Customer C	N/A	12%
For the six months ended December 31, 2024, the Company had no customers that made up 10% of total revenues.

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
•the impact of governmental regulations or laws, including potential legislation related to ticketing, changes in how those regulations and laws are interpreted, as well as the continued benefit of certain tax exemptions and the ability to maintain necessary permits or licenses;
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
•failure of the Company or Sphere Entertainment Co. (together with its subsidiaries, as applicable, “Sphere Entertainment”) to satisfy its obligations under transition services agreements, or other agreements entered into in connection with the Distribution; and
•the additional factors described under “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended June 30, 2024 filed with the Securities and Exchange Commission on August 16, 2024 (the “2024 Form 10-K”).
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
The Company reports on a fiscal year basis ending on June 30th (“Fiscal Year”). In this MD&A, the years ending and ended on June 30, 2025 and 2024, respectively, are referred to as “Fiscal Year 2025” and “Fiscal Year 2024,” respectively.

Our MD&A is organized as follows:
Business Overview. This section provides a general description of our business, as well as other matters that we believe are important in understanding our results of operations and financial condition and in anticipating future trends.
Results of Operations. This section provides an analysis of our unaudited results of operations for the three and six months ended December 31, 2024 and 2023.
Liquidity and Capital Resources. This section provides a discussion of our financial condition and liquidity, an analysis of our cash flows for the six months ended December 31, 2024 and 2023, as well as certain contractual obligations.
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
MSG Entertainment Distribution
On April 20, 2023, Sphere Entertainment distributed approximately 67% of the outstanding common stock of the Company to its stockholders (the “Distribution”), with Sphere Entertainment retaining approximately 33% of the outstanding common stock of MSG Entertainment in the form of Class A common stock, $0.01 par value per share (“Class A Common Stock”), immediately following the Distribution. As a result, the Company became an independent publicly traded company on April 21, 2023. Following the completion of the secondary offering by Sphere Entertainment of the Company’s Class A Common Stock on September 22, 2023, Sphere Entertainment no longer owns any of the Company’s outstanding common stock. See Note 1. Description of Business and Basis of Presentation to the Company’s Audited Consolidated and Combined Annual Financial Statements for more information regarding the Distribution.
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
Results of Operations
Total revenue is presented in three categories consisting of (i) Revenues from entertainment offerings, (ii) Food, beverage, and merchandise revenues, and (iii) Arena license fees and other leasing revenues. In addition, total direct operating expenses is presented in two categories consisting of (i) Entertainment offerings, arena license fees and other leasing direct operating expenses and (ii) Food, beverage, and merchandise direct operating expenses. Prior period financial information has been revised to conform with the current period presentation.
Comparison of the three and six months ended December 31, 2024 versus the three and six months ended December 31, 2023.

	Three Months Ended
	December 31,		Change
	2024	2023	Amount	Percentage
Revenues
Revenues from entertainment offerings	$318,276	$318,286	$(10)	—%
Food, beverage, and merchandise revenues	59,321	58,751	570	1%
Arena license fees and other leasing revenue	29,820	25,629	4,191	16%
Total revenues	407,417	402,666	4,751	1%
Direct operating expenses
Entertainment offerings, arena license fees, and other leasing direct operating expenses	(164,294)	(172,012)	7,718	4%
Food, beverage, and merchandise direct operating expenses	(32,780)	(30,749)	(2,031)	(7)%
Total direct operating expenses	(197,074)	(202,761)	5,687	3%
Selling, general, and administrative expenses	(57,189)	(48,389)	(8,800)	(18)%
Depreciation and amortization	(14,183)	(13,205)	(978)	(7)%
Restructuring credits (charges)	30	(888)	918	NM
Operating income	139,001	137,423	1,578	1%
Interest income	365	1,083	(718)	(66)%
Interest expense	(12,955)	(15,049)	2,094	14%
Other (expense) income, net	(1,045)	2,846	(3,891)	NM
Income from operations before income taxes	125,366	126,303	(937)	(1)%
Income tax expense	(49,473)	(1,054)	(48,419)	NM
Net income	$75,893	$125,249	$(49,356)	(39)%

	Six Months Ended
	December 31,		Change
	2024	2023	Amount	Percentage
Revenues
Revenues from entertainment offerings	$433,357	$434,791	$(1,434)	—%
Food, beverage, and merchandise revenues	78,296	82,012	(3,716)	(5)%
Arena license fees and other leasing revenue	34,478	28,075	6,403	23%
Total revenues	546,131	544,878	1,253	—%
Direct operating expenses
Entertainment offerings, arena license fees, and other leasing direct operating expenses	(250,760)	(262,571)	11,811	4%
Food, beverage, and merchandise direct operating expenses	(44,023)	(41,867)	(2,156)	(5)%
Total direct operating expenses	(294,783)	(304,438)	9,655	3%
Selling, general, and administrative expenses	(102,935)	(97,211)	(5,724)	(6)%
Depreciation and amortization	(27,964)	(26,789)	(1,175)	(4)%
Restructuring credits (charges)	70	(12,441)	12,511	NM
Operating income	120,519	103,999	16,520	16%
Interest income	737	1,935	(1,198)	(62)%
Interest expense	(26,998)	(29,336)	2,338	8%
Other expense, net	(1,814)	(1,625)	(189)	(12)%
Income from operations before income taxes	92,444	74,973	17,471	23%
Income tax expense	(35,872)	(395)	(35,477)	NM
Net income	$56,572	$74,578	$(18,006)	(24)%

________________________________________________________
NM — Absolute percentages greater than 200% and comparisons from positive to negative values or to zero values are considered not meaningful.
Revenues
Revenues for the three and six months ended December 31, 2024 increased $4,751 and $1,253, respectively, as compared to the prior year period.
Revenues from Entertainment Offerings
For the three months ended December 31, 2024 the decrease in Revenues from entertainment offerings was primarily due to lower event-related revenues of $22,521 largely offset by (i) higher revenues from the presentation of the Christmas Spectacular production of $15,140, and (ii) higher revenues subject to the sharing of economics with MSG Sports pursuant to the Arena License Agreements of $7,706.
The decrease in event-related revenues was due to (i) lower revenues from concerts of $17,599, which reflects lower per-concert revenues primarily due to a shift in the mix of the events at The Garden from promoted events to rentals and a decrease in the number of events at The Garden, and (ii) lower revenues from other live entertainment and sporting events (excluding the Knicks and Rangers) of $4,922, which was primarily due to lower per-show revenues from other live entertainment events, partially offset by an increase in the number of other live entertainment events and higher per-show revenue for sporting events.
The increase in revenues from the presentation of the Christmas Spectacular production was primarily due to an increase in ticket-related revenue, which reflected higher per-show revenue and, to a lesser extent, two additional performances as compared to the prior year period. The increase in per-show revenue was primarily due to higher average ticket yield and, to a lesser extent, higher average per-show attendance as compared to the prior year period. The Company had 200 Christmas Spectacular performances during this year’s holiday season, of which 185 took place in the fiscal 2025 second quarter, as compared to 193 performances in the prior year’s holiday season, of which 183 took place in the fiscal 2024 second quarter. For this year’s holiday season, approximately 1.1 million tickets were sold, as compared to more than 1.0 million tickets sold in the prior year.

For the three months ended December 31, 2024, the increase in revenues subject to the sharing of economics with MSG Sports pursuant to the Arena License agreements was primarily due to higher suite license fee revenues.
For the six months ended December 31, 2024, the decrease in Revenues from entertainment offerings was primarily due to lower event-related revenues of $24,055 which was partially offset by higher revenue from the presentation of the Christmas Spectacular production of $15,151 and higher revenues subject to the sharing of economics with MSG Sports pursuant to the Arena License Agreements of $7,179.
The decrease in event-related revenues reflects (i) lower revenues from concerts of $18,590, which reflects lower per-concert revenues due to a shift in the mix of the events at The Garden from promoted events to rentals and a decrease in the number of events at The Garden, and (ii) lower revenues from other live entertainment and sporting events (excluding the Knicks and Rangers) of $5,465 which was primarily due to lower per-show revenues from other live entertainment events, partially offset by an increase in the number of other live entertainment events and higher per-show revenue for sporting events.
Food, Beverage, and Merchandise Revenues
For the three months ended December 31, 2024, the increase in Food, beverage, and merchandise revenues was primarily due to (i) higher food and beverage sales at Knicks and Rangers games, (ii) higher food, beverage and merchandise sales related to the Christmas Spectacular production and (iii) other revenue increases, all as compared to the prior year quarter partially offset by (iv) lower food and beverage sales at concerts at the Company’s venues.
The increase in food and beverage sales at Knicks and Rangers games was due to the impact of three more Knicks and Rangers games played at The Garden and, to a lesser extent, higher average per-game revenues in the current year quarter.
The increase in food, beverage and merchandise sales related to the Christmas Spectacular production was due to higher average per-show revenues and, to a lesser extent, the impact of two additional shows, both as compared to the prior year quarter.
The decrease in food and beverage sales at concerts was due to fewer concerts at The Garden and, to a lesser extent, lower per-concert revenues, both as compared to the prior year quarter.
For the six months ended December 31, 2024, the decrease in food, beverage and merchandise revenues was primarily due to (i) lower food and beverage sales at concerts at the Company’s venues as compared to the prior year period partially offset by (ii) higher food and beverage sales at Knicks and Rangers games, and (iii) higher food, beverage and merchandise sales related to the Christmas Spectacular production.
The decrease in food and beverage sales at concerts was due to fewer concerts at The Garden and, to a lesser extent, lower per-concert revenues, both as compared to the prior year period.
The increase in food and beverage sales at Knicks and Rangers games was due to the impact of three more Knicks and Rangers games played at The Garden and, to a lesser extent, higher average per-game revenues in the current year period.
The increase in food, beverage and merchandise sales related to the Christmas Spectacular production was due to higher average per-show revenues and, to a lesser extent, the impact of two additional shows, both as compared to the prior year period.
Arena License Fees and Other Leasing Revenue
For the three months ended December 31, 2024, the increase in revenues was due to higher arena license fees from MSG Sports pursuant to the Arena License Agreements due to three more Knicks and Rangers games played at The Garden in the current year period, and an increase in other leasing revenue.
For the six months ended December 31, 2024, the increase in revenues was primarily due to other leasing revenue and, to a lesser extent, higher arena license fees from MSG Sports pursuant to the Arena License Agreements due to three more Knicks and Rangers games played at The Garden in the current year period.
In the three and six months ended December 31, 2024, the Knicks and Rangers played a combined 35 and 37 pre/regular season games at The Garden, respectively, as compared to 32 and 34 combined pre/regular season games, respectively, in the prior year periods.

Direct operating expenses
Direct operating expenses for the three and six months ended December 31, 2024 decreased $5,687 and $9,655, respectively as compared to the prior year period.
Direct Operating Expenses Associated with Entertainment Offerings, Arena License Fees and Other Leasing

For the three months ended December 31, 2024, the decrease in direct operating expenses associated with entertainment offerings, arena license fees, and other leasing primarily reflects lower event-related expenses of $13,656, partially offset by an increase in direct operating expenses subject to the sharing of economics with MSG Sports pursuant to the Arena License Agreements of $6,560.
The decrease in event-related expenses reflects lower direct operating expenses from concerts of $14,738, primarily due to lower per-concert expenses due to a shift in the mix of events at The Garden from promoted events to rentals, and to a lesser extent, a decrease in the number of events at The Garden, partially offset by higher direct operating expenses from other live entertainment and sporting events (excluding the Knicks and Rangers) of $1,082.
The increase in direct operating expenses subject to the sharing of economics with MSG Sports pursuant to the Arena License Agreements primarily reflects direct operating expenses incurred as a result of the increase in suite license fee revenues.
For the six months ended December 31, 2024, the decrease in direct operating expenses associated with entertainment offerings, arena license fees, and other leasing primarily reflects lower event-related expenses of $17,139, partially offset by an increase in direct operating expenses subject to the sharing of economics with MSG Sports pursuant to the Arena License Agreements of $5,975.
The decrease in event-related expenses reflects (i) lower direct operating expenses from concerts of $17,837, primarily due to lower per-concert expenses due to a shift in the mix of events at The Garden from promoted events to rentals, and (ii) higher direct operating expenses from other live entertainment and sporting events (excluding the Knicks and Rangers) of $698.
Direct Operating Expenses Associated with Food, Beverage, and Merchandise
For the three months ended December 31, 2024, the increase in food, beverage and merchandise direct operating expenses was primarily driven by an increase in food and beverage costs related to Knicks and Rangers games at The Garden, higher food, beverage and merchandise costs related to the Christmas Spectacular production and other cost increases, partially offset by a decrease in food and beverage costs related to concerts, primarily at The Garden.
For the six months ended December 31, 2024, the increase in food, beverage and merchandise direct operating expenses was primarily driven by higher food, beverage and merchandise costs related to Knicks and Rangers games at The Garden and the Christmas Spectacular production, which was partially offset by a decrease in food and beverage costs related to fewer concerts at The Garden.
Selling, general, and administrative expenses
For the three and six months ended December 31, 2024, selling, general, and administrative expenses increased $8,800 and $5,724, respectively, as compared to the prior year period.
For the three months ended December 31, 2024, the increase was primarily due to (i) an increase in employee compensation and benefits, including, executive management transition costs of $4,544 recognized in the current year period, and (ii) higher rent expense.
For the six months ended December 31, 2024, the increase was primarily due to (i) higher rent expense, and (ii) an increase in employee compensation and benefits, including executive management transition costs of $4,544 recognized in the current year period partially offset by (iii) a decrease in professional fees.
Depreciation and amortization
For the three and six months ended December 31, 2024, depreciation and amortization increased $978 and $1,175, respectively, as compared to the prior year period primarily due to the increase in fixed assets in the second quarter of Fiscal Year 2025.
Restructuring credits (charges)
For the three and six months ended December 31, 2024, restructuring charges decreased $918 and $12,511, respectively, as compared to the prior year period, which reflects termination benefits provided in the prior year period due to a workforce reduction of certain executives and employees.

Operating income
For the three and six months ended December 31, 2024, operating income increased by $1,578 and $16,520, respectively. The increase in operating income for the three months ended December 31, 2024 was primarily due to a decrease in direct operating expenses and an increase in revenues, partially offset by higher selling, general and administrative expenses. The increase in operating income for the six months ended December 31, 2024 was primarily due to lower restructuring charges and, to a lesser extent, a decrease in direct operating expenses, and partially offset by an increase in selling, general and administrative expenses.
Interest income
For the three and six months ended December 31, 2024, interest income decreased $718 and $1,198, respectively, as compared to the prior year period primarily due to lower average balances and lower interest rates in the Company’s cash, cash equivalents and restricted cash.
Interest expense
For the three and six months ended December 31, 2024, interest expense decreased $2,094 and $2,338, respectively, as compared to the prior year period primarily due to lower average borrowings and lower interest rates under the National Properties Facilities (as defined below under Liquidity and Capital Resources).
Other (expense) income, net
For the three and six months ended December 31, 2024, Other (expense) income, net increased $3,891 and $189, respectively, as compared to the prior year period. The changes were primarily due to (i) a change in unrealized gains to an unrealized loss of $3,279, net, associated with the investment in Townsquare Media, Inc., and (ii) higher net periodic benefit costs of $216 associated with the Company’s funded and unfunded and qualified and non-qualified defined benefit plans.
Income tax expense

In general, the Company is required to use an estimated annual effective tax rate to measure the tax benefit or tax expense recognized in an interim period. The estimated annual effective tax rate is revised on a quarterly basis.

Income tax expense for the three and six months ended December 31, 2024 of $49,473 and $35,872, respectively, reflects an effective tax rate of 39%. The estimated annual effective tax rate exceeds the statutory federal tax rate of 21% primarily due to state and local taxes and nondeductible officers’ compensation. The Company expects to utilize its net operating losses during Fiscal Year 2025 and as such will become a federal taxpayer.
Income tax expense for the three and six months ended December 31, 2023 of $1,054 and $395, respectively, reflects an effective tax rate of 1%. The estimated annual effective tax rate is lower than the statutory federal tax rate of 21% primarily due to the offset of the valuation allowance, partially offset by state and local taxes.
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
The Company believes that the exclusion of share-based compensation expense or benefit allows investors to better track the performance of the Company’s business without regard to the settlement of an obligation that is not expected to be made in cash. The Company eliminates merger, spin-off, and acquisition-related transaction costs, when applicable, because the Company does not consider such costs to be indicative of the ongoing operating performance of the Company as they result from an event that is of a non-recurring nature, thereby enhancing comparability. In addition, management believes that the exclusion of gains and losses related to the remeasurement of liabilities under the executive deferred compensation plan, provides investors with a clearer picture of the Company’s operating performance given that, in accordance with GAAP, gains and losses related to the remeasurement of liabilities under the executive deferred compensation plan are recognized in Operating income whereas gains and losses related to the remeasurement of the assets under the executive deferred compensation plan, which are equal to and therefore fully offset the gains and losses related to the remeasurement of liabilities, are recognized in Other (expense) income, net, which is not reflected in Operating income.
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
The following is a reconciliation of operating income to adjusted operating income for the three and six months ended December 31, 2024 as compared to the prior year periods:

	Three Months Ended
	December 31,		Change
	2024	2023	Amount	Percentage
Operating income	$139,001	$137,423	$1,578	1%
Share-based compensation (excluding share-based compensation included in restructuring charges)	9,322	7,773	1,549	20%
Depreciation and amortization	14,183	13,205	978	7%
Restructuring (credits) charges	(30)	888	(918)	NM
Merger, spin-off, and acquisition-related costs (a)	1,361	—	1,361	NM
Amortization for capitalized cloud computing arrangement costs	201	448	(247)	(55)%
Remeasurement of deferred compensation plan liabilities	(26)	343	(369)	NM
Adjusted operating income (b)	$164,012	$160,080	$3,932	2%

	Six Months Ended
	December 31,		Change
	2024	2023	Amount	Percentage
Operating income	$120,519	$103,999	$16,520	16%
Share-based compensation (excluding share-based compensation included in restructuring charges)	15,584	13,950	1,634	12%
Depreciation and amortization	27,964	26,790	1,174	4%
Restructuring (credits) charges	(70)	12,441	(12,511)	NM
Merger, spin-off, and acquisition-related costs (a)	1,361	2,035	(674)	(33)%
Amortization for capitalized cloud computing arrangement costs	369	448	(79)	(18)%
Remeasurement of deferred compensation plan liabilities	194	198	(4)	(2)%
Adjusted operating income (b)	$165,921	$159,861	$6,060	4%
________________________________________________________
(a)    This adjustment represents non-recurring transaction costs incurred by the Company.
(b)    During the third quarter of Fiscal Year 2024, the Company amended the definition of adjusted operating income (loss) so that the non-cash portion of operating lease revenue related to the Company’s Arena License Agreements with MSG Sports is no longer excluded in all periods presented. Pursuant to GAAP, recognition of operating lease revenue is recorded on a straight-line basis over the term of the agreement based upon the value of total future payments under the arrangement. As a result, operating lease revenue is comprised of a contractual cash component plus or minus a non-cash component for each period presented. Adjusted operating income (loss) includes operating lease revenue of (i) $17,447 and $18,301 of revenue collected in cash for the three and six months ended December 31, 2024, respectively, and $15,409 and $16,238 for the three and six months ended December 31, 2023, respectively, and (ii) a non-cash portion of $9,514 and $9,984 for the three and six months ended December 31, 2024 and , respectively, and $9,120 and $9,615 for the three and six months ended December 31, 2023, respectively.
NM — Absolute percentages greater than 200% and comparisons from positive to negative values or to zero values are considered not meaningful.
Liquidity and Capital Resources
Sources and Uses of Liquidity
Our primary sources of liquidity are cash and cash equivalents, cash flows from our business operations and available borrowing capacity under the National Properties Revolving Credit Facility (as defined below). Our principal uses of cash include working capital-related items (including funding our operations), capital spending, debt service, investments and related loans and advances that we may fund from time to time. We may also use cash to continue to repurchase shares of our Class Common A Stock pursuant to the share repurchase program authorized by our Board of Directors on March 29, 2023, of which there was approximately $85,000 remaining as of December 31, 2024. Our decisions as to the use of our available liquidity will be based upon the ongoing review of the funding needs of the business, the optimal allocation of cash resources, and the timing of cash flow generation. To the extent that we desire to access alternative sources of funding through the capital and credit markets, challenging U.S. and global economic and market conditions could adversely impact our ability to do so at that time.
We regularly monitor and assess our ability to meet our net funding and investing requirements. As of December 31, 2024, the Company’s unrestricted cash and cash equivalents balance was $54,919. The principal balance of the Company’s total debt outstanding as of December 31, 2024 was $617,500 and the Company had $131,174 of available borrowing capacity under the National Properties Revolving Credit Facility. We believe we have sufficient liquidity from cash and cash equivalents, available borrowing capacity under our credit facilities and cash flows from operations to fund our operations and satisfy any obligations for the foreseeable future.
Financing Agreements
See Note 9. Credit Facilities, to the financial statements included in “— Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for discussions of the Company’s debt obligations and financing agreements.
National Properties Facilities
General. MSG National Properties, LLC (“MSG National Properties”), MSG Entertainment Holdings, LLC (“MSG Entertainment Holdings”) and certain subsidiaries of MSG National Properties are party to a credit agreement dated June 30, 2022 (as amended, the “National Properties Credit Agreement”) with JP Morgan Chase Bank, N.A., as administrative agent and the lenders and L/C issuers party thereto, providing for a five-year, $650,000 senior secured term loan facility (the “National Properties Term Loan Facility”) and a five-year, $150,000 revolving credit facility (the “National Properties Revolving Credit Facility” and, together with the National Properties Term Loan Facility, the “National Properties Facilities”). Up to $25,000 of the National Properties Revolving Credit Facility is available for the issuance of letters of credit. As of December 31, 2024, outstanding letters of credit were $18,826 and the remaining balance available under the National Properties Revolving Credit Facility was $131,174.
Interest Rates. Borrowings under the current National Properties Facilities bear interest at a floating rate, which at the option of MSG National Properties may be either (a) a base rate plus an applicable margin ranging from 1.50% to 2.50% per annum, determined based on the total leverage ratio of MSG National Properties and its restricted subsidiaries, or (b) adjusted Term SOFR (i.e., Term SOFR plus 0.10%) plus an applicable margin ranging from 2.50% to 3.50% per annum, determined based on the total leverage ratio of MSG National Properties and its restricted subsidiaries. The National Properties Credit Agreement requires MSG National Properties to pay a commitment fee ranging from 0.30% to 0.50% in respect of the daily unused commitments under the National Properties Revolving Credit Facility. MSG National Properties is also required to pay customary letter of credit fees, as well as fronting fees, to banks that issue letters of credit pursuant to the National Properties Credit Agreement. The interest rate on the National Properties Facilities as of December 31, 2024 was 6.94%.
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
Covenants. The National Properties Credit Agreement includes financial covenants requiring MSG National Properties and its restricted subsidiaries to maintain a specified minimum liquidity level, a specified minimum debt service coverage ratio and a specified maximum total leverage ratio. The minimum liquidity level is set at $50,000, and is tested based on the level of average daily liquidity, consisting of cash and cash equivalents and available revolving commitments, over the last month of each quarter over the life of the National Properties Facilities. The debt service coverage ratio covenant began testing in the fiscal quarter ended December 31, 2022, and was set at a ratio of 2:1 before stepping up to 2.5:1 in the fiscal quarter ended September 30, 2024. The leverage ratio covenant began testing in the fiscal quarter ended June 30, 2023. It is tested based on the ratio of MSG National Properties and its restricted subsidiaries’ consolidated total indebtedness to adjusted operating income, with an initial maximum ratio of 6:1, which stepped down to 5.5:1 in the fiscal quarter ended June 30, 2024 and steps down to 4.5:1 in the fiscal quarter ending June 30, 2026. As of December 31, 2024, MSG National Properties and its restricted subsidiaries were in compliance with the covenants of the National Properties Credit Agreement.
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
Contractual Obligations
During the six months ended December 31, 2024, the Company did not have any material changes in its non-cancelable contractual obligations (other than activities in the ordinary course of business). See Note 6. Property and Equipment, Net and Note 8. Commitments and Contingencies, to the financial statements included in “— Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for further details on the Company’s contractual obligations.
Cash Flow Discussion
As of December 31, 2024, cash, cash equivalents and restricted cash totaled $55,219, as compared to $33,555 as of June 30, 2024. The following table summarizes the Company’s cash flow activities for the six months ended December 31, 2024 and 2023:

	Six Months Ended
	December 31,
	2024	2023
Net cash provided by operating activities	$85,499	$105,232
Net cash used in investing activities	(16,282)	(62,731)
Net cash used in financing activities	(47,553)	(89,284)
Net increase (decrease) in cash, cash equivalents and restricted cash	$21,664	$(46,783)
Operating Activities
Net cash provided by operating activities for the six months ended December 31, 2024 decreased by $19,733 as compared to the prior year period, primarily due to (i) an increase in Net income adjusted for non-cash items of $2,904, and (ii) a decrease in cash flows from changes in working capital of $22,637. The decrease in cash flows from changes in working capital were driven by negative net cash outflows from related party receivables and payables as compared to net cash inflows in the prior year period; a larger decrease in accounts payable, accrued and other current and non-current liabilities; and a smaller increase in Deferred revenue, in each case as compared to the six months ended December 31, 2023.
Investing Activities
Net cash used in investing activities for the six months ended December 31, 2024 decreased by $46,449 to $16,282 as compared to the prior year period primarily due to (i) the absence of a loan to a related party under the delayed draw term loan facility, partially offset by fewer proceeds received from the sale of investments in the current year period as compared to the prior year period.
Financing Activities
Net cash used in financing activities for the six months ended December 31, 2024 decreased by $41,731 to $47,553 as compared to the prior year period primarily due to (i) an decrease in principal debt repayments, and (ii) decrease in stock repurchases, partially offset by a decrease in proceeds received from the National Properties Revolving Credit Facility.
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
Critical Accounting Estimates
There have been no material changes to the Company’s critical accounting estimates from those set forth in the 2024 Form 10-K.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There were no material changes to the disclosures regarding market risks in connection with our pension and postretirement plans. See Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of the 2024 Form 10-K.
Potential Interest Rate Risk Exposure
The Company, through its subsidiary, MSG National Properties, is subject to potential interest rate risk exposure related to borrowings incurred under its credit facilities. Changes in interest rates may increase interest expense payments with respect to any borrowings incurred under these credit facilities. The effect of a hypothetical 200 basis point increase in floating interest rate prevailing as of December 31, 2024 and continuing for a full year would increase the Company’s interest expense on the outstanding amounts under the credit facilities by $12,350.
Item 4. Controls and Procedures
Our management, with the participation of our Executive Chairman and Chief Executive Officer and our Interim Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, our Executive Chairman and Chief Executive Officer and our Interim Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2024.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
The Company is a defendant in various lawsuits. Although the outcome of these lawsuits cannot be predicted with certainty (including the extent of available insurance, if any), management does not believe that resolution of these lawsuits will have a material adverse effect on the Company.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On March 29, 2023, the Company’s Board of Directors authorized a share repurchase program to repurchase up to $250 million of the Company’s Class A Common Stock (the “Stock Repurchase Program”). Pursuant to the Stock Repurchase Program, shares of Class A Common Stock may be purchased from time to time in open market or private transactions, block trades or such other manner as the Company may determine in accordance with applicable insider trading and other securities laws and regulations. The timing and amount of purchases will depend on market conditions and other factors. For the six months ended December 31, 2024, the Company repurchased 681,593 shares of Class A Common Stock for approximately $25 million. As of December 31, 2024, the Company had approximately $85 million remaining available for repurchases.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Fair Value of Shares that May Yet Be Purchased Under the Program
October 2024	—	$—	—	$109,488,473
November 2024	665,802	36.67	665,802	85,072,233
December 2024	15,791	36.97	15,791	84,488,503
	681,593	$36.68	681,593	$84,488,503
Item 6. Exhibits

(a) Index to Exhibits

EXHIBIT NO.	DESCRIPTION
31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification by the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101
The following materials from the Madison Square Garden Entertainment Corp. Quarterly Report on Form 10-Q for the quarter ended December 31, 2024, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of operations, (iii) condensed consolidated statements of comprehensive income, (iv) condensed consolidated statements of cash flows, (v) condensed consolidated statements of equity (deficit), and (vi) notes to condensed consolidated financial statements.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2024 formatted in Inline XBRL and contained in Exhibit 101.
_________________

* Furnished herewith. These exhibits shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section. Such exhibits shall not be deemed incorporated into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 6th day of February 2025.

Madison Square Garden Entertainment Corp.

By:	/s/ LAYTH TAKI
	Name:	Layth Taki
	Title:	Senior Vice President, Controller and Principal Accounting Officer