Form 10-Q
period 2025-03-31
Madison Square Garden Entertainment Corp.
filed 2025-05-06
CIK 1952073

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
FORM 10-Q
________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Number of shares of common stock outstanding as of April 30, 2025:

Class A Common Stock par value $0.01 per share	—	40,593,104
Class B Common Stock par value $0.01 per share	—	6,866,754

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)

    MADISON SQUARE GARDEN ENTERTAINMENT CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in thousands, except per share data)

	As of
	March 31,	June 30,
	2025	2024
ASSETS
Current Assets:
Cash, cash equivalents, and restricted cash	$89,474	$33,555
Accounts receivable, net	84,507	77,259
Related party receivables, current	31,857	17,469
Prepaid expenses and other current assets	101,756	90,801
Total current assets	307,594	219,084
Non-Current Assets:
Property and equipment, net	626,982	633,533
Right-of-use lease assets	489,757	388,658
Goodwill	69,041	69,041
Indefinite-lived intangible assets	63,801	63,801
Deferred tax assets, net	41,327	68,307
Other non-current assets	140,910	110,283
Total assets	$1,739,412	$1,552,707
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable, accrued and other current liabilities	$175,470	$203,750
Related party payables, current	73,810	42,506
Long-term debt, current	28,438	16,250
Operating lease liabilities, current	28,979	27,736
Deferred revenue	230,873	215,581
Total current liabilities	537,570	505,823
Non-Current Liabilities:
Long-term debt, net of deferred financing costs	577,409	599,248
Operating lease liabilities, non-current	569,763	427,014
Other non-current liabilities	45,144	43,787
Total liabilities	1,729,886	1,575,872
Commitments and contingencies (see Note 8)
Equity (Deficit):
Class A Common Stock (a)	460	456
Class B Common Stock (b)	69	69
Additional paid-in-capital	40,184	33,481
Treasury stock at cost (5,483 and 4,365 shares outstanding as of March 31, 2025 and June 30, 2024, respectively)	(180,204)	(140,512)
Retained earnings	180,211	115,603
Accumulated other comprehensive loss	(31,194)	(32,262)
Total equity (deficit)	9,526	(23,165)
Total liabilities and equity	$1,739,412	$1,552,707
_________________
(a)    Class A Common Stock, $0.01 par value per share, 120,000 shares authorized; 46,031 and 45,556 shares issued as of March 31, 2025 and June 30, 2024, respectively.
(b)    Class B Common Stock, $0.01 par value per share, 30,000 shares authorized; 6,867 shares issued as of March 31, 2025 and June 30, 2024.
See accompanying notes to the unaudited condensed consolidated financial statements.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2025	2024	2025	2024
Revenues (a)
Revenues from entertainment offerings	$160,214	$146,221	$593,571	$581,025
Food, beverage, and merchandise revenues	45,808	45,380	124,104	127,379
Arena license fees and other leasing revenue	36,443	36,712	70,921	64,787
Total revenues	242,465	228,313	788,596	773,191
Direct operating expenses (a)
Entertainment offerings, arena license fees, and other leasing direct operating expenses	(107,995)	(112,997)	(358,755)	(375,786)
Food, beverage, and merchandise direct operating expenses	(30,875)	(29,024)	(74,898)	(70,673)
Total direct operating expenses	(138,870)	(142,021)	(433,653)	(446,459)
Selling, general, and administrative expenses (a)	(52,112)	(53,945)	(155,047)	(151,156)
Depreciation and amortization	(14,372)	(13,182)	(42,336)	(39,972)
Impairment of long-lived assets	(9,700)	—	(9,700)	—
Restructuring charges	(84)	(2,362)	(14)	(14,803)
Operating income	27,327	16,803	147,846	120,801
Interest income	710	341	1,447	2,275
Interest expense	(11,800)	(14,425)	(38,798)	(43,761)
Other (expense) income, net	(949)	78	(2,763)	(1,545)
Income from operations before income taxes	15,288	2,797	107,732	77,770
Income tax expense	(7,252)	(2)	(43,124)	(397)
Net income	$8,036	$2,795	$64,608	$77,373

Earnings per share attributable to MSG Entertainment’s stockholders:
Basic	$0.17	$0.06	$1.34	$1.59
Diluted	$0.17	$0.06	$1.33	$1.58

Weighted-average number of shares of common stock:
Basic	47,955	48,109	48,171	48,675
Diluted	48,271	48,447	48,445	48,883
_________________
(a)    See Note 12. Related Party Transactions for further information on related party arrangements.

See accompanying notes to the unaudited condensed consolidated financial statements.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in thousands)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2025	2024	2025	2024
Net income	$8,036	$2,795	$64,608	$77,373
Other comprehensive income, before income taxes:
Pension plans and postretirement plans	542	450	1,626	1,350
Income tax expense	(186)	(78)	(558)	(236)
Other comprehensive income, net of income taxes	356	372	1,068	1,114
Comprehensive income	$8,392	$3,167	$65,676	$78,487

See accompanying notes to the unaudited condensed consolidated financial statements.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Nine Months Ended
	March 31,
	2025	2024
OPERATING ACTIVITIES:
Net income	$64,608	$77,373
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	42,336	39,972
Impairment of long-lived assets	9,700	—
Share-based compensation expense	21,834	26,186
Deferred income tax expense	26,422	397
Amortization of deferred financing costs	2,537	2,508
Related party paid in kind interest	—	(512)
Net unrealized and realized loss (gain) on equity investments with readily determinable fair value	203	(391)
Other non-cash adjustments	730	158
Change in assets and liabilities:
Accounts receivable, net	(7,978)	(44,820)
Related party receivables and payables, net	16,916	39,091
Prepaid expenses and other current and non-current assets	(40,561)	(41,434)
Accounts payable	(5,816)	7,870
Accrued and other current, and non-current liabilities	(44,514)	(26,557)
Deferred revenue	22,698	25,415
Operating lease right-of-use assets and lease liabilities	33,193	5,798
Net cash provided by operating activities	$142,308	$111,054
INVESTING ACTIVITIES:
Capital expenditures	$(18,155)	$(19,646)
Proceeds from sale of investments	55	13,484
Loan to related parties	—	(65,000)
Other investing activities	(1,279)	(1,463)
Net cash used in investing activities	$(19,379)	$(72,625)
FINANCING ACTIVITIES:
Proceeds from revolving credit facility	$55,000	$73,000
Principal repayment on long-term debt	(67,188)	(102,288)
Repayments on related party loan, net	—	(304)
Payments for debt financing costs	—	(632)
Taxes paid in lieu of shares issued for equity-based compensation	(15,077)	(13,378)
Repurchases of Class A common stock	(39,692)	(50,874)
Other financing activities	(53)	—
Net cash used in financing activities	$(67,010)	$(94,476)
Net increase (decrease) in cash, cash equivalents, and restricted cash	55,919	(56,047)
Cash, cash equivalents, and restricted cash, beginning of period	33,555	84,355
Cash, cash equivalents, and restricted cash, end of period	$89,474	$28,308
Non-cash investing and financing activities:
Capital expenditures incurred but not yet paid or paid by landlord	$22,130	$29,389
Non-cash repurchases of Class A common stock in lieu of payment of loan due from related party	$—	$65,512
Non-cash financing activities	$(148)	$—
See accompanying notes to the unaudited condensed consolidated financial statements.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT) (Unaudited)
(in thousands)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity (Deficit)
Balance as of December 31, 2024	$529	$34,686	$(165,512)	$172,175	$(31,550)	$10,328
Net income	—	—	—	8,036	—	8,036
Other comprehensive income	—	—	—	—	356	356
Share-based compensation	—	6,250	—	—	—	6,250
Tax withholding associated with shares issued for share-based compensation	—	(702)	—	—	—	(702)
Repurchases of Class A common stock, inclusive of excise tax	—	(50)	(14,692)	—	—	(14,742)
Balance as of March 31, 2025	$529	$40,184	$(180,204)	$180,211	$(31,194)	$9,526

Balance as of December 31, 2023	$524	$25,339	$(140,512)	$45,881	$(33,279)	$(102,047)
Net income	—	—	—	2,795	—	2,795
Other comprehensive income	—	—	—	—	372	372
Share-based compensation	—	5,448	—	—	—	5,448
Tax withholding associated with shares issued for share-based compensation	—	(1,131)	—	—	—	(1,131)
Balance as of March 31, 2024	$524	$29,656	$(140,512)	$48,676	$(32,907)	$(94,563)

Balance as of June 30, 2024	$525	$33,481	$(140,512)	$115,603	$(32,262)	$(23,165)
Net income	—	—	—	64,608	—	64,608
Other comprehensive income	—	—	—	—	1,068	1,068
Share-based compensation	—	21,834	—	—	—	21,834
Tax withholding associated with shares issued for share-based compensation	4	(15,081)	—	—	—	(15,077)
Repurchases of Class A common stock, inclusive of excise tax	—	(50)	(39,692)	—	—	(39,742)
Balance as of March 31, 2025	$529	$40,184	$(180,204)	$180,211	$(31,194)	$9,526

Balance as of June 30, 2023	$519	$17,727	$(25,000)	$(28,697)	$(34,021)	$(69,472)
Net income	—	—	—	77,373	—	77,373
Other comprehensive income	—	—	—	—	1,114	1,114
Share-based compensation	—	26,186	—	—	—	26,186
Tax withholding associated with shares issued for share-based compensation	5	(13,383)	—	—	—	(13,378)
Repurchases of Class A common stock, inclusive of excise tax	—	(874)	(115,512)	—	—	(116,386)
Balance as of March 31, 2024	$524	$29,656	$(140,512)	$48,676	$(32,907)	$(94,563)

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
The Company’s portfolio of venues includes: Madison Square Garden (“The Garden”), The Theater at Madison Square Garden, Radio City Music Hall, the Beacon Theatre, and The Chicago Theatre. The Company owns and produces the original production, the Christmas Spectacular Starring the Radio City Rockettes (the “Christmas Spectacular”). The Company also books other entertainment and sports events, which showcases a broad array of compelling concerts, family shows and special events, as well as a diverse mix of sporting events, for millions of guests annually.
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
In the opinion of the Company, the accompanying financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of March 31, 2025 and its results of operations for the three and nine months ended March 31, 2025 and 2024 and cash flows for the nine months ended March 31, 2025 and 2024. The condensed consolidated balance sheet as of June 30, 2024 was derived from the Audited Consolidated and Combined Annual Financial Statements but does not contain all of the footnote disclosures from the Audited Consolidated and Combined Annual Financial Statements.
The results of operations for the periods presented are not necessarily indicative of the results that might be expected for future interim periods or for the full year. As a result of the production of the Christmas Spectacular and arena license fees in connection with the use of The Garden by the New York Knicks (the “Knicks”) of the National Basketball Association and the New York Rangers (the “Rangers”) of the National Hockey League, the Company generally earns a disproportionate share of its annual revenues in the second and third quarters of its fiscal year.
Reclassifications
For purposes of comparability, certain prior period amounts have been reclassified to conform to the current year presentation in accordance with GAAP.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note 2. Summary of Significant Accounting Policies
A. Principles of Consolidation
All intercompany accounts and balances within the Company’s consolidated businesses have been eliminated.
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
Service revenue, presented as “Revenues from entertainment offerings” primarily includes:
•Ticket sales and other ticket-related revenue;
•Venue license fees for events held at the Company’s venues that the Company does not produce or promote/co-promote;
•Sponsorship and signage;
•Suite licenses and single night suite rentals;
•Advertising commissions and related service fees; and
•Commissions related to the sale of merchandise for which the Company is not the principal in the underlying transaction.
Direct operating expenses related to the provision of services and leasing, presented as “Entertainment offerings, arena license fees, and other leasing direct operating expenses”, primarily include:
•Event production costs including direct personnel expenses;
•Venue operations and infrastructure costs; (a)
•Venue rental costs for venues not owned by the Company;
•Sponsorship and signage fulfillment costs;
•Contractual revenue sharing expenses related to suite licenses and certain internal signage; and
•Event-related marketing and advertising costs.
Product revenue, presented as “Food, beverage, and merchandise revenues”, includes:
•Sales of food and beverage during events held at the Company’s venues; and
•Sales of the Company’s merchandise at the Company’s venues and via traditional retail channels.
Direct operating expenses related to the sale of products, presented as “Food, beverage, and merchandise direct operating expenses” include:
•Costs of goods sold including direct personnel expenses; and

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
•Contractual revenue sharing expenses related to food and beverage sold at events held by Madison Square Garden Sports Corp. (together with its subsidiaries, as applicable, “MSG Sports”) at The Garden.
Lease revenue, presented as “Arena license fees and other leasing revenue”, includes:
•Rental fees related to the arena license agreements that require the Knicks and the Rangers to play their home games at The Garden (the “Arena License Agreements”) with MSG Sports; and
•Sublease income.
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
Arrangements with Multiple Performance Obligations
The Company enters into arrangements with multiple performance obligations, such as multi-year sponsorship agreements, which may derive revenues for the Company, as well as Sphere Entertainment and MSG Sports within a single arrangement. The Company also derives revenue from similar types of arrangements which are entered into by Sphere Entertainment and MSG Sports. Payment terms for such arrangements can vary by contract, but payments are generally due in installments throughout the contractual term. The performance obligations included in each sponsorship agreement vary and may include advertising and other benefits such as, but not limited to, signage at The Garden and the Company’s other venues, digital advertising, event or property-specific advertising, as well as non-advertising benefits such as suite licenses and event tickets. Further, these arrangements may require the Company to purchase the customers’ goods or services. To the extent the Company’s multi-year arrangements provide for performance obligations that are consistent over the multi-year contractual term, such performance obligations generally meet the definition of a series as provided for under the accounting guidance. If performance obligations are concluded to meet the definition of a series, the contractual fees for all years during the contract term are aggregated and the related revenue is recognized proportionately as the underlying performance obligations are satisfied.
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
Contract Balances
Amounts collected in advance of the Company’s satisfaction of its contractual performance obligations are recorded as a contract liability within Deferred revenue and are recognized as the Company satisfies the related performance obligations. Amounts collected in advance of events for which the Company is not the promoter or co-promoter do not represent contract liabilities and are recorded within Accounts payable, accrued and other current liabilities on the accompanying consolidated balance sheets. Amounts recognized as revenue for which the Company has a right to consideration for goods or services transferred to customers and for which the Company does not have an unconditional right to bill as of the reporting date are recorded as contract assets. Contract assets are transferred to accounts receivable once the Company’s right to consideration becomes unconditional.
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
D. Recently Issued and Adopted Accounting Pronouncements
Recently Issued Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, Improvement to Reportable Segment Disclosures. This ASU aims to improve segment disclosures through enhanced disclosures about significant segment expenses. The standard requires disclosure of significant expense categories and amounts for such expenses, including those segment expenses that are regularly provided to the chief operating decision maker, easily computable from information that is regularly provided, or significant expenses that are expressed in a form other than actual amounts. This standard will be effective for the Company as of and for Fiscal Year 2025 and is required to be applied retrospectively to all prior periods presented in the financial statements. This standard will not have an impact on the Company’s consolidated financial statements, but will result in changes to certain of the Company’s segment reporting disclosures, the impacts of which the Company continues to evaluate.
In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, a final standard on improvements to income tax disclosures which applies to all entities subject to income taxes. The standard requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The standard is intended to benefit investors by providing more detailed income tax disclosures that would be helpful to understand an entity’s exposure to potential changes in jurisdictional tax legislation and the ensuing risks and opportunities, assess income tax information that affects cash flow forecasts and capital allocation decisions, and identify potential opportunities to increase future cash flows. This standard will be effective for the Company in Fiscal Year 2026 and should be applied prospectively. The Company is currently evaluating the impact of the additional disclosure requirements on the Company’s income tax disclosures.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses, as amended by ASU 2025-01, which was issued in January 2025, requiring disclosure, in the notes to financial statements, of specified information about certain costs and expenses at each interim and annual reporting period. This ASU provided an effective date for the standard to be for annual periods beginning with the Company’s Fiscal Year ending June 30, 2028, and interim reporting periods beginning in the Company’s Fiscal Year Ending June 30, 2029. Early adoption of ASU 2024-03 is permitted. This amended ASU may be applied either prospectively to financial statements issued for reporting periods after the effective date of this ASU or retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the impact of adopting this guidance on the Company’s financial statement disclosures.
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
Disaggregation of Revenue
The following table disaggregates the Company’s revenues by revenue category for the three and nine months ended March 31, 2025 and 2024. The footnotes to the table provide additional disclosure with respect to the timing of transfer of goods or services to the customer for each category.

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2025	2024	2025	2024
Ticketing and venue license fee revenues (a)	$78,497	$74,502	$379,677	$384,586
Sponsorship and signage, suite license, and advertising commission revenues (b)	80,848	71,374	209,430	192,438
Other (c)	869	345	4,464	4,001
Total revenues from entertainment offerings	160,214	146,221	593,571	581,025
Food, beverage, and merchandise revenues (d)	45,808	45,380	124,104	127,379
Total revenues from contracts with customers	206,022	191,601	717,675	708,404
Arena license fees and other leasing revenue	36,443	36,712	70,921	64,787
Total revenues	$242,465	$228,313	$788,596	$773,191
_________________
(a)    Amounts include ticket sales, including other ticket-related revenue, and venue license fees from the Company’s events such as (i) concerts, (ii) the presentation of the Christmas Spectacular and (iii) other live entertainment and sporting events. Revenues from entertainment offerings are generally recognized at a point in time.
(b)    Sponsorship and signage, suite license, and advertising commission revenues are generally recognized over time.
(c)    Other primarily consists of revenues from sponsorship sales representation agreements and venue tours which are generally recognized over time and at a point in time, respectively.
(d)    Food, beverage, and merchandise revenues are generally recognized at a point in time.

Contract Balances
The following table provides information about the opening and closing contract balances from the Company’s contracts with customers as of March 31, 2025 and June 30, 2024:

	As of
	March 31, 2025	June 30, 2024
Receivables from contracts with customers, net (a)	$93,877	$74,113
Contract assets, current (b)	$8,812	$7,844
Deferred revenue, including non-current portion (c)	$238,293	$215,581
    ________________
(a)    Receivables from contracts with customers, net, which are reported in Accounts receivable, net and Related party receivables, current in the Company’s accompanying condensed consolidated balance sheets, represent the Company’s unconditional rights to consideration under its contracts with customers. As of March 31, 2025 and June 30, 2024, the Company’s receivables from contracts with customers above included $9,807 and $2,432, respectively, related to various

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
related parties. See Note 12. Related Party Transactions for further details on related party arrangements.
(b)    Contract assets, current, which are reported in Prepaid expenses and other current assets in the Company’s accompanying condensed consolidated balance sheets, primarily relate to the Company’s rights to consideration for goods or services transferred to customers, for which the Company does not have an unconditional right to bill as of the reporting date. Contract assets are transferred to accounts receivable once the Company’s right to consideration becomes unconditional.
(c)    Deferred revenue primarily relates to the Company’s receipt of consideration from customers in advance of the Company’s transfer of goods or services to the customers. Deferred revenue is reduced and the related revenue is recognized once the underlying goods or services are transferred to a customer. Revenue recognized for the three and nine months ended March 31, 2025 relating to the Deferred revenue balance as of June 30, 2024 was $19,845 and $178,188, respectively.
Transaction Price Allocated to the Remaining Performance Obligations
As of March 31, 2025, the Company’s remaining performance obligations under contracts were $577,885, of which 40% is expected to be recognized over the next two years and an additional 60% of the balance is expected to be recognized thereafter. This primarily relates to performance obligations under sponsorship and suite license agreements that have original expected durations longer than one year and for which the consideration is not variable. In developing the estimated revenue, the Company applies the allowable practical expedient and does not disclose information about remaining performance obligations that have original expected durations of one year or less.
Note 4. Restructuring Charges
During the three and nine months ended March 31, 2025, the Company recognized restructuring charges of $84 and $14, respectively, related to termination benefits for certain corporate executives and employees. During the three and nine months ended March 31, 2024, the Company recorded restructuring charges of $2,362 and $14,803, respectively, inclusive of $0 and $6,788 of share-based compensation expenses, respectively, which are accrued in Accounts payable, accrued and other current liabilities and Additional paid-in-capital on the accompanying condensed consolidated balance sheets. Changes to the Company’s restructuring liability through March 31, 2025 were as follows:

Restructuring Liability
June 30, 2024	$7,140
Restructuring charges	14
Payments	(7,154)
March 31, 2025	$—
Note 5. Investments
As of March 31, 2025, the Company held an investment in Townsquare Media, Inc. (“Townsquare”). The Company also previously held an investment in DraftKings Inc. (“DraftKings”), which was sold during the first quarter of Fiscal Year 2024:
•    Townsquare is a media, entertainment and digital marketing solutions company that is listed on the New York Stock Exchange (“NYSE”) under the symbol “TSQ.”
•DraftKings is a fantasy sports contest and sports gambling provider that is listed on the Nasdaq Stock Market (“NASDAQ”) under the symbol “DKNG.”
As of March 31, 2025, the Company also held other equity investments held in trust under the Company’s Executive Deferred Compensation Plan. Refer to Note 10. Pension Plans and Other Postretirement Benefit Plans for further details regarding the plan.
The fair value of the Company’s equity investments with readily determinable fair value was determined based on quoted market prices in active markets on the NYSE and NASDAQ, respectively, which are classified within Level I of the fair value hierarchy.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The carrying value of the Company’s investments, which is reported under Other non-current assets in the accompanying condensed consolidated balance sheets as of March 31, 2025 and June 30, 2024, is as follows:

	As of
	March 31, 2025	June 30, 2024
Equity investments with readily determinable fair values:
Townsquare Class A common stock	$1,031	$1,438
Other equity investments with readily determinable fair values held in trust under the Company’s Executive Deferred Compensation Plan	4,737	4,226
Equity method investments and equity investments without readily determinable fair values(a)	783	656
Total investments	$6,551	$6,320
_______________
(a)    Inclusive of the Company’s investment in Oak View Group’s Crown Properties Collection, LLC ("CPC”).
The following table summarizes the realized and unrealized (loss) gain on equity investments with readily determinable fair value, which is reported in Other (expense) income, net for the three and nine months ended March 31, 2025 and 2024:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2025	2024	2025	2024
Unrealized (loss) gain — Townsquare	$(120)	$717	$(357)	$(1,589)
Unrealized (loss) gain — Executive Deferred Compensation Plan	(45)	233	149	432
Realized gain from shares sold — DraftKings	—	—	—	1,548
Realized gain from shares sold — Townsquare	—	—	5	—
Total realized and unrealized (loss) gain	$(165)	$950	$(203)	$391
Supplemental information on realized gain:
Shares of common stock sold — DraftKings	—	—	—	425
Cash proceeds from common stock sold — DraftKings	$—	$—	$—	$12,844
Shares of common stock sold — Townsquare	—	—	5	—
Cash proceeds from common stock sold — Townsquare	$—	$—	$55	$—
Note 6. Property and Equipment, Net
As of March 31, 2025 and June 30, 2024, Property and equipment, net consisted of the following:

	As of
	March 31, 2025	June 30, 2024
Land	$62,768	$62,768
Buildings	1,015,673	1,011,308
Equipment, furniture, and fixtures	358,211	348,075
Leasehold improvements	164,178	133,267
Construction in progress	567	10,193
Total Property and equipment	$1,601,397	$1,565,611
Less: accumulated depreciation and amortization	(974,415)	(932,078)
Property and equipment, net	$626,982	$633,533
The Company recorded depreciation and amortization expense on property and equipment of $14,372 and $42,336 for the three and nine months ended March 31, 2025, respectively, and $13,182 and $39,972 for the three and nine months ended March 31, 2024, respectively, which is recognized in Depreciation and amortization in the accompanying condensed consolidated statements of operations.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note 7. Goodwill and Intangible Assets
As of March 31, 2025 and June 30, 2024, the carrying amount of Goodwill was $69,041 and does not reflect any historical impairment charges.
The Company’s Indefinite-lived intangible assets as of March 31, 2025 and June 30, 2024 were as follows:

	As of
	March 31, 2025	June 30, 2024
Trademarks	$61,881	$61,881
Photographic related rights	1,920	1,920
Total indefinite-lived intangible assets	$63,801	$63,801
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
During the nine months ended March 31, 2025, the Company did not have any material changes in its non-cancelable contractual obligations (other than activities in the ordinary course of business). See Note 9. Credit Facilities for details of the principal repayments required under the Company’s credit facilities.
Delayed Draw Term Loan Facility
On April 20, 2023, a subsidiary of the Company, MSG Entertainment Holdings, LLC (“MSG Entertainment Holdings”), entered into a delayed draw term loan facility (the “DDTL Facility”) with Sphere Entertainment. Pursuant to the DDTL Facility, MSG Entertainment Holdings committed to lend up to $65,000 in delayed draw term loans to Sphere Entertainment on an unsecured basis until October 20, 2024. See Note 11. Commitments and Contingencies included in the Company’s Audited Consolidated and Combined Annual Financial Statements for more information regarding the DDTL Facility. On July 14, 2023, Sphere Entertainment drew down the full amount of $65,000 under the DDTL Facility. On August 9, 2023, Sphere Entertainment repaid the full principal amount of the DDTL Facility and accrued interest and commitment fees by delivering 1,923 shares of the Company’s Class A Common Stock held by Sphere Entertainment, as permitted as payment under the DDTL Facility. Such shares have been classified by the Company pursuant to the Stock Repurchase Program (as defined and further explained in Note 13. Additional Financial Information) as treasury shares and are no longer outstanding on the date of repayment.
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

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note 9. Credit Facilities
See Note 12. Credit Facilities, included in the Company’s Audited Consolidated and Combined Annual Financial Statements for more information regarding the Company’s credit facilities. The following table summarizes the presentation of the outstanding balances under the Company’s credit facilities as of March 31, 2025 and June 30, 2024:

	As of
	March 31, 2025	June 30, 2024
Current Portion
National Properties Term Loan Facility	$28,438	$16,250
Current portion of long-term debt	$28,438	$16,250

	As of
	March 31, 2025			June 30, 2024
	Principal	Unamortized Deferred Financing Costs	Net	Principal	Unamortized Deferred Financing Costs	Net
Non-current Portion
National Properties Term Loan Facility	$585,000	$(7,213)	$577,787	$609,375	$(9,624)	$599,751
National Properties Revolving Credit Facility	—	(378)	(378)	—	(503)	(503)
Long-term debt, net of deferred financing costs	$585,000	$(7,591)	$577,409	$609,375	$(10,127)	$599,248
National Properties Facilities
General. MSG National Properties, LLC (“MSG National Properties”), MSG Entertainment Holdings and certain subsidiaries of MSG National Properties are party to a credit agreement dated June 30, 2022 (as amended, the “National Properties Credit Agreement”) with JP Morgan Chase Bank, N.A., as administrative agent and the lenders and L/C issuers party thereto, providing for a five-year, $650,000 senior secured term loan facility (the “National Properties Term Loan Facility”) and a five-year, $150,000 revolving credit facility (the “National Properties Revolving Credit Facility” and, together with the National Properties Term Loan Facility, the “National Properties Facilities”). Up to $25,000 of the National Properties Revolving Credit Facility is available for the issuance of letters of credit. As of March 31, 2025, outstanding letters of credit were $18,367 and the remaining balance available under the National Properties Revolving Credit Facility was $131,633.
Interest Rates. Borrowings under the current National Properties Facilities bear interest at a floating rate, which at the option of MSG National Properties may be either (a) a base rate plus an applicable margin ranging from 1.50% to 2.50% per annum, determined based on the total leverage ratio of MSG National Properties and its restricted subsidiaries, or (b) adjusted Term SOFR (i.e., Term SOFR plus 0.10%) plus an applicable margin ranging from 2.50% to 3.50% per annum, determined based on the total leverage ratio of MSG National Properties and its restricted subsidiaries. The National Properties Credit Agreement requires MSG National Properties to pay a commitment fee ranging from 0.30% to 0.50% in respect of the daily unused commitments under the National Properties Revolving Credit Facility. MSG National Properties is also required to pay customary letter of credit fees, as well as fronting fees, to banks that issue letters of credit pursuant to the National Properties Credit Agreement. The interest rate on the National Properties Facilities as of March 31, 2025 was 6.92%.
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

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Covenants. The National Properties Credit Agreement includes financial covenants requiring MSG National Properties and its restricted subsidiaries to maintain a specified minimum liquidity level, a specified minimum debt service coverage ratio and a specified maximum total leverage ratio. The minimum liquidity level is set at $50,000, and is tested based on the level of average daily liquidity, consisting of cash and cash equivalents and available revolving commitments, over the last month of each quarter over the life of the National Properties Facilities. The debt service coverage ratio covenant began testing in the fiscal quarter ended December 31, 2022, and was set at a ratio of 2:1 before stepping up to 2.5:1 in the fiscal quarter ended September 30, 2024. The leverage ratio covenant began testing in the fiscal quarter ended June 30, 2023. It is tested based on the ratio of MSG National Properties and its restricted subsidiaries’ consolidated total indebtedness to adjusted operating income, with an initial maximum ratio of 6:1, which stepped down to 5.5:1 in the fiscal quarter ended June 30, 2024 and steps down to 4.5:1 in the fiscal quarter ending June 30, 2026. As of March 31, 2025, MSG National Properties and its restricted subsidiaries were in compliance with the covenants of the National Properties Credit Agreement.
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
All obligations under the National Properties Facilities, including the guarantees of those obligations, are secured by certain of the assets of MSG National Properties and the Subsidiary Guarantors (collectively, “Collateral”) including, but not limited to, a pledge of some or all of the equity interests held directly or indirectly by MSG National Properties in each Subsidiary Guarantor. The Collateral does not include, among other things, any interests in The Garden or the leasehold interests in Radio City Music Hall or the Beacon Theatre.
Interest payments and loan principal repayments made by the Company under the National Properties Credit Agreement were as follows:

	Interest Payments		Principal Repayments
	Nine Months Ended		Nine Months Ended
	March 31,		March 31,
	2025	2024	2025	2024
National Properties Facilities	$36,367	$40,742	$67,188	$102,288
The carrying value and fair value of the Company’s debt reported in the accompanying condensed consolidated balance sheets were as follows:

	As of
	March 31, 2025		June 30, 2024
	Carrying Value (a)	Fair Value	Carrying Value (a)	Fair Value
National Properties Facilities	$613,438	$604,236	$625,625	$622,497
________________
(a)    The total carrying value of the Company’s debt as of March 31, 2025 and June 30, 2024 is equal to the current and non-current principal payments for the Company’s credit agreements excluding unamortized deferred financing costs of $7,591 and $10,127, respectively.
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

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Excess Savings Plan (together with the 401(k) Plan, the “Savings Plans”), together with the associated excess savings plan, and the Madison Square Garden 401(k) Union Plan (the “Union Savings Plan”).
Defined Benefit Pension Plans and Other Postretirement Benefit Plans
The following tables present components of net periodic benefit cost for the Pension Plans and Postretirement Plan included in the accompanying condensed consolidated statements of operations for the three and nine months ended March 31, 2025 and 2024. Service cost is recognized in direct operating expenses and selling, general and administrative expenses. All other components of net periodic benefit cost are reported in Other (expense) income, net.

	Pension Plans		Postretirement Plan
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2025	2024	2025	2024
Service cost	$18	$17	$5	$6
Interest cost	1,668	1,469	30	24
Expected return on plan assets	(1,292)	(1,090)	—	—
Recognized actuarial loss	446	450	5	—
Net periodic cost	$840	$846	$40	$30

	Pension Plans		Postretirement Plan
	Nine Months Ended		Nine Months Ended
	March 31,		March 31,
	2025	2024	2025	2024
Service cost	$53	$51	$15	$18
Interest cost	5,005	4,407	90	72
Expected return on plan assets	(3,876)	(3,273)	—	—
Recognized actuarial loss	1,339	1,350	17	—
Net periodic cost	$2,521	$2,535	$122	$90
Contributions for Qualified Defined Benefit Pension Plans
During the three and nine months ended March 31, 2025, the Company contributed $0 and $3,300, respectively, to a non-contributory, qualified cash balance retirement plan covering the Company’s non-union employees.
Defined Contribution Plans
For the three and nine months ended March 31, 2025 and 2024, expenses related to the Savings Plans and Union Savings Plan included in the accompanying condensed consolidated statements of operations are as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2025	2024	2025	2024
Savings Plans	$2,159	$1,526	$6,352	$5,825
Union Savings Plan	$612	$490	$1,092	$621
Executive Deferred Compensation
See Note 13. Pension Plans and Other Postretirement Benefit Plans, included in the Company’s Audited Consolidated and Combined Annual Financial Statements, for more information regarding the Company’s Executive Deferred Compensation Plan (the “Deferred Compensation Plan”). The Company recorded compensation income of $45 for the three months ended March 31, 2025 and compensation expense of $149 for the nine months ended March 31, 2025 and compensation expense of $233 and $432, respectively, for the three and nine months ended March 31, 2024, each within Selling, general, and administrative expenses to reflect the remeasurement of the Deferred Compensation Plan liability. In addition, the Company recorded a loss of $45 for the three months ended March 31, 2025 and a gain of $149 for the nine months ended March 31, 2025 and gains of $233 and $432, respectively, for the three and nine months ended March 31, 2024, within Other (expense) income, net to reflect remeasurement of the fair value of assets under the Deferred Compensation Plan.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table summarizes amounts recognized related to the Deferred Compensation Plan in the accompanying condensed consolidated balance sheets:

	As of
	March 31, 2025	June 30, 2024
Deferred Compensation Plan assets (included in Other non-current assets)	$4,737	$4,226
Deferred Compensation Plan liabilities (included in Other non-current liabilities)	$(4,760)	$(4,226)

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
Share-based compensation expense for the Company’s restricted stock units (“RSUs”) and performance stock units (“PSUs”) are recognized in the condensed consolidated statements of operations as a component of direct operating expenses or selling, general, and administrative expenses. The following table summarizes the Company’s share-based compensation expense:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2025	2024	2025	2024
Share-based compensation expense (a)	$6,250	$5,611	$21,834	$19,561
Fair value of awards vested (b)	$1,130	$2,004	$37,028	$31,155
________________
(a)    The expense shown excludes $6,788 for the nine months ended March 31, 2024, which was reclassified to Restructuring charges in the accompanying condensed consolidated statements of operations as detailed in Note 4. Restructuring Charges.
(b)     To fulfill required statutory tax withholding obligations for the applicable income and other employment taxes, RSUs and PSUs with an aggregate value of $693 and $15,062, and $993 and $13,222, respectively, were retained by the Company during the three and nine months ended March 31, 2025 and 2024, respectively.
For the three and nine months ended March 31, 2025, weighted-average shares used in the calculation for diluted earnings per share (“EPS”) consisted of 48,271 and 48,445 weighted-average shares of Class A Common Stock, respectively, comprised of basic EPS weighted-average shares of Class A Common Stock of 47,955 and 48,171 respectively, and the dilutive effect of 316 and 274 shares of Class A Common Stock, respectively, issuable under share-based compensation plans. For the three and nine months ended March 31, 2025, weighted-average anti-dilutive shares primarily consisted of 701 and 618 RSUs and stock options, respectively, and were excluded in the calculation of diluted EPS because their effect would have been anti-dilutive.
As of March 31, 2025, there was $40,672 of unrecognized compensation cost related to unvested RSUs and PSUs held by the Company’s direct employees. The cost is expected to be recognized over a weighted-average period of approximately 2.0 years.
Award Activity
RSUs
During the nine months ended March 31, 2025 and 2024, 484 and 624 RSUs were granted, respectively, and 542 and 688 RSUs vested, respectively.
PSUs
During the nine months ended March 31, 2025 and 2024, 386 and 506 PSUs were granted, respectively, and 400 and 273 PSUs vested, respectively.
Note 12. Related Party Transactions
As of March 31, 2025, members of the Dolan family, including trusts for the benefit of members of the Dolan family (collectively, the “Dolan Family Group”) collectively beneficially owned 100% of the Company’s outstanding Class B Common Stock, $0.01 par value per share (“Class B Common Stock”) and approximately 3.6% of the Company’s outstanding Class A Common Stock (inclusive of options exercisable within 60 days of March 31, 2025) for purposes of Section 13(d) of the Securities Exchange Act of 1934, as amended. Such shares of Class A Common Stock and Class B Common Stock, collectively, represent approximately 64.1% of the aggregate voting power of the Company’s outstanding common stock. Members of the Dolan Family Group are also the controlling stockholders of Sphere Entertainment, MSG Sports, and AMC Networks Inc.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
See Note 17. Related Party Transactions, included in the Company’s Audited Consolidated and Combined Annual Financial Statements for a description of the Company’s current related party arrangements. There have been no material changes in such related party arrangements as of March 31, 2025, except as described below.
In the third quarter of Fiscal Year 2024, the Company entered into a commercial agreement with CPC, under which CPC provided sponsorship sales services. The Company recorded commission expense of $1,345 and $2,848, and $854 and $1,013 for the three and nine months ended March 31, 2025 and 2024, respectively. As of March 31, 2025 and June 30, 2024, prepaid expenses associated with this arrangement were $5,968 and $5,993, respectively, and are reported under Prepaid expenses and other current assets, and Other non-current assets in the accompanying condensed consolidated balance sheets. The Company provided a notice of termination with respect to the commercial agreement on September 20, 2024 and has subsequently negotiated a wind down.
From time to time the Company enters into arrangements with 605, LLC (“605”). James L. Dolan, the Company’s Executive Chairman, Chief Executive Officer and a director, and his spouse, Kristin A. Dolan, owned 605 until September 13, 2023. Kristin A. Dolan is also the founder and was the Chief Executive Officer of 605. 605 provides audience measurement and data analytics services to the Company and its subsidiaries in the ordinary course of business. In August 2022, a subsidiary of Sphere Entertainment entered into a three-year agreement with 605, valued at $750, covering several customer analysis projects per year in connection with events held at the Company’s venues, which was assigned to the Company in connection with the Distribution. Pursuant to this arrangement, the Company recognized $0 and $34 of expense for the three and nine months ended March 31, 2024, respectively. On September 13, 2023, 605 was sold to iSpot.tv, and James L. Dolan and Kristin A. Dolan now hold a minority interest in iSpot.tv. As a result, as of September 13, 2023, 605 is no longer considered to be a related party.
Revenues and Operating Expenses
The following table summarizes the composition and amounts of the transactions with the Company’s affiliates. The significant components of these amounts are discussed below. These amounts are reflected in revenues and operating expenses in the accompanying condensed consolidated statements of operations for the three and nine months ended March 31, 2025 and 2024:

	Three Months		Nine Months Ended
	March 31,		March 31,
	2025	2024	2025	2024
Revenues	$47,709	$46,396	$94,470	$85,185
Operating credits (expenses):
Revenue sharing expenses	$(8,968)	$(8,521)	$(16,963)	$(15,988)
Reimbursement under Arena License Arrangements	10,509	10,959	19,260	19,266
Cost reimbursement from MSG Sports	10,673	9,483	27,353	28,871
Cost reimbursement from Sphere Entertainment	16,350	27,494	62,336	84,171
Other operating expenses, net	(406)	(1,266)	(1,836)	(4,120)
Total operating credits (expenses), net (a)	$28,158	$38,149	$90,150	$112,200
_________________
(a)    Of the total operating credits (expenses), net, $1,145 and $(3) for the three and nine months ended March 31, 2025 and $1,661 and $(895) for the three and nine months ended March 31, 2024, respectively, are included in direct operating expenses in the accompanying condensed consolidated statements of operations, and $27,013 and $90,153 for the three and nine months ended March 31, 2025 and $36,488 and $113,095 for the three and nine months ended March 31, 2024, respectively, are included in selling, general, and administrative expenses in the accompanying condensed consolidated statements of operations.
Revenues
The Company recorded $33,595 and $61,880 of revenues under the Arena License Agreements for the three and nine months ended March 31, 2025, respectively. In addition to the Arena License Agreements, during the three and nine months ended March 31, 2025, the Company’s revenues from related parties primarily reflected amounts earned under sponsorship sales and service representation agreements of $8,227 and $16,892, respectively, and merchandise sharing revenues of $2,547 and $5,518, respectively, with MSG Sports. The Company also earned sublease revenue from related parties of $1,719 and $8,359 during the three and nine months ended March 31, 2025, respectively.
The Company recorded $35,588 and $61,441 of revenues under the Arena License Agreements for the three and nine months ended March 31, 2024, respectively. In addition, during the three and nine months ended March 31, 2024, the Company recorded revenues under sponsorship sales and service representation agreements of $7,234 and $15,503, and merchandise sharing revenues of $2,789 and $5,087, respectively, with MSG Sports. The Company also earned sublease revenue from related parties of $761 and $2,258 during the three and nine months ended March 31, 2024, respectively.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note 13. Additional Financial Information
The following table provides a summary of the amounts recorded as Cash, cash equivalents, and restricted cash:

	As of
	March 31, 2025	June 30, 2024
Cash and cash equivalents	$88,953	$33,255
Restricted cash	521	300
Total cash, cash equivalents, and restricted cash	$89,474	$33,555
The Company’s Cash, cash equivalents, and restricted cash are classified within Level I of the fair value hierarchy as they are valued using observable inputs that reflect quoted prices for identical assets in active markets. The Company’s restricted cash includes cash deposited in escrow and operating accounts. The Company has deposited cash in escrow and operating accounts related to general liability insurance obligations.
Prepaid expenses and other current assets consisted of the following:

	As of
	March 31, 2025	June 30, 2024
Prepaid revenue sharing expense	$62,289	$54,326
Other prepaid expenses	22,893	19,632
Current contract assets	8,812	7,844
Inventory (a)	4,068	3,871
Other	3,694	5,128
Total prepaid expenses and other current assets	$101,756	$90,801
_________________
(a)    Inventory is mostly comprised of food and liquor for the venues.
Other non-current assets consisted of the following:

	As of
	March 31, 2025	June 30, 2024
Unbilled lease receivable (a)	$126,149	$98,473
Investments (b)	6,551	6,320
Deferred costs	6,365	3,649
Other	1,845	1,841
Total other non-current assets	$140,910	$110,283
_________________
(a)    Unbilled lease receivable relates to the amounts recorded under the Arena License Agreement.
(b)     See Note 5. Investments for more information on long-term investments.
Accounts payable, accrued and other current liabilities consisted of the following:

	As of
	March 31, 2025	June 30, 2024
Accounts payable	$20,778	$26,594
Accrued payroll and employee related liabilities	43,337	71,145
Cash due to promoters	68,576	67,697
Accrued expenses and other current liabilities	42,779	38,314
Total accounts payable, accrued and other current liabilities	$175,470	$203,750

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Concentration of Risk

As of March 31, 2025, the Company had no customers that made up 10% or more of Accounts receivable, net on the accompanying condensed consolidated balance sheets. As of June 30, 2024, there was one customer that made up 12% of Accounts receivable, net on the accompanying condensed consolidated balance sheets.
For the three and nine months ended March 31, 2025 and March 31, 2024, the Company had no customers that made up 10% or more of total revenues in the accompanying condensed consolidated statements of operations.
Leases

In February 2025, the Company recognized a right-of-use lease asset of $116,963 and an additional lease obligation of $115,335 as the Company took possession of additional space in its New York corporate office. Subsequently, the Company recognized a partial impairment of $9,700 which was reported in Impairment of long-lived assets for the three and nine months ended March 31, 2025.
Stock Repurchase Program

On March 29, 2023, the Company’s Board of Directors authorized a share repurchase program to repurchase up to $250,000 of the Company’s Class A Common Stock (the “Stock Repurchase Program”). Pursuant to the Stock Repurchase Program, shares of Class A Common Stock may be purchased from time to time in open market or private transactions, block trades or such other manner as the Company may determine in accordance with applicable insider trading and other securities laws and regulations. The timing and amount of purchases will depend on market conditions and other factors. For the three and nine months ended March 31, 2025, the Company repurchased 436,008 and 1,117,601 shares of Class A Common Stock for $14,692 and $39,692, excluding excise tax, respectively. As of March 31, 2025, the Company had approximately $70,000 remaining available under its Stock Repurchase Program for repurchases.
Other (expense) income, net
Other (expense) income, net includes the following:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2025	2024	2025	2024
Net periodic benefit costs (excluding service costs)	$(857)	$(853)	$(2,575)	$(2,556)
Realized and unrealized (loss) gain on investments	(165)	950	(203)	391
Other	73	(19)	15	620
Total other (expense) income, net	$(949)	$78	$(2,763)	$(1,545)
Income Taxes

During the nine months ended March 31, 2025 and March 31, 2024, the Company made income tax payments of $13,453 and $58, respectively.

Income tax expense for the three and nine months ended March 31, 2025 of $7,252 and $43,124, respectively, reflects an effective tax rate of 47% and 40%, respectively. The estimated annual effective tax rate exceeds the statutory federal tax rate of 21% primarily due to state and local taxes and nondeductible officers’ compensation. The Company expects to utilize its net operating losses during Fiscal Year 2025 and as such is a federal taxpayer.
Income tax expense for the three and nine months ended March 31, 2024 of $2 and $397, respectively, reflects an effective tax rate of 0% and 1%. The estimated annual effective tax rate is lower than the statutory federal tax rate of 21% primarily due to a decrease in the valuation allowance, partially offset by state and local taxes.

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
•the level of our revenues, which depends in part on the popularity of the Christmas Spectacular Starring the Radio City Rockettes (the “Christmas Spectacular”), the sports teams whose games are played at Madison Square Garden (“The Garden”) and other events which are presented in our venues, and our ability to attract such events;
•the on-ice and on-court performance of the sports teams whose games we host in our venues;
•the level of our capital expenditures and other investments;
•general economic conditions, especially in the New York City and Chicago metropolitan areas where we have business activities, including the impact of a recession on our business;
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
•activities or other developments that discourage or may discourage congregation at prominent places of public assembly, including our venues;
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
•changes in international trade policies and practices, including tariffs, and the economic impacts, volatility and uncertainty resulting therefrom;
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
•failure of the Company or Sphere Entertainment Co. (together with its subsidiaries, as applicable, “Sphere Entertainment”) to satisfy its obligations under services agreements or agreements entered into in connection with the Distribution; and
•the additional factors described under “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended June 30, 2024 filed with the Securities and Exchange Commission on August 16, 2024 (the “2024 Form 10-K”).
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
Introduction
This MD&A is provided as a supplement to, and should be read in conjunction with, the Company’s unaudited condensed and consolidated financial statements and accompanying notes thereto included in this Quarterly Report on Form 10-Q, as well as the Company’s audited consolidated and combined financial statements and notes thereto as of June 30, 2024 and 2023 and for the three years ended June 30, 2024, 2023 and 2022 (the “Audited Consolidated and Combined Annual Financial Statements”) included in the 2024 Form 10-K, to help provide an understanding of our financial condition, changes in financial condition and results of operations.
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
Results of Operations. This section provides an analysis of our unaudited results of operations for the three and nine months ended March 31, 2025 and 2024.

Liquidity and Capital Resources. This section provides a discussion of our financial condition and liquidity, an analysis of our cash flows for the nine months ended March 31, 2025 and 2024, as well as certain contractual obligations.
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
We manage our business through one reportable segment. The Company’s portfolio of venues includes: The Garden, The Theater at Madison Square Garden, Radio City Music Hall, the Beacon Theatre, and The Chicago Theatre. The Company’s business includes the original production, the Christmas Spectacular. The Company also has an entertainment and sports bookings business, which showcases a broad array of compelling concerts, family shows and special events, as well as a diverse mix of sporting events, for millions of guests annually.
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
Factors Affecting Results of Operations
Our operating results are largely dependent on our ability to attract concerts and other events to our venues, revenues under various agreements entered into with MSG Sports, and the continuing popularity of the Christmas Spectacular. Certain of these factors in turn depend on the popularity and/or performance of the sports teams whose games we host at The Garden.
The Company’s future performance is dependent in part on general economic conditions and the effect of these conditions on our customers. Weak economic conditions may lead to lower demand for suite licenses and tickets to our live productions, concerts, family shows and other events, which would also negatively affect concession and merchandise sales, and lower levels of sponsorship and venue signage. These conditions may also affect the number of concerts, family shows and other events that take place in the future. An economic downturn could adversely affect our business and results of operations.

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
Comparison of the three and nine months ended March 31, 2025 versus the three and nine months ended March 31, 2024.

	Three Months Ended
	March 31,		Change
	2025	2024	Amount	Percentage
Revenues
Revenues from entertainment offerings	$160,214	$146,221	$13,993	10%
Food, beverage, and merchandise revenues	45,808	45,380	428	1%
Arena license fees and other leasing revenue(a)	36,443	36,712	(269)	(1)%
Total revenues	242,465	228,313	14,152	6%
Direct operating expenses
Entertainment offerings, arena license fees, and other leasing direct operating expenses	(107,995)	(112,997)	5,002	4%
Food, beverage, and merchandise direct operating expenses	(30,875)	(29,024)	(1,851)	(6)%
Total direct operating expenses	(138,870)	(142,021)	3,151	2%
Selling, general, and administrative expenses	(52,112)	(53,945)	1,833	3%
Depreciation and amortization	(14,372)	(13,182)	(1,190)	(9)%
Impairment of long-lived assets	(9,700)	—	(9,700)	NM
Restructuring charges	(84)	(2,362)	2,278	96%
Operating income	27,327	16,803	10,524	63%
Interest income	710	341	369	108%
Interest expense	(11,800)	(14,425)	2,625	18%
Other (expense) income, net	(949)	78	(1,027)	NM
Income from operations before income taxes	15,288	2,797	12,491	NM
Income tax expense	(7,252)	(2)	(7,250)	NM
Net income	$8,036	$2,795	$5,241	188%

	Nine Months Ended
	March 31,		Change
	2025	2024	Amount	Percentage
Revenues
Revenues from entertainment offerings	$593,571	$581,025	$12,546	2%
Food, beverage, and merchandise revenues	124,104	127,379	(3,275)	(3)%
Arena license fees and other leasing revenue(a)	70,921	64,787	6,134	9%
Total revenues	788,596	773,191	15,405	2%
Direct operating expenses
Entertainment offerings, arena license fees, and other leasing direct operating expenses	(358,755)	(375,786)	17,031	5%
Food, beverage, and merchandise direct operating expenses	(74,898)	(70,673)	(4,225)	(6)%
Total direct operating expenses	(433,653)	(446,459)	12,806	3%
Selling, general, and administrative expenses	(155,047)	(151,156)	(3,891)	(3)%
Depreciation and amortization	(42,336)	(39,972)	(2,364)	(6)%
Impairment of long-lived assets	(9,700)	—	(9,700)	NM
Restructuring charges	(14)	(14,803)	14,789	100%
Operating income	147,846	120,801	27,045	22%
Interest income	1,447	2,275	(828)	(36)%
Interest expense	(38,798)	(43,761)	4,963	11%
Other expense, net	(2,763)	(1,545)	(1,218)	(79)%
Income from operations before income taxes	107,732	77,770	29,962	39%
Income tax expense	(43,124)	(397)	(42,727)	NM
Net income	$64,608	$77,373	$(12,765)	(16)%
______________________________________________________
(a) Arena license fees and other leasing revenue are recognized on a straight line basis and are comprised of a contractual cash component plus or minus a non-cash component for each period presented. Arena license fees include operating lease revenue of (i) $21,746 and $40,048 collected in cash for the three and nine months ended March 31, 2025, respectively, and $22,372 and $38,610 for the three and nine months ended March 31, 2024, respectively, and (ii) a non-cash portion of $11,848 and $21,833 for the three and nine months ended March 31, 2025 respectively, and $13,216 and $22,831 for the three and nine months ended March 31, 2024, respectively.
NM — Absolute percentages greater than 200% and comparisons from positive to negative values or to zero values are considered not meaningful.
Revenues
Revenues for the three and nine months ended March 31, 2025 increased $14,152 and $15,405, respectively, as compared to the prior year period.
Revenues from Entertainment Offerings
For the three months ended March 31, 2025 the increase in revenues from entertainment offerings was primarily due to (i) higher revenues subject to the sharing of economics with MSG Sports pursuant to the Arena License Agreements of $6,250, (ii) higher revenues from the presentation of the Christmas Spectacular production of $4,907, and (iii) higher revenues from venue-related sponsorship, signage, and suite license fees of $4,628, partially offset by lower event-related revenues of $3,601.

The increase in revenues of $6,250 subject to the sharing of economics with MSG Sports pursuant to the Arena License agreements was primarily due to higher suite license revenues (excluding the portion retained by the Company).

The increase in revenues of $4,907 from the presentation of the Christmas Spectacular production was primarily due to an increase in ticket-related revenue, which reflected higher per-show revenue and, to a lesser extent, five additional performances as compared to the prior year quarter. The increase in per-show revenue was primarily due to higher average per-show attendance and, to a lesser extent, higher average ticket yield as compared to the prior year period.

The increase in revenues of $4,628 from venue-related sponsorship, signage and suite license fees was primarily due to higher suite license revenues (excluding the portion shared with MSG Sports pursuant to the Arena License agreements).

The decrease in event-related revenues of $3,601 was due to (i) lower revenues from concerts of $21,912, which mainly reflects lower per-concert revenues primarily due to a shift in the mix of events at The Garden from promoted events to rentals and a decrease in the number of events at the Company’s venues, partially offset by (ii) higher revenues from other live entertainment and sporting events (excluding the Knicks and Rangers) of $18,311, which was primarily due to higher per-event revenues and an increase in the number of events at the Company’s venues.
For the nine months ended March 31, 2025, the increase in revenues from entertainment offerings was primarily due to (i) higher revenues from the presentation of the Christmas Spectacular production of $20,058, (ii) higher revenues subject to the sharing of economics with MSG Sports pursuant to the Arena License Agreements of $13,429, and (iii) higher revenues from sponsorship and suites of $5,069, which was partially offset by lower event-related revenues of $27,656.
The increase in revenues of $20,058 from the presentation of the Christmas Spectacular production, as compared to the prior year period, was primarily due to higher ticket-related revenues. This reflected higher per-show revenue and, to a lesser extent, an increase in the number of performances as compared to the prior year period. The increase in per-show ticket-related revenues was due to higher average ticket yield and higher average per-show attendance as compared to the prior year period.
The increase in revenues of $13,429 subject to the sharing of economics with MSG Sports pursuant to the Arena License agreements was primarily due to higher suite license revenues (excluding the portion retained by the Company).
The increase in revenues of $5,069 from suites and sponsorship was primarily due to higher suite license revenues (excluding the portion shared with MSG Sports pursuant to the Arena License agreements).
The decrease in event-related revenues of $27,656 was due to lower revenues from concerts of $40,502 which reflects lower per-concert revenues primarily due to a shift in the mix of the events at The Garden from promoted events to rentals, and a decrease in the number of events at The Garden, partially offset by and higher revenues from other live entertainment and sporting events (excluding the Knicks and Rangers) of $12,846, which was primarily due to an increase in the number of events at The Garden and to a lesser extent, higher per-show revenues from other live entertainment and sporting events.
Food, Beverage, and Merchandise Revenues

For the three months ended March 31, 2025, the increase in food, beverage, and merchandise revenues was primarily due to higher food and beverage sales at other live entertainment and sporting events (excluding the Knicks and Rangers), partially offset by lower food and beverage sales at concerts.

The increase in food and beverage sales at other live entertainment and sporting events was due to an increase in the number of events held at the Company’s venues and higher per-event revenues, both as compared to the prior year quarter.

The decrease in food and beverage sales at concerts was primarily due to fewer concerts held at the Company’s venues as compared to the prior year quarter.
For the nine months ended March 31, 2025, the decrease in food, beverage and merchandise revenues was primarily due to (i) lower food and beverage sales at concerts at the Company’s venues as compared to the prior year period, partially offset by (ii) higher food and beverage sales at other live entertainment and sporting events, (iii) higher food, beverage and merchandise sales related to the Christmas Spectacular production, and (iv) higher food and beverage sales at Knicks and Rangers games.
The decrease in food and beverage sales at concerts was due to lower per-concert revenues and, to a lesser extent, fewer concerts at The Garden, both as compared to the prior year period.
The increase in food and beverage sales at other live entertainment and sporting events was due to additional events at The Garden and, to a lesser extent, higher average per-event revenues in the current year period.
The increase in food and beverage sales at Knicks and Rangers games was due to higher average per-game revenues in the current year period, and to a lesser extent, the impact of one combined additional Knicks and Rangers game played at The Garden.
The increase in food, beverage and merchandise sales related to the Christmas Spectacular production was due to higher average per-show revenues and, to a lesser extent, the impact of seven additional shows, both as compared to the prior year period.

Arena License Fees and Other Leasing Revenue
For the three months ended March 31, 2025, the decrease in revenues was due to lower arena license fees from MSG Sports pursuant to the Arena License Agreements due to a combined two fewer Knicks and Rangers games played at The Garden in the current year period, mostly offset by an increase in other leasing revenue.
For the nine months ended March 31, 2025, the increase in revenues was primarily due to other leasing revenue and, to a lesser extent, higher arena license fees from MSG Sports pursuant to the Arena License Agreements due to one combined additional Knicks and Rangers game played at The Garden in the current year period.
In the three and nine months ended March 31, 2025, the Knicks and Rangers played a combined 43 and 80 pre/regular season games at The Garden, respectively, as compared to 45 and 79 combined pre/regular season games, respectively, in the prior year periods.
Direct operating expenses
Direct operating expenses for the three and nine months ended March 31, 2025 decreased $3,151 and $12,806, respectively as compared to the prior year period.
Direct Operating Expenses Associated with Entertainment Offerings, Arena License Fees and Other Leasing

For the three months ended March 31, 2025, the decrease in direct operating expenses associated with entertainment offerings, arena license fees, and other leasing primarily reflects lower event-related expenses of $8,977 and, to a lesser extent, a decrease in venue operating costs of $2,240, partially offset by an increase in direct operating expenses subject to the sharing of economics with MSG Sports pursuant to the Arena License Agreements of $6,589.
The decrease in event-related expenses of $8,977 reflects (i) lower direct operating expenses from concerts of $17,543, mainly due to lower per-concert expenses, primarily as a result of a shift in the mix of events at The Garden from promoted events to rentals and, to a lesser extent, a decrease in the number of events at the Company’s venues partially offset by (ii) higher direct operating expenses from other live entertainment and sporting events (excluding the Knicks and Rangers) of $8,566, primarily due to higher per-event expenses and an increase in the number of events at the Company’s venues.
The decrease in venue operating costs of $2,240 was primarily due to lower employee compensation and benefits and other cost decreases.
The increase in direct operating expenses of $6,589 subject to the sharing of economics with MSG Sports pursuant to the Arena License Agreements primarily reflects direct operating expenses incurred as a result of the increase in suite license fee revenues.
For the nine months ended March 31, 2025, the decrease in direct operating expenses associated with entertainment offerings, arena license fees, and other leasing primarily reflects lower event-related expenses of $26,116 and a decrease in venue operating costs of partially $3,703, offset by an increase in direct operating expenses subject to the sharing of economics with MSG Sports pursuant to the Arena License Agreements of $12,564.
The decrease in event-related expenses of $26,116 reflects (i) lower direct operating expenses from concerts of $35,380, primarily due to lower per-concert expenses due to a shift in the mix of events at The Garden from promoted events to rentals, and (ii) higher direct operating expenses from other live entertainment and sporting events (excluding the Knicks and Rangers) of $9,264.
The decrease in venue operating costs of $3,703 was primarily due to lower variable operating costs.
Direct Operating Expenses Associated with Food, Beverage, and Merchandise
For the three months ended March 31, 2025, the increase in food, beverage and merchandise direct operating expenses was primarily driven by an increase in food and beverage costs related to other live entertainment and sporting events (excluding the Knicks and Rangers), partially offset by a decrease in food and beverage costs related to concerts at the Company’s venues.
For the nine months ended March 31, 2025, the increase in food, beverage and merchandise direct operating expenses was primarily driven by higher food, beverage and merchandise costs related to other live entertainment and sporting events, Knicks and Rangers games at The Garden, and the Christmas Spectacular production, which was partially offset by a decrease in food and beverage costs related to fewer concerts at The Garden.

Selling, general, and administrative expenses
For the three and nine months ended March 31, 2025, selling, general, and administrative expenses decreased $1,833 and increased $3,891, respectively, as compared to the prior year period.
For the three months ended March 31, 2025, the decrease of $1,833 was primarily due to a decrease in employee compensation and benefits partially offset by other net cost increases.
For the nine months ended March 31, 2025, the increase of $3,891 was primarily due to (i) higher rent expense, and (ii) an increase in employee compensation and benefits, including executive management transition costs of $4,562 recognized in the current year period partially offset by (iii) decreases in professional fees and other costs.
Depreciation and amortization
For the three and nine months ended March 31, 2025, depreciation and amortization increased $1,190 and $2,364, respectively, as compared to the prior year period primarily due to the increase in fixed assets in the first and second quarter of Fiscal Year 2025.
Impairment of long-lived assets
For the three and nine months ended March 31, 2025, impairment of long-lived assets increased $9,700, as compared to the prior year period due to impairment losses recognized on the Company’s right-of-use assets due to the decision to stop utilizing one of the floors in its New York office in the third quarter of Fiscal Year 2025.
Restructuring charges
For the three and nine months ended March 31, 2025, restructuring charges decreased $2,278 and $14,789, respectively, as compared to the prior year period, which reflects termination benefits provided in the prior year period due to a workforce reduction of certain executives and employees.
Operating income
For the three and nine months ended March 31, 2025, operating income increased by $10,524 and $27,045, respectively, as compared to the prior year period. The increase in operating income for the three months ended March 31, 2025 was primarily due to an increase in revenues and, to a lesser extent, a decrease in direct operating expenses and restructuring charges, partially offset by an increase in impairment of long-lived assets. The increase in operating income for the nine months ended March 31, 2025 was primarily due to an increase in revenues, a decrease in direct operating expenses and lower restructuring charges, partially offset by an increase in selling, general and administrative expenses and impairment of long-lived assets.
Interest income
For the three and nine months ended March 31, 2025, interest income increased $369 and decreased $828, respectively, as compared to the prior year period. The increase in interest income for the three months ended March 31, 2025 was primarily due to higher average balances in the Company’s cash, cash equivalents and restricted cash for the quarter. The decrease in interest income for the nine months ended March 31, 2025 was primarily due to lower average balances for the first half of Fiscal Year 2025 and lower interest rates in the Company’s cash, cash equivalents and restricted cash.
Interest expense
For the three and nine months ended March 31, 2025, interest expense decreased $2,625 and $4,963, respectively, as compared to the prior year period primarily due to lower average borrowings and lower interest rates under the National Properties Facilities (as defined below under Liquidity and Capital Resources).
Other (expense) income, net
For the three months ended March 31, 2025, other expense, net was $949, as compared to other income, net of $78 in the corresponding prior year period. The change for the three months ended March 31, 2025 was primarily due to (i) a change in unrealized gains to an unrealized loss of $837 associated with the investment in Townsquare Media, Inc., and (ii) a change in unrealized gains to an unrealized loss of $278 associated with the Company’s Executive Deferred Compensation Plan.
For the nine months ended March 31, 2025, other expense, net was $2,763, as compared to $1,545 in the corresponding prior year period. The change for the nine months ended March 31, 2025 was primarily due to (i) the absence of a $1,658 net gain associated with the investment in DraftKings Inc. recognized in the prior period, (ii) a decrease in dividend income of $455 associated with the investment in Townsquare Media, as compared to the prior period, and (iii) a decrease in unrealized gains from the Company’s other investments of $323, as compared to the prior period, partially offset by (iv) a decrease in realized and unrealized loss of $1,232 associated with the investment in Townsquare Media.
Income tax expense
In general, the Company is required to use an estimated annual effective tax rate to measure the tax benefit or tax expense recognized in an interim period. The estimated annual effective tax rate is revised on a quarterly basis.

Income tax expense for the three and nine months ended March 31, 2025 of $7,252 and $43,124, respectively, reflects an effective tax rate of 47% and 40%, respectively. The estimated annual effective tax rate exceeds the statutory federal tax rate of 21% primarily due to state and local taxes and nondeductible officers’ compensation. The Company expects to utilize its net operating losses during Fiscal Year 2025 and as such is a federal taxpayer.
Income tax expense for the three and nine months ended March 31, 2024 of $2 and $397, respectively, reflects an effective tax rate of 0% and 1%, respectively. The estimated annual effective tax rate is lower than the statutory federal tax rate of 21% primarily due to the offset of the valuation allowance, partially offset by state and local taxes.
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
The Company evaluates its performance based on several factors, of which the key financial measure is adjusted operating income (loss), a non-GAAP financial measure. We define adjusted operating income (loss) as operating income (loss) excluding:
(i) depreciation, amortization and impairments of property and equipment, goodwill and other long-lived assets, including right-of-use assets and related lease costs,
(ii) share-based compensation expense,
(iii) restructuring charges or credits,
(iv) merger, spin-off, and acquisition-related costs, including merger-related litigation expenses,
(v) gains or losses on sales or dispositions of businesses and associated settlements,
(vi) the impact of purchase accounting adjustments related to business acquisitions,
(vii) amortization for capitalized cloud computing arrangement costs, and
(viii) gains and losses related to the remeasurement of liabilities under the executive deferred compensation plan.
The Company excludes impairments of long-lived assets, including right-of-use assets and related lease costs, as these expenses do not represent core business operating results of the Company. The Company believes that the exclusion of share-based compensation expense or benefit allows investors to better track the performance of the Company’s business without regard to the settlement of an obligation that is not expected to be made in cash. The Company eliminates merger, spin-off, and acquisition-related transaction costs, when applicable, because the Company does not consider such costs to be indicative of the ongoing operating performance of the Company as they result from an event that is of a non-recurring nature, thereby enhancing comparability. In addition, management believes that the exclusion of gains and losses related to the remeasurement of liabilities under the executive deferred compensation plan, provides investors with a clearer picture of the Company’s operating performance given that, in accordance with GAAP, gains and losses related to the remeasurement of liabilities under the executive deferred compensation plan are recognized in Operating income whereas gains and losses related to the remeasurement of the assets under the executive deferred compensation plan, which are equal to and therefore fully offset the gains and losses related to the remeasurement of liabilities, are recognized in Other (expense) income, net, which is not reflected in Operating income.
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
The following is a reconciliation of operating income to adjusted operating income for the three and nine months ended March 31, 2025 as compared to the prior year periods:

	Three Months Ended
	March 31,		Change
	2025	2024	Amount	Percentage
Operating income	$27,327	$16,803	$10,524	63%
Depreciation and amortization	14,372	13,182	1,190	9%
Impairment of long-lived assets	9,700	—	9,700	NM
Share-based compensation (excluding share-based compensation included in restructuring charges)	6,250	5,611	639	11%
Restructuring charges	84	2,362	(2,278)	(96)%
Amortization for capitalized cloud computing arrangement costs	183	388	(205)	(53)%
Remeasurement of deferred compensation plan liabilities	(45)	191	(236)	NM
Adjusted operating income	$57,871	$38,537	$19,334	50%

	Nine Months Ended
	March 31,		Change
	2025	2024	Amount	Percentage
Operating income	$147,846	$120,801	$27,045	22%
Depreciation and amortization	42,336	39,972	2,364	6%
Impairment of long-lived assets	9,700	—	9,700	NM
Share-based compensation (excluding share-based compensation included in restructuring charges)	21,834	19,561	2,273	12%
Restructuring charges	14	14,803	(14,789)	(100)%
Merger, spin-off, and acquisition-related costs (a)	1,361	2,035	(674)	(33)%
Amortization for capitalized cloud computing arrangement costs	552	836	(284)	(34)%
Remeasurement of deferred compensation plan liabilities	149	389	(240)	(62)%
Adjusted operating income	$223,792	$198,397	$25,395	13%
________________________________________________________
(a)    This adjustment represents non-recurring transaction costs incurred by the Company.
NM — Absolute percentages greater than 200% and comparisons from positive to negative values or to zero values are considered not meaningful.

Liquidity and Capital Resources
Sources and Uses of Liquidity
Our primary sources of liquidity are cash and cash equivalents, cash flows from our business operations and available borrowing capacity under the National Properties Revolving Credit Facility (as defined below). Our principal uses of cash include working capital-related items (including funding our operations), capital spending, debt service, investments and related loans and advances that we may fund from time to time. We may also use cash to continue to repurchase shares of our Class Common A Stock pursuant to the share repurchase program authorized by our Board of Directors on March 29, 2023, of which there was approximately $70,000 remaining as of March 31, 2025. Our decisions as to the use of our available liquidity will be based upon the ongoing review of the funding needs of the business, the optimal allocation of cash resources, and the timing of cash flow generation. To the extent that we desire to access alternative sources of funding through the capital and credit markets, challenging U.S. and global economic and market conditions could adversely impact our ability to do so at that time.
We regularly monitor and assess our ability to meet our net funding and investing requirements. As of March 31, 2025, the Company’s unrestricted cash and cash equivalents balance was $88,953. The principal balance of the Company’s total debt outstanding as of March 31, 2025 was $613,438 and the Company had $131,633 of available borrowing capacity under the National Properties Revolving Credit Facility. We believe we have sufficient liquidity from cash and cash equivalents, available borrowing capacity under our credit facilities and cash flows from operations to fund our operations and satisfy any obligations for the foreseeable future.
Financing Agreements
See Note 9. Credit Facilities, to the financial statements included in “— Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for discussions of the Company’s debt obligations and financing agreements.
National Properties Facilities
General. MSG National Properties, LLC (“MSG National Properties”), MSG Entertainment Holdings, LLC (“MSG Entertainment Holdings”) and certain subsidiaries of MSG National Properties are party to a credit agreement dated June 30, 2022 (as amended, the “National Properties Credit Agreement”) with JP Morgan Chase Bank, N.A., as administrative agent and the lenders and L/C issuers party thereto, providing for a five-year, $650,000 senior secured term loan facility (the “National Properties Term Loan Facility”) and a five-year, $150,000 revolving credit facility (the “National Properties Revolving Credit Facility” and, together with the National Properties Term Loan Facility, the “National Properties Facilities”). Up to $25,000 of the National Properties Revolving Credit Facility is available for the issuance of letters of credit. As of March 31, 2025, outstanding letters of credit were $18,367 and the remaining balance available under the National Properties Revolving Credit Facility was $131,633.
Interest Rates. Borrowings under the current National Properties Facilities bear interest at a floating rate, which at the option of MSG National Properties may be either (a) a base rate plus an applicable margin ranging from 1.50% to 2.50% per annum, determined based on the total leverage ratio of MSG National Properties and its restricted subsidiaries, or (b) adjusted Term SOFR (i.e., Term SOFR plus 0.10%) plus an applicable margin ranging from 2.50% to 3.50% per annum, determined based on the total leverage ratio of MSG National Properties and its restricted subsidiaries. The National Properties Credit Agreement requires MSG National Properties to pay a commitment fee ranging from 0.30% to 0.50% in respect of the daily unused commitments under the National Properties Revolving Credit Facility. MSG National Properties is also required to pay customary letter of credit fees, as well as fronting fees, to banks that issue letters of credit pursuant to the National Properties Credit Agreement. The interest rate on the National Properties Facilities as of March 31, 2025 was 6.92%.
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

Covenants. The National Properties Credit Agreement includes financial covenants requiring MSG National Properties and its restricted subsidiaries to maintain a specified minimum liquidity level, a specified minimum debt service coverage ratio and a specified maximum total leverage ratio. The minimum liquidity level is set at $50,000, and is tested based on the level of average daily liquidity, consisting of cash and cash equivalents and available revolving commitments, over the last month of each quarter over the life of the National Properties Facilities. The debt service coverage ratio covenant began testing in the fiscal quarter ended December 31, 2022, and was set at a ratio of 2:1 before stepping up to 2.5:1 in the fiscal quarter ended September 30, 2024. The leverage ratio covenant began testing in the fiscal quarter ended June 30, 2023. It is tested based on the ratio of MSG National Properties and its restricted subsidiaries’ consolidated total indebtedness to adjusted operating income, with an initial maximum ratio of 6:1, which stepped down to 5.5:1 in the fiscal quarter ended June 30, 2024 and steps down to 4.5:1 in the fiscal quarter ending June 30, 2026. As of March 31, 2025, MSG National Properties and its restricted subsidiaries were in compliance with the covenants of the National Properties Credit Agreement.
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
Guarantors and Collateral. All obligations under the National Properties Facilities are guaranteed by MSG Entertainment Holdings and MSG National Properties’ existing and future direct and indirect domestic subsidiaries, other than the subsidiaries that own The Garden and certain other excluded subsidiaries (the “Subsidiary Guarantors”). All obligations under the National Properties Facilities, including the guarantees of those obligations, are secured by certain of the assets of MSG National Properties and the Subsidiary Guarantors (collectively, “Collateral”) including, but not limited to, a pledge of some or all of the equity interests held directly or indirectly by MSG National Properties in each Subsidiary Guarantor. The Collateral does not include, among other things, any interests in The Garden or the leasehold interests in Radio City Music Hall or the Beacon Theatre.
Contractual Obligations
During the nine months ended March 31, 2025, the Company did not have any material changes in its non-cancelable contractual obligations (other than activities in the ordinary course of business). See Note 6. Property and Equipment, Net and Note 8. Commitments and Contingencies, to the financial statements included in “— Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for further details on the Company’s contractual obligations.
Cash Flow Discussion
As of March 31, 2025, cash, cash equivalents and restricted cash totaled $89,474, as compared to $33,555 as of June 30, 2024. The following table summarizes the Company’s cash flow activities for the nine months ended March 31, 2025 and 2024:

	Nine Months Ended
	March 31,
	2025	2024
Net cash provided by operating activities	$142,308	$111,054
Net cash used in investing activities	(19,379)	(72,625)
Net cash used in financing activities	(67,010)	(94,476)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$55,919	$(56,047)
Operating Activities
Net cash provided by operating activities for the nine months ended March 31, 2025 increased by $31,254 as compared to the prior year period, primarily due to an increase in Net income adjusted for non-cash items of $22,679, and an increase in cash flows from changes in working capital of $8,575. The increase in cash flows from changes in working capital was primarily driven by (i) a smaller increase in accounts receivable as compared to the prior year period, due to the timing of cash collections, and (ii) an increase in the net operating lease liabilities in the current year period, as the Company took possession of additional office space in New York. These increases were partially offset by (iii) negative net cash outflows from related party receivables and payables, due to the timing and settlement of the underlying related party transactions, (iv) a decrease in accounts payable, due to the timing of payments to vendors, (v) a decrease in accrued and other current and non-current liabilities, primarily as a result of timing of settlements with promoters, and (vi) a smaller increase in deferred revenue, due to the timing of billing and recognition of suite license and sponsor signage revenues, in each case as compared to the nine months ended March 31, 2024.
Investing Activities
Net cash used in investing activities for the nine months ended March 31, 2025 decreased by $53,246 to $19,379 as compared to the prior year period primarily due to (i) the absence of a loan to a related party under the delayed draw term loan facility, partially offset by fewer proceeds received from the sale of investments in the current year period as compared to the prior year period.
Financing Activities
Net cash used in financing activities for the nine months ended March 31, 2025 decreased by $27,466 to $67,010 as compared to the prior year period primarily due to (i) a decrease in principal debt repayments, and (ii) a decrease in stock repurchases, partially offset by (iii) a decrease in proceeds received from the National Properties Revolving Credit Facility.
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
Potential Interest Rate Risk Exposure
The Company, through its subsidiary, MSG National Properties, is subject to potential interest rate risk exposure related to borrowings incurred under its credit facilities. Changes in interest rates may increase interest expense payments with respect to any borrowings incurred under these credit facilities. The effect of a hypothetical 200 basis point increase in floating interest rate prevailing as of March 31, 2025 and continuing for a full year would increase the Company’s interest expense on the outstanding amounts under the credit facilities by $12,269.
Item 4. Controls and Procedures
Our management, with the participation of our Executive Chairman and Chief Executive Officer and our Executive Vice President and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, our Executive Chairman and Chief Executive Officer and our Executive Vice President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2025.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
The Company is a defendant in various lawsuits. Although the outcome of these lawsuits cannot be predicted with certainty (including the extent of available insurance, if any), management does not believe that resolution of these lawsuits will have a material adverse effect on the Company.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On March 29, 2023, the Company’s Board of Directors authorized a share repurchase program to repurchase up to $250 million of the Company’s Class A Common Stock (the “Stock Repurchase Program”). Pursuant to the Stock Repurchase Program, shares of Class A Common Stock may be purchased from time to time in open market or private transactions, block trades or such other manner as the Company may determine in accordance with applicable insider trading and other securities laws and regulations. The timing and amount of purchases will depend on market conditions and other factors. For the nine months ended March 31, 2025, the Company repurchased 1,117,601 shares of Class A Common Stock for approximately $40 million. As of March 31, 2025, the Company had approximately $70 million remaining available for repurchases under the Stock Repurchase Program.
The following table provides information with respect to the Company’s purchases of its Class A Common Stock during the quarter ended March 31, 2025:

Period	Total Number of Shares Purchased	Average Price Paid per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Fair Value of Shares that May Yet Be Purchased Under the Program
January 2025	—	$—	—	$84,488,503
February 2025	—	—	—	84,488,503
March 2025	436,008	33.70	436,008	69,796,313
	436,008	$33.70	436,008	$69,796,313
_________________
(a)    The average price paid per share excludes excise tax.
Item 6. Exhibits

(a) Index to Exhibits

EXHIBIT NO.	DESCRIPTION
10.1
Employment Agreement, dated as of April 7, 2025, between Madison Square Garden Entertainment Corp. and David Collins (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 9, 2025). †

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
101
The following materials from the Madison Square Garden Entertainment Corp. Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of operations, (iii) condensed consolidated statements of comprehensive income, (iv) condensed consolidated statements of cash flows, (v) condensed consolidated statements of equity (deficit), and (vi) notes to condensed consolidated financial statements.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 formatted in Inline XBRL and contained in Exhibit 101.
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

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 6th day of May 2025.

Madison Square Garden Entertainment Corp.

By:	/s/ LAYTH TAKI
	Name:	Layth Taki
	Title:	Senior Vice President, Controller and Principal Accounting Officer