Form 10-K
period 2025-06-30
Madison Square Garden Entertainment Corp.
filed 2025-08-13
CIK 1952073

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2025
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to _____________
Commission File Number: 001-41627
MADISON SQUARE GARDEN ENTERTAINMENT CORP.
(Exact name of registrant as specified in its charter)

Nevada	92-0318813
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Two Penn Plaza,	New York,	NY	10121
(Address of principal executive offices)			(Zip Code)

Registrant’s telephone number, including area code: (212) 465-6000
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock	MSGE	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The aggregate market value of the voting and non-voting common equity held by non-affiliates of Madison Square Garden Entertainment Corp. computed by reference to the price at which the common equity was last sold on the New York Stock Exchange as of December 31, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $1.41 billion.
Number of shares of common stock outstanding as of July 31, 2025:

Class A Common Stock par value $0.01 per share	—	40,593,104
Class B Common Stock par value $0.01 per share	—	6,866,754
Documents incorporated by reference — Certain information required for Part III of this report is incorporated herein by reference to the proxy statement for the 2025 annual meeting of the Company’s stockholders, expected to be filed within 120 days after the close of our fiscal year.

PART I
Item 1. Business
Madison Square Garden Entertainment Corp. is a Nevada corporation with its principal executive offices at Two Pennsylvania Plaza, New York, NY, 10121. Unless the context otherwise requires, all references to “we,” “us,” “our,” “MSG Entertainment” or the “Company” refer collectively to Madison Square Garden Entertainment Corp., a holding company, and its direct and indirect subsidiaries. We conduct substantially all of our business activities discussed in this Annual Report on Form 10-K through MSG Entertainment Holdings, LLC and its direct and indirect subsidiaries.
The Company was originally incorporated in the state of Delaware on September 15, 2022 as a direct, wholly-owned subsidiary of Sphere Entertainment Co. (“Sphere Entertainment”), formerly known as Madison Square Garden Entertainment Corp. On March 29, 2023, Sphere Entertainment’s board of directors approved the distribution of approximately 67% of the outstanding common stock of the Company to its stockholders (the “MSGE Distribution”), with Sphere Entertainment retaining approximately 33% of the outstanding common stock of the Company (in the form of our Class A common stock, $0.01 par value per share (“Class A common stock”)) (the “MSGE Retained Interest”) immediately following the MSGE Distribution, which occurred on April 20, 2023 (the “MSGE Distribution Date”). The Company owns the traditional live entertainment business previously owned and operated by Sphere Entertainment through its Entertainment business segment, excluding the Sphere business (which was retained by Sphere Entertainment after the MSGE Distribution Date). Following the completion of the secondary offering by Sphere Entertainment of the Company’s Class A common stock on September 22, 2023, Sphere Entertainment no longer owns any of the Company’s outstanding common stock. On June 9, 2025, the Company completed its conversion from a corporation organized under the laws of the State of Delaware to a corporation organized under the laws of the State of Nevada.
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
The Company reports on a fiscal year basis ending on June 30th. In this Annual Report on Form 10-K, the fiscal years ended on June 30, 2025, 2024, 2023, 2022, 2021, and 2020 are referred to as “Fiscal Year 2025,” “Fiscal Year 2024,” “Fiscal Year 2023,”Fiscal Year 2022,” “Fiscal Year 2021,” and “Fiscal Year 2020,” respectively, and the fiscal year ending June 30, 2026 is referred to as “Fiscal Year 2026.”
Overview
MSG Entertainment is a leader in live entertainment experiences, comprised of iconic venues and marquee entertainment content. Utilizing the Company’s powerful brands and live entertainment expertise, the Company delivers unique experiences that set the standard for excellence and innovation while forging deep connections with diverse and passionate audiences. As of June 30, 2025, we managed our business through one reportable segment.
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
•Offering best-in-class premium hospitality products. The Company offers a wide array of premium corporate hospitality offerings that cater to a variety of audiences. For example, The Garden has a range of suite and club products, including 23 Event Level spaces, consisting of 22 suites and an event level club, 58 Lexus Level suites, 18 Infosys Level suites, the Madison Club, the Chase Lounge, and the HUB Loft. These suites and clubs — which provide exclusive private spaces, first-class amenities and some of the best seats in The Garden — are primarily licensed to corporate customers with the majority being multi-year agreements with annual escalators. Through our long-term arena license agreements (the “Arena License Agreements”) with MSG Sports, we also offer suite holders access to MSG Sports’ premium live sporting events. We believe the strength of our product and content offerings, along with the continued importance of corporate hospitality to our partners, position us well with regard to ongoing renewal and new sales activity. We also plan to explore enhancing and expanding our premium hospitality offerings, which would create new monetization opportunities for the Company.
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
Specifically, the Company produces, presents and hosts a variety of live entertainment events, such as concerts, sporting events, family shows, performing arts events, special events and the wholly-owned Christmas Spectacular production which features the world-famous Radio City Rockettes (the “Rockettes”). In addition, the Company hosts two of the most recognized franchises in professional sports — the NBA’s Knicks and the NHL’s Rangers. These live events are held at the Company’s venues: The Garden, The Theater at Madison Square Garden, Radio City Music Hall, the Beacon Theatre, and The Chicago Theatre. With seating capacities and configurations that range from 2,800 to 21,000, our diverse collection of venues enables us to showcase a multitude of acts and events that cover a wide spectrum of genres to diverse audiences. In Fiscal Year 2025, we hosted nearly 6 million guests at more than 975 events.

Our Bookings Business
Live Entertainment
Our Company is an established industry leader that books a wide variety of live entertainment events in our venues, which perennially include some of the biggest names in music and entertainment. Over the last several years, our venues have been key destinations for artists such as Eagles, The Killers, Drake, Dua Lipa, Bruce Springsteen, David Gilmour, Madonna, Harry Styles, Tate McCrae, Phish, Dave Matthews Band, Sabrina Carpenter, Andrea Bocelli, Paul Simon, Hugh Jackman, John Mayer, Tyler, the Creator, P!nk, Chris Stapleton, Olivia Rodrigo, Billie Eilish, Sebastian Maniscalco, Kevin Hart, Trevor Noah and Dave Chappelle.

In addition, we have successfully developed new ways to increase the utilization of our venues, while creating unique experiences for artists and fans with our various residencies — including The Garden’s first music franchise: Billy Joel at The Garden, which concluded in July 2024. This extraordinary residency began in January 2014 and concluded with Billy Joel’s 150th lifetime performance at The World’s Most Famous Arena. The Company’s other residencies include Jerry Seinfeld at the Beacon Theatre, who holds the record for the most performances by any comedian at the historic venue; Seth Meyers & John Oliver at the Beacon Theatre; and Hugh Jackman at Radio City Music Hall. The Company has also in recent years successfully created other unique bookings and residencies across its portfolio of venues, including the multi-year, dual-city residency of Tedeschi Trucks Band at both the Beacon Theatre and The Chicago Theatre, as well as Dave Chappelle at Radio City Music Hall, Phish’s 13-night “Baker’s Dozen” run at The Garden, Ali Wong at the Beacon Theatre, Tina Fey & Amy Poehler at the Beacon Theatre, Trey Anastasio’s eight-week virtual residency at the Beacon Theatre — a first for the Company — and Harry Styles’ 15-night run at The Garden.

Our venues also attract family shows and theatrical productions, which have included: ANNIE, ‘Twas the Night Before… by Cirque du Soleil and Paw Patrol Live!, all of which have played at both The Chicago Theatre and The Theater at Madison Square Garden. Other significant events that have taken place at our venues include the GRAMMY Awards, the Tony Awards, Saturday Night Live’s 50th anniversary concert, the MTV Video Music Awards, New York Comic Con, Tribeca Festival events and the final season premieres of both HBO’s Game of Thrones and STARZ’s POWER. We have also hosted appearances by luminaries such as His Holiness Pope Francis, His Holiness the Dalai Lama and the Prime Minister of India, Narendra Modi, along with graduations, television upfronts, product launches and film premieres.

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
Our Company also promotes, produces and/or presents a broad array of other live sporting events, including professional boxing, mixed martial arts, college basketball, college hockey, professional bull riding, tennis and wrestling. Many of these events are among the most popular in our history and are perennial highlights on our annual sports calendar, as well as some of The Garden’s longest-running associations.

Professional boxing has a storied history at Madison Square Garden, dating back to 1882. Many of boxing’s titans have stepped into the Garden ring, including: Joe Louis, Rocky Marciano, Sugar Ray Robinson, Willie Pep, Emile Griffith, George Foreman, Roberto Duran, Oscar De La Hoya, Sugar Ray Leonard, Lennox Lewis, Roy Jones, Jr., Mike Tyson, Evander Holyfield, Miguel Cotto and Wladimir Klitschko. The Garden famously hosted Muhammad Ali and Joe Frazier’s 1971 “Fight of the Century,” considered among the greatest sporting events in modern history.
In Fiscal Year 2022, boxing history was made once again when Katie Taylor and Amanda Serrano became the first women to headline a boxing event at The Garden. The two boxing icons returned on July 11, 2025 for another event when their highly anticipated trilogy bout headlined the first-ever all-female boxing card at The Garden.

Since the return of professional mixed martial arts to New York State in 2016, Madison Square Garden has become a premier destination for major Ultimate Fight Championship (“UFC”) events. The Garden has played host to some of the sport’s most iconic moments, including UFC 205 - Connor McGregor vs. Eddie Alvarez; UFC 281 - Israel Adesanya vs. Alex Pereira; UFC 295 - Jiří Procházka vs. Alex Pereira and UFC 309 - Jon Jones vs. Stipe Miocic. Each were sold-out box-office successes reinforcing The Garden’s reputation as stage for combat sports.

College sports have been a mainstay at The Garden for decades, with college basketball being featured at The World’s Most Famous Arena for nearly 90 years. For the 43rd consecutive year, Madison Square Garden hosted the annual Big East Tournament in March 2025, which saw St. John’s University win its first Big East Championship in 25 years. MSG Entertainment and the Big East Conference have been partners since the Tournament was first played at the iconic venue in 1983, and have extended the partnership through 2032, ensuring the Tournament continues to be college basketball’s longest-running post-season championship held at the same location. In addition, St. John’s University has called The Garden its “home away from home,” at the venue for decades. The Garden also continues to build its college hockey tradition with popular biennial events Red Hot Hockey featuring Cornell University vs. Boston University, and Frozen Apple pitting Cornell against top programs such as Michigan, Penn State, New Hampshire, Harvard, UConn and Quinnipiac.

The Madison Square Garden Complex also hosted professional darts via the US Darts Masters and the North American Championship at The Theater at Madison Square Garden in 2022, which also marked the first time a professional darts championship was held in New York City. After the successful inaugural year, the event returned to The Theater at Madison Square Garden for three additional years.

Other world-class sporting events have included the NBA All-Star Game in 2015, and the NCAA Division I Men’s Basketball East Regional Finals, which The Garden hosted in 2014, 2017 and 2023, with its scheduled return in 2027.

Our Productions
One of the Company’s core properties, the Christmas Spectacular — which runs exclusively at Radio City Music Hall and features the world-famous Rockettes — has been performed at Radio City since the show’s inception in 1933. This production has become a tradition for many, creating a holiday touchstone that generations of fans want to return to, time and again. The show’s enduring popularity is driven by the incomparable Rockettes, admired for their iconic style of dance, talent and athleticism, as well as their unity both on and off the stage. The Rockettes celebrated their 100th anniversary in calendar year 2025, a major milestone for the longest-running precision dance company in America.

In Fiscal Year 2025, the production returned for its 91st year — selling approximately 1.1 million tickets across 200 performances and serving as a source of joy and inspiration for fans of all ages. The Rockettes perform in nine numbers throughout the 90-minute production — with more technically complex and different styles of dance than ever before.
We acquired the rights to the Christmas Spectacular in 1997, and those rights are separate from, and do not depend on the continuation of, our lease of Radio City Music Hall. We also hold rights to the Rockettes brand in the same manner. We lease Radio City Music Hall pursuant to a long-term lease agreement. See “Our Venues — Radio City Music Hall.”
The Company believes it has a significant and unique asset in the Rockettes and continues to strengthen and broaden the Rockettes brand by targeting the most prominent and effective vehicles that elevate their visibility and underscore their reputation as beloved American cultural icons. We continue to pursue opportunities to generate greater brand awareness, including through television, social media and public appearances and dance education offerings. The Rockettes have appeared or performed at high-profile events and award shows, including Presidential Inaugurations, Macy’s Thanksgiving Day Parade, Macy’s 4th of July Fireworks event, “Christmas in Rockefeller Center” Tree Lighting, New Year’s Eve Times Square Ball Drop, Tony Awards, MTV Video Music Awards, World Pride events, and television shows and holiday specials (Saturday Night Live, America’s Got Talent, Project Runway, The Kacey Musgraves Christmas Show, Mariah Carey: Merry Christmas to All!, Jimmy Fallon’s Holiday Seasoning Spectacular, TODAY Show, Live with Kelly and Mark and The Tonight Show Starring Jimmy Fallon), among many others. In November 2022, the Rockettes were featured in Hallmark Channel’s movie, “A Holiday Spectacular,” which was shot in part on location at Radio City Music Hall and debuted as part of the network’s Countdown to Christmas programming.

We are also committed to ensuring that the best dancers from all backgrounds can become Rockettes, and are actively strengthening our relationships within the dance community, expanding where we hold scouting sessions, and opening education and training opportunities to more dancers through our dancer development program – including Rockettes Conservatory and the recently launched Rockettes Preparatory. Held at Radio City Music Hall in the summertime, Rockettes Conservatory and Rockettes Preparatory are no-fee, invite-only intensive training programs that provide invited dancers with the opportunity to learn the Rockettes Precision Dance Technique from the Rockettes themselves, with Conservatory hosting more advanced, pre-professional dancers and Preparatory training dancers who are new to the precision style. The dancer development program was designed as an investment in promising dancers’ futures, and in addition to becoming a multi-step talent pipeline for future Rockettes, it is intended to ensure the dance company continues to evolve by attracting the best dancers. The dance company continues to foster relationships with a variety of dance organizations, including The Ailey School, Dance Theatre of Harlem, Harlem School of the Arts, International Association of Blacks in Dance and The Chloé and Maud Foundation, to provide program support, introduce staff and students to the unique world of precision dance and actively engage with dancers for our dancer development program.
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
The Garden
The Garden has been a celebrated center of New York life since it first opened its doors in 1879. Over its 146-year history, there have been four Garden buildings, each known for showcasing the best of the era’s live sports and entertainment offerings. We believe that The Garden has come to epitomize the power and passion of live sports and entertainment to people around the world, with an appearance at The Garden often representing a pinnacle of an athlete’s or performer’s career. Known as The World’s Most Famous Arena, The Garden has been the site of some of the most memorable events in sports and entertainment, and together with The Theater at Madison Square Garden, has hosted hundreds of events and millions of visitors each year. Music industry subscribers to the trade magazine Pollstar have voted The Garden “Arena of the Year” 23 times since the inception of the awards in 1989. The Garden also regularly ranks as the highest-grossing entertainment venue of its size in the world based on Billboard magazine’s mid-year and year-end rankings. The venue was ranked number one worldwide three of the last five years for venues with a capacity over 15,001, according to Billboard’s year-end rankings.

Over The Garden’s history, it has been the setting for countless “big events,” inspired performances and one-of-a-kind moments that have helped define sports, entertainment and culture. Highlights include “The Fight of the Century” between Muhammad Ali and Joe Frazier in 1971, the 1970 Knicks’ NBA Championship, the Rangers’ 1994 Stanley Cup Championship, three Democratic National Conventions and one Republican National Convention, Marilyn Monroe’s famous birthday serenade to President John F. Kennedy, Frank Sinatra’s “Main Event” concert in 1974, the only U.S. concerts from the reunited Cream, the 25th Anniversary Rock and Roll Hall of Fame concerts, the 60th Annual Grammy Awards, and Billy Joel’s record-breaking 150 lifetime performances at The Garden. In September 2015, His Holiness Pope Francis celebrated Mass at The Garden as part of his successful U.S. visit, which marked the first time a current pope has visited The Garden since Pope John Paul II in 1979. The Garden has also hosted four prominent benefit concerts, which galvanized the public to respond to national and global crises, including the first of its kind, “The Concert for Bangladesh” in 1972, as well as “The Concert for New York City,” following the events of 9/11; “From the Big Apple to the Big Easy,” held after Hurricane Katrina in 2005; and “12-12-12, The Concert for Sandy Relief” in 2012. In February 2020, To Kill a Mockingbird became the first-ever Broadway play to perform at The Garden with an entirely free performance for 18,000 New York City public school students. The Garden also continues to be home to two of MSG Sports’ professional sports franchises — the Knicks and Rangers.

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
The Theater at Madison Square Garden
The Theater at Madison Square Garden, which has approximately 5,600 seats, opened as part of the fourth Madison Square Garden Complex in 1968. Since then, some of the biggest names in live entertainment have performed at The Theater at Madison Square Garden, including The Who, Diana Ross, Elton John, James Taylor, Mary J. Blige, Pentatonix, John Legend, Karol G, Ellie Goulding, Chris Rock, Neil Young, Bill Maher, Jerry Seinfeld, Tyler, the Creator, J Balvin, Ricky Gervais, Nicky Jam, Aziz Ansari, Alejandro Sanz, Bert Kreischer and Van Morrison. The Theater at Madison Square Garden has also been the site for several boxing events including the inaugural World Championships of the Professional Fighters League, as well as the NBA and NFL Drafts. In addition, it has hosted various product launches, upfronts, award shows, and other special events such as Wheel of Fortune and audition shows for America’s Got Talent, as well as a variety of theatrical productions and family shows, including ANNIE, ’Twas the Night Before… by Cirque du Soleil, A Christmas Story, Elf The Musical, Paw Patrol Live! and Sesame Street Live!.

Radio City Music Hall
Radio City Music Hall has a rich history as a national theatrical and cultural mecca since it was first built by theatrical impresario S.L. “Roxy” Rothafel in 1932. Known as “The Showplace of the Nation,” it was the first building in the Rockefeller Center complex and, at the time, the largest indoor theater in the world. Radio City Music Hall, a venue with approximately 6,000 seats, hosts concerts, family shows and special events, and is home to the Christmas Spectacular. See “— Our Productions.” Over its history, entertainers who have graced the Great Stage include: Tony Bennett, Aretha Franklin, Lady Gaga, Brian Wilson, Harry Styles, Diana Ross, Olivia Rodrigo, Josh Groban, Mariah Carey, Lorde, Nine Inch Nails, Trey Anastasio, Khalid, Christina Aguilera, Britney Spears, The Weeknd, Hasan Minhaj, Billie Eilish, Sebastian Maniscalco, Jim Gaffigan, David Gilmour and Dave Chappelle. Radio City Music Hall was recognized by Pollstar magazine as Theatre of the Decade for 2009-2019 and regularly ranks as the highest-grossing entertainment venue of its size in the world, based on Billboard magazine’s mid-year and year-end rankings. The venue has ranked number one worldwide eight of the last ten years for venues with capacities of 5,001 to 10,000, including in calendar year 2024, according to Billboard’s year-end rankings.

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

In August 2008, the Beacon Theatre was closed for a seven-month restoration project to return the theater to its original 1929 grandeur. The restoration of the Beacon Theatre focused on all historic, interior public spaces of the building, backstage and back-of-house areas, and was based on extensive historic research, as well as detailed, on-site examination of original, decorative painting techniques that had been covered by decades-old layers of paint. The Beacon Theatre has won several architectural awards recognizing its outstanding restoration. The widely acclaimed, comprehensive restoration was similar to our restoration of Radio City Music Hall and reflects our commitment to New York City. The Beacon Theatre regularly ranks as one of the highest-grossing entertainment venues of its size in the world, including the number two venue of its size in calendar year 2024, based on Billboard magazine’s mid-year and year-end rankings.
In December 2021, the Company extended the term of our lease on the Beacon Theatre through December 31, 2036, with an option to renew for an additional 10 years by providing notice prior to expiration.
The Chicago Theatre
In October 2007, to provide us with an anchor for content and distribution in a key market in the Midwest, we purchased The Chicago Theatre, a legendary venue with approximately 3,600 seats. The Chicago Theatre, which features its famous six-story-high “C-H-I-C-A-G-O” marquee, was built in 1921 and designed in the French Baroque style by architects Cornelius W. Rapp and George L. Rapp. It is the oldest surviving example of this architectural style in Chicago today and was designated a Chicago landmark building in 1983.
The Chicago Theatre has become a highly attractive destination for concerts, comedy shows and other live events, hosting a wide range of entertainers, including Bob Dylan, Mumford & Sons, David Byrne, Ed Sheeran, Wilco, Neil Young, Diana Ross, Madonna, Jerry Seinfeld, Janet Jackson, Elvis Costello, Bob Weir, Jim Gaffigan, Conan O’Brien, Amy Schumer, Steely Dan and Brett Eldredge. The venue has also hosted theatrical tours such as ANNIE, ’Twas the Night Before… by Cirque du Soleil, A Christmas Story, The Wizard of Oz, Paw Patrol Live! and Dr. Seuss’ How The Grinch Stole Christmas! The Musical. The Chicago Theatre regularly ranks as one of the highest-grossing entertainment venues of its size in the world, including a top five venue of its size in calendar year 2024, based on Billboard magazine’s mid-year and year-end rankings.
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
Our Community
The Company actively engages with and supports the communities we serve through a variety of important initiatives. The Company’s 2024 Corporate Social Responsibility Report can be found on our website under “Our Community.”

We are proud to play a leadership role organizing extraordinary events such as opening The Garden to the “12-12-12” benefit concert organized post-Superstorm Sandy, which raised more than $50 million for hurricane victims. In February 2020, The Garden opened its doors to 18,000 New York City public school students for an exclusive, free performance of the Broadway production of To Kill a Mockingbird. In addition to these events, the Company provides funding annually to various non-profit organizations across the country, as well as in-kind contributions such as tickets, promotional items and food to schools, charities and community-based organizations in the local area. During the COVID-19 pandemic, the Company worked with dozens of local restaurants and charities to donate approximately 200,000 meals to families in need. The Company is also dedicated to affecting positive change through other social impact and cause-related initiatives including philanthropic food and other in-kind donations. For example, we partnered with MSG Sports to host various theme nights during Knicks and Rangers games throughout the season and invited our employee resource groups (“ERGs”), which are open to all employees, to participate: Asian Americans and Pacific Islanders (AAPI), Black, LatinX, PRIDE, Veterans, and Women.

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
The data protection landscape continues to evolve in the United States. As our operations and business grow, we may become subject to or affected by new or additional data protections laws and regulations and face increased scrutiny or attention from regulatory authorities. For example, California passed a comprehensive data privacy law, the California Consumer Privacy Act of 2018 (the “CCPA”), and numerous other states, including New Jersey, Virginia, Colorado, Utah and Connecticut have also passed similar laws, and additional states may do so in the near future. Additionally, the California Privacy Rights Act (the “CPRA”) imposes additional data protection obligations on covered businesses, including additional consumer rights procedures and obligations, limitations on data uses, new audit requirements for higher risk data, and constraints on certain uses of sensitive data. Further, there are several legislative proposals in the United States, at both the federal and state level, that could impose new privacy and security obligations.
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
Talent
As of June 30, 2025, we had approximately 1,200 full-time union and non-union employees and approximately 5,400 part-time union and non-union employees.
We are committed to fostering a strong, inclusive workplace community where all employees feel supported, valued and empowered to grow. Our approach includes:
A culture of accountability: Our performance management practices promote transparency, accountability, and alignment with our business goals. Through ongoing, actionable feedback and development-focused conversations, we support individual growth and recognize contributions at every level. Continuous learning is also promoted and supported through an online learning platform and tuition assistance.
Supporting total well-being: Our benefit offerings are designed to meet the range of needs of our diverse workforce and include: domestic partner coverage, an employee assistance program which also provides assistance with child and elder care resources, legal support, pet insurance, wellness programs and financial planning seminars. These resources are intended to support the physical, emotional and financial well-being of our employees.
Meaningful employee engagement programs: We invest in meaningful programming that builds connections, recognition, and a sense of belonging across our workforce. From culture-focused campaigns and milestone celebrations to our ERGs and employee recognition, these efforts reinforce our shared purpose of making the unforgettable happen.
As of June 30, 2025, approximately 71% of our employees were represented by unions. Approximately 11% of such union employees are subject to collective bargaining agreements (“CBAs”) that expired as of June 30, 2025 and approximately 36% are subject to

CBAs that will expire by June 30, 2026 if they are not extended prior thereto. Labor relations can be volatile, though our current relationships with our unions taken as a whole are positive. We have from time to time faced labor action or had to make contingency plans because of threatened or potential labor actions.
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
Our business competes, in certain respects and to varying degrees, with other leisure-time activities and entertainment options, such as television, radio, motion pictures, sporting events, music festivals and other live performances, restaurants and nightlife venues, the Internet, social media and social networking platforms, and online and mobile services, including sites for online content distribution, video on demand and other alternative sources of entertainment and information, in addition to competing for concerts, family shows, sporting events and other events with other event venues, for total entertainment dollars in our marketplace.
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
The financial results of our business are dependent on the Christmas Spectacular production, for which the 2024 production represented 18% of our revenues in Fiscal Year 2025. Fan and consumer tastes also change frequently and it is a challenge to anticipate what will be successful at any point in time. The popularity of the Christmas Spectacular has in the past declined, for example, as a result of the COVID-19 pandemic, and if it were to decline in the future (including, for example, due to an economic downturn or another pandemic or other public health emergency), our revenues from ticket sales and concession and merchandise sales would decline, possibly materially as they did during the COVID-19 pandemic, and we might not be able to replace the lost revenue with revenues from other sources.
As a result of our commercial agreements with MSG Sports, the success of our business is also impacted in part by the popularity of MSG Sports’ Knicks and Rangers franchises with their fan bases and, in varying degrees, the teams achieving on-court and on-ice success, which can generate fan enthusiasm, resulting in additional suite, sponsorship, food and beverage and merchandise sales during the teams’ regular seasons. Furthermore, success in the regular season may qualify the Knicks and Rangers for participation in post-season playoffs, which provides us with additional revenue by increasing the number of games played by the teams at The Garden, resulting in additional food and beverage and merchandise sales and potentially helping improve attendance in subsequent seasons and increasing the popularity of our suites and sponsorships.
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
Many arenas, ballparks and stadiums nationally and in New York City have received significant public support, such as tax exempt financing, other tax benefits, direct subsidies and other contributions, including for public infrastructure critical to the facilities such as parking lots and transit improvements. Our Madison Square Garden Complex benefits from a more limited real estate tax exemption pursuant to an agreement with the City of New York, subject to certain conditions, and legislation enacted by the State of New York in 1982. For Fiscal Year 2025, the tax exemption was $43.0 million. From time to time, there have been calls to repeal or amend the tax exemption. For example, in January 2023, a number of elected representatives from New York issued a public letter and, in July 2023, the New York City Independent Budget Office issued a report, in each case noting the tax exemption status should be reexamined. Any repeal of the tax exemption status would require action by the New York State legislature.
We are party to Arena License Agreements with subsidiaries of MSG Sports that require two of MSG Sports’ professional sports teams — the Knicks and Rangers — to play all of their home games at The Garden. Under the Arena License Agreements, which each have a term of 35 years running through 2055, the Knicks and the Rangers pay an annual license fee in connection with their respective use of The Garden. Under the Arena License Agreements, the teams are responsible for 100% of any real property or similar taxes applicable to The Garden, however, if the tax exemption is repealed or the teams are otherwise subject to the property tax due to no fault of the teams, the annual license fee payable by the teams in connection with their respective use of The Garden will be reduced on a percentage basis as set forth in the Arena License Agreements. The value of any such license fee reduction could be significant but is expected to be substantially less than the property tax paid by the teams. There can be no assurance that the tax exemption will not be amended in a manner that imposes property tax or repealed in its entirety, either of which could have a material negative effect on our business and results of operations.
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
Consumer and corporate spending has in the past declined and may in the future decline at any time for reasons beyond our control. The risks associated with our businesses generally become more acute in periods of a slowing economy or recession, which may be accompanied by reductions in corporate sponsorship and signage and decreases in attendance at live events, among other things, which we have experienced in the past and may experience in the future. In addition, inflation, which has risen significantly in recent years, has resulted in and may continue to result in increased operational costs, including labor costs. Volatility in, and uncertainty regarding, inflation rates, as well as continued elevated interest rates in response to concerns about inflation may have the effect of further increasing economic uncertainty and heightening these risks. As a result, instability and weakness of the U.S. and global economies, disruptions to financial markets, inflation, recession, high unemployment, geopolitical events, including any prolonged effects caused by the COVID-19 pandemic or other similar outbreak or public health emergency, and the resulting negative effects on consumers’ and businesses’ discretionary spending, have in the past materially negatively affected, and may in the future materially negatively affect our business and results of operations. A prolonged period of reduced consumer or corporate spending, including with respect to sponsorship, such as during the COVID-19 pandemic, has in the past and could in the future have an adverse effect on our business and our results of operations. See “— Our operations and operating results have been, and may in the future be, materially impacted by a pandemic or other public health emergency, such as the COVID-19 pandemic.”
Our operations and operating results have been, and may in the future be, materially impacted by a pandemic or other public health emergency, such as the COVID-19 pandemic.
A major epidemic or pandemic, such as the COVID-19 pandemic, or the threat or perceived threat of such an event, has in the past adversely affected and could in the future adversely affect attendance at our events and venues by discouraging public assembly at our events and venues. Although the Company saw a return to normal business operations following the COVID-19 pandemic, it is unclear to what extent a resurgence of COVID-19, including variants thereof, or another pandemic or public health emergency, could result in renewed government or league-mandated capacity restrictions or vaccination/mask requirements or impact the use of and/or demand for our venues, demand for our sponsorship and signage assets, deter our employees and vendors from working at our venues (which may lead to difficulties in staffing), result in event bookings being cancelled or postponed, or otherwise materially impact our operations. Governmental regulations enacted in response to the COVID-19 pandemic or another pandemic or public health emergency have in the past impacted, and could impact in the future, the revenue we derive and/or the expenses we incur from events that we choose to host such that events that were historically profitable would instead result in losses, and could also materially impact the payments we receive under the Arena License Agreements to the extent the Knicks and/or the Rangers are required to play games without an audience during future seasons or to suspend, cancel or otherwise reduce the number of games scheduled in the regular reason or playoffs. See “ — We are subject to extensive governmental regulation and our failure to comply with these regulations may have a material negative effect on our business and results of operations.”
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
We do not own all of our venues and are subject to risks associated with leasing these venues and our corporate office space, any of which may have a material negative effect on our business and results of operations.
We lease the Beacon Theatre and Radio City Music Hall under long-term leases that expire in 2036 and 2038, respectively. Under each of these leases, we have an option to renew for an additional ten years by providing notice prior to the expiration. In addition, we lease approximately 367,000 square feet of administrative and executive office space in New York City. If we are unable to renew our lease agreements on economically attractive terms, if we, our affiliates or our landlords breach certain of the terms of these agreements, or if disputes otherwise arise with our landlords, our operations could be disrupted, we could be liable for monetary damages and our business could be materially negatively affected. MSG Entertainment Holdings, the entity that guarantees the lease for Radio City Music Hall, is also required to maintain a certain net worth that, if not maintained, would require the entity to post a letter of credit or provide cash collateral. If MSG Entertainment Holdings were to breach or become unable to satisfy this obligation, we could suffer operational difficulties and/or significant losses.

The geographic concentration of our business could subject us to greater risk than our competitors and have a material negative effect on our business and results of operations.
The Company primarily operates in New York City and, as a result, is subject to greater degrees of risk than competitors with more operating properties or that operate in more markets. The Garden, The Theater at Madison Square Garden, Radio City Music Hall and the Beacon Theatre are all located in New York City. Therefore, the Company is particularly vulnerable to adverse events (including government actions, acts of terrorism, natural disasters, epidemics, pandemics, weather conditions and labor market disruptions) and economic conditions in New York City and surrounding areas. For example, our operations and operating results were materially impacted by the COVID-19 pandemic. See “— Our operations and operating results have been, and may in the future be, materially impacted by a pandemic or other public health emergency, such as the COVID-19 pandemic.”
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
•Public Health and Safety. As a result of government mandated assembly limitations and closures implemented in response to the COVID-19 pandemic, our venues were unable to host events for the substantial majority of Fiscal Year 2021. There can be no assurance that some or all of these restrictions will not be imposed again in the future due to another pandemic or public health emergency. We are unable to predict what the long-term effects of these events, including renewed government regulations or requirements, will be. For example, future governmental regulations adopted in response to the COVID-19 or another pandemic or public health emergency may impact the revenue we derive and/or the expenses we incur from the events that we choose to host, such that events that were historically profitable would instead result in losses. See “— Our operations and operating results have been, and may in the future be, materially impacted by a pandemic or other public health emergency, such as the COVID-19 pandemic.”
•Hospitality-related Permits/Licenses. We hold liquor licenses at each of our venues and are subject to licensing requirements with respect to the sale of alcoholic beverages in the jurisdictions in which we serve those beverages. Failure to receive or retain, or the suspension of, liquor licenses or permits could interrupt or terminate our ability to serve alcoholic beverages at the applicable venue and could have a material negative effect on our business and our results of operations. For example, the New York State Liquor Authority has in the past threatened to revoke certain of the Company’s liquor licenses, alleging that the Company’s policy of temporarily excluding adverse attorneys from entering its venues during the course on ongoing litigation violates New York state beverage laws. Additional regulation relating to liquor licenses may limit our activities in the future or significantly increase the cost of compliance, or both. In the jurisdictions in which our venues are located, we are subject to statutes that generally provide that serving alcohol to a visibly intoxicated or minor patron is a violation of the law and may provide for strict liability for certain damages arising out of such violations. Our liability insurance coverage may not be adequate or available to cover any or all such potential liability.
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
•Zoning and Building Regulations. Our venues are subject to zoning and building regulations including permits relating to the operation of The Garden. The Garden requires a zoning special permit, which was originally granted by the New York City Planning Commission in 1963 and renewed in July 2013 for 10 years and again in September 2023 for five years. The Garden sits above Penn Station. The federal government and relevant rail agencies are considering proposals to redevelop Penn Station, which proposed redevelopment would impact The Garden (and could impact The Theater at Madison Square Garden, which is part of the Madison Square Garden Complex, depending on the outcome of negotiations between relevant stakeholders, including us). Certain government officials and special interest groups have in the past used, and may in the future use, the renewal process for the zoning special permit to pressure us to make concessions such as financial contributions to the redevelopment of Penn Station or relocating or transferring all or portions of the Madison Square Garden Complex. For example, in June 2023 the New York Metropolitan Transportation Authority, New Jersey Transit and Amtrak, which operate commuter rail services from Penn Station, issued a compatibility report asserting that The Garden imposes severe constraints on Penn Station that restrict efforts to make its desired improvements. The report also called for the Company to make significant cash contributions and property transfers to facilitate the Penn Station redevelopment. There can be no assurance regarding the future renewal of the special permit or the terms thereof (including requirements for us to make significant capital expenditures as a condition to renewal of the permit), and the failure to obtain such renewal or to do so on favorable terms would have a material negative effect on our business.
•Data Privacy. We are subject to data privacy and protection laws, regulations, policies and contractual obligations that apply to the collection, transmission, storage, processing and use of personal information or personal data, which, among other things, impose certain requirements relating to the privacy and security of personal information. The variety of laws and regulations governing data privacy and protection, and the use of the internet as a commercial medium, are rapidly evolving, extensive and complex, and may include provisions and obligations that are inconsistent with one another or uncertain in their scope or application. The data protection landscape continues to evolve in the United States. As our operations and business grow, we may become subject to or affected by new or additional data protection laws and regulations and face increased scrutiny or attention from regulatory authorities. For example, California has passed a comprehensive data privacy law, the CCPA, and numerous other states, including New Jersey, Virginia, Colorado, Utah and Connecticut have also passed similar laws, and additional states may do so in the near future. Additionally, the CPRA imposes additional data protection obligations on covered businesses, including additional consumer rights procedures and obligations, limitations on data uses, new audit requirements for higher-risk data, and constraints on certain uses of sensitive data. Further, there are several legislative proposals in the United States, at both the federal and state level, that could impose new privacy and security obligations. We cannot yet determine the impact that these future laws and regulations may have on our business. As new privacy- and security-related laws and regulations are implemented, the time and resources needed for us to comply with such laws and regulations, as well as our potential liability for non-compliance with such laws and regulations, may increase. In addition, governmental authorities and private litigants continue to bring actions against companies for online collection, use, dissemination and security practices that are unfair or deceptive. We may incur significant legal expenses or reputational damage for data privacy or security claims regardless of whether we are found to be liable.

Our business is subject to a variety of other laws and regulations, including licensing, permitting, and historic designation and similar requirements; laws related to ticketing practices; working conditions, labor, immigration and employment laws; tax regulations; health, safety and sanitation requirements; compliance with the Americans with Disabilities Act (and related state and local statutes) and anti-bribery and anti-corruption, anti-money laundering, export control and sanctions laws. In addition, our business may be subject to future laws and regulations in these and other areas, which may create incremental and new compliance obligations.
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
In addition, changes in international trade policies and practices, including tariffs, and the economic impacts, volatility and uncertainty resulting therefrom, could have an adverse impact on our business and results of operations.
Our business is subject to seasonal fluctuations, and our operating results and cash flows have in the past varied, and could in the future, vary substantially from period to period.
Our revenues and expenses have been seasonal and we expect they will continue to be seasonal. For example 18% of our revenues in Fiscal Year 2025 were derived from the Christmas Spectacular (compared to the 2023 production representing 16% of our revenues in Fiscal Year 2024). Our revenues are highest in the second quarter of our fiscal year when these performances primarily occur. As a result of seasonality, our business earns a disproportionate amount of its revenue and operating income in the second quarter of each fiscal year. Therefore, our operating results and cash flows reflect significant variation from period to period and will continue to do so in the future. Consequently, period-to-period comparisons of our operating results or cash flows may not necessarily be meaningful and the operating results or cash flows of one period are not indicative of our financial performance during a full fiscal year. This variability may adversely affect our business, results of operations and financial condition.
Labor matters may have a material negative effect on our business and results of operations.
Our business is dependent upon the efforts of unionized workers. As of June 30, 2025, approximately 4,700 full-time and part-time employees, who represent approximately 71% of the Company’s workforce, were subject to CBAs. Approximately 11% of such union employees are subject to CBAs that expired as of June 30, 2025 and approximately 36% are subject to CBAs that will expire by June 30, 2026 if they are not extended prior thereto. Any labor disputes, such as strikes or lockouts, with the unions with which we have CBAs could have a material negative effect on our business and results of operations (including our ability to produce or present concerts, programming, theatrical productions, sporting events and other events).
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
If we are unable to attract and retain qualified people or to do so on reasonable terms, our venues could be short staffed or become more expensive to operate and affect our ability to meet our customers’ demand, any of which could materially adversely affect our business and results of operations. For example, we have in the past faced difficulty in maintaining staffing at our venues and retaining talent in our corporate departments as a result of labor market disruptions due to lingering effects of the COVID-19 pandemic and otherwise, which resulted in scaling back hours and days of operations in certain markets and venues.
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
From time to time, the Company, its subsidiaries and/or its affiliates are involved in various legal proceedings, including proceedings or lawsuits brought by governmental agencies, stockholders, customers, employees, private parties and other stakeholders. The outcome of litigation is inherently unpredictable and, regardless of the merits of the claims, litigation may be expensive, time-

consuming, disruptive to our operations and distracting to management. In addition, publicity from these matters could negatively impact our business or reputation, regardless of the accuracy of such publicity. As a result, we may incur liability from litigation (including in connection with settling such litigation) which could be material and for which we may not have available or adequate insurance coverage, or be subject to other forms of non-monetary relief which may adversely affect the Company. By its nature, the outcome of litigation is difficult to assess and quantify, and its continuing defense is costly. The liabilities and any defense costs we incur in connection with any such litigation could have an adverse effect on our business and results of operations.
Risks Related to Indebtedness and Financial Condition
We have substantial indebtedness and are highly leveraged, which could adversely affect our business.
The Company is highly leveraged with a significant amount of debt and may continue to incur additional debt in the future. As of June 30, 2025, our total indebtedness was $609 million, $30 million of which matures before the end of Fiscal Year 2026.
MSG National Properties, LLC (“MSG National Properties”) and certain other subsidiaries are party to a five-year $609 million senior secured term loan facility (the “National Properties Term Loan Facility”) and a five-year $150 million revolving credit facility (the “National Properties Revolving Credit Facility” and, together with the National Properties Term Loan Facility, the “National Properties Facilities”), which are guaranteed by MSG Entertainment Holdings, to fund working capital needs, for general corporate purposes of MSG National Properties and its subsidiaries, and to make distributions to MSG Entertainment Holdings (as amended or supplemented from time to time, the “National Properties Credit Agreement”). As of June 30, 2025, outstanding letters of credit were $16 million and the remaining balance available under the National Properties Revolving Credit Facility was $134 million. The National Properties Facilities will mature on June 27, 2030. The principal obligations under the National Properties Term Loan Facility are to be repaid in quarterly installments beginning with the fiscal quarter ending September 30, 2025, in an aggregate amount equal to 5.0% per annum (1.25% per quarter), with the balance due at the maturity of the facility. The principal obligations under the National Properties Revolving Credit Facility are due at the maturity of the facility. The National Properties Credit Agreement also includes financial covenants requiring MSG National Properties and its restricted subsidiaries to maintain a specified minimum debt service coverage ratio and specified maximum total leverage ratio.
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
Furthermore, all of our indebtedness and available borrowing capacity, including any borrowings under the National Properties Revolving Credit Facility, bear interest at variable rates that are linked to changing market rates. As of June 30, 2025, we had $609 million of indebtedness that bore interest at variable rates. As a result, increases in market interest rates increase our interest expense and our debt service obligations. For example, our interest expense increased from approximately $52 million in Fiscal Year 2023 to approximately $58 million in Fiscal Year 2024 despite a reduction in the aggregate outstanding principal amount of the National Properties Facilities. If interest rates were to increase in the future (including in connection with rising inflation), this would further increase the amount of interest expense that we would have to pay in connection with our variable interest rate indebtedness, which could cause our interest expense to be substantial relative to our revenues and cash outflows.

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
We are required to assess our internal control over financial reporting on an annual basis. If we identify material weaknesses or adverse findings, our ability to report our financial condition or results of operations accurately or timely may be adversely affected, which may result in a loss of investor confidence in our financial reports, significant expenses to remediate any internal control deficiencies, and ultimately have an adverse effect on the market price of our common stock.
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
We also continue to review and enhance our security measures in light of the constantly evolving techniques used to gain unauthorized access to networks, data, software and systems. We have expended, and expect to continue to expend, significant expenses on an ongoing basis in order to review and enhance our security measures and to address any actual or potential security incidents that arise, but these measures may be ineffective and we may be subject to legal or regulatory action, as well as financial losses, and we may not have insurance coverage for any or all of such losses. If we experience an actual or perceived security incident, our ability to conduct business may be interrupted or impaired, we may incur damage to our systems, we may lose profitable opportunities or the value of those opportunities may be diminished and we may lose revenue as a result of unlicensed use of our intellectual property. Unauthorized access to or security breaches of our systems could result in the loss of data, loss of business, severe reputational damage adversely affecting customer or investor confidence, diversion of management’s attention, regulatory investigations and orders, litigation, indemnity obligations, damages for contract breach, penalties for violation of applicable laws or regulations and significant costs for remediation that may include liability for stolen or lost assets or information and repair of system damage that may have been caused, incentives offered to customers or other business partners in an effort to maintain business relationships after a breach and other liabilities. In addition, in the event of a security incident, changes in legislation may increase the risk of potential litigation. For example, the CCPA, which provides a private right of action (in addition to statutory damages) for California residents whose sensitive personal information is breached as a result of a business’ violation of its duty to reasonably secure such information, took effect on January 1, 2020 and was expanded by the CPRA, which took effect in January 2023. Numerous other states have passed similar laws and additional states may do so in the near future. Our insurance coverage may not be adequate to cover the costs of a data breach, indemnification obligations or other liabilities.
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
In addition, we are required to disclose information about material cybersecurity incidents on a timely basis, including those that may not have been resolved or fully investigated at the time of disclosure, or, in some instances, we may have obligations to notify relevant stakeholders of security breaches. Such mandatory disclosures are costly, could provide information to threat actors, could lead to negative publicity, may cause our customers to lose confidence in the effectiveness of our security measures and may require us to expend significant capital and other resources to respond to or alleviate problems caused by an actual or perceived security breach.
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
We have entered into various agreements with Sphere Entertainment and MSG Sports that govern our ongoing commercial relationship, including the Arena License Agreements, sponsorship agency agreements in connection with the sale of sponsorships for the Knicks and Rangers, subleases with Sphere Entertainment and MSG Sports for their use of our corporate office space in New York City, and a trademark license agreement regarding the use of the “MSG” name.
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
The Company and its affiliated entities each rely on the other to perform its obligations under all of these agreements. If one of the affiliated entities were to breach, be unable to satisfy its material obligations under these agreements, including a failure to satisfy its indemnification or other financial obligations, or these agreements otherwise terminate or expire and we do not enter into replacement agreements, we could suffer operational difficulties and/or significant losses. See also “— Economic and Operational Risks — We do not own all of our venues and are subject to risks associated with leasing these venues and our corporate office space, any of which may have a material negative effect on our business and results of operations.”
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
We have not made a determination as to whether we are deemed to be a United States real property holding corporation (“USRPHC”), as defined in section 897(c)(2) of the Internal Revenue Code of 1986, as amended (the “Code”). In general, we would be considered a USRPHC if, on any applicable determination date, the fair market value of our “U.S. real property interests” equals or exceeds 50% of the aggregate fair market value of our worldwide real property interests and our other assets used or held for use in a trade or business (all as determined for U.S. federal income tax purposes). However, because the determination of whether we are a USRPHC turns on the relative fair market value of our U.S. real property interests and our other assets, and because the USRPHC rules are complex and the determination of whether we are a USRPHC depends on facts and circumstances that may be beyond our control, we can give no assurance as to our USRPHC status. If we are treated as a USRPHC, certain adverse U.S. federal income tax consequences might apply to non-U.S. holders that hold our Class A common stock. A beneficial owner of our Class A common stock that is a non-U.S. holder should consult its tax advisor as to the particular tax consequences that would be applicable to such holder if we are treated as a USRPHC.
We are controlled by the Dolan Family. As a result of their control, the Dolan Family has the ability to prevent or cause a change in control or approve, prevent or influence certain actions by the Company.
We have two classes of common stock:
•Class A common stock, par value $0.01 per share, which is entitled to one vote per share and is entitled collectively to elect a number of directors constituting at least 25% of our Board; and
•Class B common stock, par value $0.01 per share (“Class B common stock”), which is generally entitled to 10 votes per share and is entitled collectively to elect the remainder of our Board.
As of June 30, 2025, certain members of the Dolan family, including certain trusts for the benefit of members of the Dolan family (collectively, the “Dolan Family Group”) collectively owns all of our Class B common stock, approximately 3.6% of our outstanding Class A common stock (inclusive of options exercisable and restricted stock units vesting within 60 days of June 30, 2025) and approximately 64.0% of the total voting power of all our outstanding common stock (in each case, inclusive of exercisable options) in matters other than the election of directors. Of that amount, certain Dolan family trusts (the “Excluded Trusts”) collectively own approximately 76.5% of the outstanding Class B common stock. The trustees of the Excluded Trusts are members of the Dolan family. The members of the Dolan Family Group holding Class B common stock are parties to a Stockholders Agreement, which has the effect of causing the voting power of holders of our Class B common stock (other than the Excluded Trusts) to be cast as a block with respect to all matters to be voted on by such holders of our Class B common stock.
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
Under the Stockholders Agreement, the shares of Class B common stock owned by members of the Dolan Family Group (other than the Excluded Trusts) are to be voted on all matters in accordance with the determination of the Dolan Family Committee (as defined below). The “Dolan Family Committee” consists of James L. Dolan, Thomas C. Dolan, Patrick F. Dolan, Kathleen M. Dolan, Marianne Dolan Weber and Deborah A. Dolan-Sweeney. The Dolan Family Committee generally acts by majority vote, except that approval of a going-private transaction must be approved by a two-thirds vote and approval of a change-in-control transaction must be approved by not less than all but one vote. The voting members of the Dolan Family Committee are James L. Dolan, Thomas C. Dolan, Kathleen M. Dolan, Deborah A. Dolan-Sweeney and Marianne Dolan Weber, with each member having one vote other than James L. Dolan, who has two votes. Because James L. Dolan has two votes, he has the ability to block Dolan Family Committee approval of any Company change in control transaction.
The Dolan Family Group, which includes the Excluded Trusts, is able to prevent a change in control of our Company and no person interested in acquiring us would be able to do so without obtaining the consent of the Dolan Family Group. The Dolan Family Group, by virtue of its stock ownership, has the power to elect all of our directors subject to election by holders of Class B common stock, and is able collectively to control stockholder decisions on matters on which holders of all classes of our common stock vote together as a single class. These matters could include the amendment of some provisions of our articles of incorporation and the approval of fundamental corporate transactions.
In addition, the affirmative vote or consent of the holders of at least 66 2/3% of the outstanding shares of the Class B common stock, voting separately as a class, is required to approve:
•the authorization or issuance of any additional shares of Class B common stock, and
•any amendment, alteration or repeal of any of the provisions of our articles of incorporation that adversely affects the powers, preferences or rights of the Class B common stock.

As a result, the Dolan Family Group, which includes the Excluded Trusts, has the power to prevent such issuance or amendment.
The Dolan Family Group also controls Sphere Entertainment, MSG Sports and AMC Networks.
We have elected to be a “controlled company” for NYSE purposes, which allows us not to comply with certain of the corporate governance rules of the NYSE.
The members of the Dolan Family Group have entered into a Stockholders Agreement relating, among other things, to the voting of their shares of our Class B common stock. As a result, we are a “controlled company” under the corporate governance rules of the New York Stock Exchange (“NYSE”). As a controlled company, we have the right to elect not to comply with the corporate governance rules of the NYSE requiring: (i) a majority of independent directors on our Board; (ii) an independent corporate governance and nominating committee; and (iii) an independent compensation committee. Our Board has elected for the Company to be treated as a “controlled company” under NYSE corporate governance rules and not to comply with the NYSE requirement for a majority-independent board of directors and for an independent corporate governance and nominating committee because of our status as a controlled company. Nevertheless, our Board has elected to comply with the NYSE requirement for an independent compensation committee.
Future stock sales, including as a result of the exercise of registration rights by certain of our stockholders, could adversely affect the trading price of our Class A common stock.
All of the shares of our Class A common stock are freely tradable without restriction or further registration under the Securities Act of 1933, as amended (the “Securities Act”) unless the shares are owned by our “affiliates” as that term is defined in the rules under the Securities Act. Shares held by “affiliates” may be sold in the public market only if registered or if they qualify for an exemption from registration under Rule 144.
Certain parties have registration rights covering a portion of our shares of Class A common stock.
We have entered into registration rights agreements with members of the Dolan Family Group, and certain Dolan family interests that provide them with “demand” and “piggyback” registration rights with respect to approximately 8.4 million shares of Class A common stock (inclusive of exercisable options), including shares issuable upon conversion of shares of Class B common stock.
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
James L. Dolan serves as the Executive Chairman and Chief Executive Officer of each of the Company, Sphere Entertainment and MSG Sports. James L. Dolan also currently serves as Non-Executive Chairman of AMC Networks. In addition, Laura Franco serves as the Executive Vice President and General Counsel of both of the Company and Sphere Entertainment and Gregg G. Seibert serves as a Vice Chairman each of the Company, Sphere Entertainment, MSG Sports and AMC Networks. Our Executive Vice President and Treasurer, Philip G. D’Ambrosio, also provides treasury-related services to Sphere Entertainment and MSG Sports pursuant to the Company’s respective Services Agreements with each of Sphere Entertainment and MSG Sports. Furthermore, eight of the members of our Board also serve as directors of Sphere Entertainment, eight serve as directors of MSG Sports and three serve as directors of AMC Networks, including our Executive Chairman and Chief Executive Officer, who serves as Non-Executive Chairman of AMC Networks. Further, our Senior Vice President, Deputy General Counsel and Secretary, Mark C. Cresitello, also serves as Senior Vice President, Deputy General Counsel and Secretary of Sphere Entertainment and MSG Sports. We refer to these persons as “Overlap Persons.” The Overlap Persons may have actual or apparent conflicts of interest with respect to matters involving or affecting each company. For example, there will be the potential for a conflict of interest when we, on the one hand, and Sphere Entertainment, MSG Sports and/or AMC Networks and their respective subsidiaries and successors, on the other hand, look at certain acquisitions and other corporate opportunities that may be suitable for more than one of the companies. Also, conflicts may arise if there are issues or disputes under the commercial arrangements that will exist between Sphere Entertainment, MSG Sports or AMC Networks (each referred to as an “Other Entity”) and us. In addition, certain of our directors and officers continue to own stock and/or stock options or other equity awards of an Other Entity. These ownership interests could create actual, apparent or potential conflicts of interest when these individuals are faced with decisions that could have different implications for our Company and an Other Entity. See the section entitled “Certain Relationships and Related Party Transactions — Certain Relationships and Potential Conflicts of Interest” in the Company’s Definitive Proxy Statement filed with the SEC on October 25, 2024 for a discussion of certain procedures we have instituted to help ameliorate such potential conflicts that may arise.

Our overlapping directors and officers with Sphere Entertainment, MSG Sports and/or AMC Networks may result in the diversion of corporate opportunities to Sphere Entertainment, MSG Sports and/or AMC Networks, and other conflicts, and provisions in our articles of incorporation may provide us no remedy in that circumstance.
The Company’s articles of incorporation acknowledge that directors and officers of the Company may also be serving as directors, officers, employees or agents of an Other Entity, and that the Company may engage in material business transactions with such Other Entities. The Company has renounced its rights to certain business opportunities and the Company’s articles of incorporation provide that no Overlap Person will be liable to the Company or its stockholders for breach of any fiduciary duty that would otherwise occur by reason of the fact that any such individual directs a corporate opportunity (other than certain limited types of opportunities set forth in our articles of incorporation) to one or more of the Other Entities instead of the Company, or does not refer or communicate information regarding such corporate opportunities to the Company. These provisions in our articles of incorporation also expressly validate certain contracts, agreements, arrangements and transactions (and amendments, modifications or terminations thereof) between the Company and the Other Entities and, to the fullest extent permitted by law, provide that the actions of the Overlap Person in connection therewith are not breaches of fiduciary duties owed to the Company, any of its subsidiaries or their respective stockholders. See “Duties of Directors and Officers Regarding Potential Business Opportunities; Renunciation of Interest in Potential Business Opportunities” in Exhibit 3.1 to this Annual Report on Form 10-K for more information.
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
Our Audit Committee is responsible for overseeing the Company’s risk management on behalf of our Board of Directors, which includes overseeing the Company’s management of its cybersecurity and data privacy. The CSO (or a senior member of his team) reports annually to the Audit Committee regarding the Company’s information security and cybersecurity risks. In addition, the Company’s CFO and GC communicate with the Company’s Audit Committee or its chair upon the occurrence of specified types of cybersecurity-related events, in accordance with the Company’s incident response policy. The GC, the CFO and the Vice President, Internal Audit & SOX also attend quarterly meetings of the Audit Committee to provide quarterly reports with updates on, among other things, cybersecurity risks facing the Company and the occurrence of cybersecurity-related events during each quarter. The Audit Committee reports to the Board of Directors at least annually regarding its responsibilities and actions taken throughout the year, which includes any significant activities regarding its oversight of risks from cybersecurity threats.
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
Significant properties that are leased in New York City include approximately 367,000 square feet housing Madison Square Garden Entertainment Corp.’s administrative and executive offices with approximately 64,000 square feet of space that is subleased to MSG Sports and approximately 18,000 square feet of space that is subleased to Sphere Entertainment, approximately 577,000 square feet comprising Radio City Music Hall (with a maximum capacity of approximately 6,000 seats) and approximately 57,000 square feet comprising the Beacon Theatre (with a maximum capacity of approximately 2,800 seats). For more information on our venues, see “Item 1. Business — Our Business — Our Venues.”

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
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our Class A common stock is listed on the NYSE under the symbol “MSGE.” The Company’s Class A Common Stock began “regular way” trading on the NYSE on April 21, 2023.
Performance Graph
The following graph compares the relative performance of our Class A Common Stock, the Russell 2000 Index and the Bloomberg Americas Entertainment Index. This graph covers the period from April 21, 2023 through June 30, 2025. The comparison assumes an investment of $100 on April 21, 2023 and reinvestment of dividends. The stock price performance included in this graph is not necessarily indicative of future stock performance. The Russell 2000 Index and the Bloomberg Americas Entertainment Index are included for comparative purposes only. They do not necessarily reflect management’s opinion that such indices are an appropriate measure of the relative performance of the stock involved and they are not intended to forecast or be indicative of possible future performance of our common stock.

Comparison of Cumulative Total Return
$140
$120
$100
$80
4/21/23
6/30/23
6/30/24
6/30/25
Madison Square Garden Entertainment Corp.
Russell 2000 Index
Bloomberg Americas Entertainment Index

	Base Period 4/21/23	6/30/23	6/30/24	6/30/25
Madison Square Garden Entertainment Corp.	$100.00	$108.49	$110.45	$128.98
Russell 2000 Index	100.00	105.80	116.44	125.38
Bloomberg Americas Entertainment Index	100.00	108.33	109.27	117.26
This performance graph shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or incorporated by reference into any of our filings under the Securities Act or the Exchange Act, except as expressly set forth by specific reference in such filing.
As of June 30, 2025, there were 652 holders of record of our Class A common stock. There is no public trading market for our Class B common stock. As of June 30, 2025, there were 14 holders of record of our Class B common stock.
We did not pay any dividends on our common stock during Fiscal Year 2025 and do not have any current plans to pay a cash dividend on our common stock for the foreseeable future.

Unregistered Sales of Equity Securities and Use of Proceeds
On March 29, 2023, the Company’s Board of Directors authorized a share repurchase program to repurchase up to $250 million of the Company’s Class A Common Stock (the “Stock Repurchase Program”). Pursuant to the Stock Repurchase Program, shares of Class A Common Stock may be purchased from time to time in open market or private transactions, block trades or such other manner as the Company may determine in accordance with applicable insider trading and other securities laws and regulations. The timing and amount of purchases will depend on market conditions and other factors. For the three months ended June 30, 2025, the Company did not repurchase any shares of Class A Common Stock. For Fiscal Year 2025, the Company repurchased 1,117,601 shares of Class A Common Stock for approximately $40 million. As of June 30, 2025, the Company had approximately $70 million remaining available for repurchases under the Stock Repurchase Program.
Securities Authorized for Issuance Under Equity Compensation Plans
The information required by this Item is incorporated by reference to the definitive Proxy Statement for our 2025 Annual Meeting of Stockholders, which is expected to be filed with the SEC within 120 days of our fiscal year end.
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
•the level of our revenues, which depends in part on the popularity of the Christmas Spectacular, Starring the Radio City Rockettes (the “Christmas Spectacular”), the sports teams whose games are played at The Garden and other events which are presented in our venues, and our ability to attract such events;
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
•failure of the Company or Sphere Entertainment to satisfy its obligations under various agreements with Sphere Entertainment, including the services agreement; and
•the additional factors described under “Risk Factors” in this Annual Report on Form 10-K.
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
Results of Operations. This section provides an analysis of our results of operations for Fiscal Year 2025 and 2024, on a consolidated basis. Analysis of our results of operations for Fiscal Year 2024, including a comparison of Fiscal Year 2024 to Fiscal Year 2023, is included in the Company’s Annual Report on Form 10-K for Fiscal Year 2024 filed on August 16, 2024.
Liquidity and Capital Resources. This section provides a discussion of our financial condition and liquidity, as well as an analysis of our cash flows for Fiscal Year 2025 and Fiscal Year 2024. The discussion of our financial condition and liquidity includes summaries of our primary sources of liquidity, our contractual obligations and off-balance sheet arrangements that existed at June 30, 2025.
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
The Company also creates, produces and/or presents live productions that are performed in the Company’s venues. This includes the Christmas Spectacular production, which features the world-famous Rockettes and which has been performed at Radio City Music Hall for 91 years.
The Company also historically owned a controlling interest in Boston Calling Events, LLC (“BCE”), the entertainment production company that owns and operates the Boston Calling Music Festival. The Company disposed of its controlling interest in BCE on December 2, 2022.
Revenue Sources
The Company earns revenue from several primary sources: ticket sales to our audiences for live events that we produce or promote/co-promote, license fees for our venues paid by third-party promoters or licensees in connection with events that we do not produce or promote/co-promote, facility and ticketing fees, concessions, sponsorships and signage, suite license fees at The Garden, merchandising, tours at certain of our venues, and lease revenue at The Garden and sublease revenue at our corporate offices. The amount of revenue and expense recorded by the Company for a given event depends to a significant extent on whether the Company is promoting or co-promoting the event or is licensing a venue to a third party or MSG Sports. See “— Description of Our Business — Revenue Sources — Venue License Fees” below for further discussion of our venue licensing arrangements with MSG Sports.

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
Under standard suite licenses, the licensees pay an annual license fee, which varies depending on the location of the suite. The license fee includes, for each seat in the suite, tickets for events at The Garden for which tickets are sold to the general public, subject to certain exceptions. In addition, suite holders separately pay for food and beverage service in their suites at The Garden. Revenues from the sale of suite licenses are shared between the Company and MSG Sports. Revenues for the Company’s suite license arrangements are recorded on a gross basis, as the Company is the principal in such transactions and controls the related goods or services until transfer to the customer. MSG Sports’ share of the Company’s suite license revenue is recognized in Entertainment offerings, arena license fees, and other leasing direct operating expenses in the consolidated and combined statements of operations. The revenue sharing expense recognized by the Company for MSG Sports’ share of suite license revenue at The Garden is based on a 67.5% allocation to MSG Sports pursuant to the Arena License Agreements.
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
Signage and Sponsorship
We earn revenues through the sale of signage space and sponsorship rights in connection with our venues, productions and other live entertainment events. Signage revenues generally involve the sale of advertising space at The Garden during entertainment events and otherwise in our venues. We also earn our revenues through the sale of outdoor signage around the Madison Square Garden complex.
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
Revenue generated from in-venue food and beverage sales at MSG Sports’ events is recognized by the Company on a gross basis, with a corresponding revenue sharing expense for MSG Sports’ share of such sales recognized in Food, beverage, and merchandise direct operating expenses in the consolidated and combined statements of operations. The Arena License Agreements require the Company to pay 50% of the net proceeds generated from in-venue food and beverage sales to MSG Sports.
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
Day-of-Event Costs
For days in which the Company stages its productions, promotes an event or provides one of our venues to a third-party promoter under a license fee arrangement, the event is charged the variable costs associated with such event, including box office staff, stagehands, ticket takers, ushers, security, and other similar expenses. In situations where we provide our venues to a third-party promoter under a license fee arrangement, day-of-event costs are typically included in the license fees charged to the promoter. Under the Arena License Agreements related to the use of The Garden by MSG Sports, the Company is reimbursed for day-of-event costs (as defined under the Arena License Agreements). The Company records such reimbursements as reductions to Entertainment offerings, arena license fees, and other leasing direct operating expenses in the consolidated and combined statements of operations.
Venue Usage
The Company’s consolidated and combined financial statements include expenses associated with the ownership, maintenance and operation of The Garden, which the Company and MSG Sports use in their respective operations.
Revenue Sharing Expenses
As discussed above, MSG Sports’ share of the Company’s suites licenses, venue signage and certain sponsorship and concessions revenue is reflected in Entertainment offerings, arena license fees, and other leasing direct operating expenses as revenue sharing expenses in the consolidated and combined statements of operations.
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

Results of Operations
Consolidated Results of Operations
Comparison of Fiscal Year 2025 versus Fiscal Year 2024
The table below sets forth, for the periods presented, certain historical financial information.

	Years Ended June 30,		Change
	2025	2024	Amount	Percentage
Revenues
Revenues from entertainment offerings	$712,294	$723,897	$(11,603)	(2)%
Food, beverage, and merchandise revenues	150,506	162,092	(11,586)	(7)%
Arena license fees and other leasing revenue(a)	79,934	73,276	6,658	9%
Total revenues	942,734	959,265	(16,531)	(2)%
Direct operating expenses
Entertainment offerings, arena license fees, and other leasing direct operating expenses (b)	(444,256)	(475,502)	31,246	7%
Food, beverage, and merchandise direct operating expenses	(91,387)	(93,334)	1,947	2%
Total direct operating expenses	(535,643)	(568,836)	33,193	6%
Selling, general and administrative expenses	(214,974)	(206,963)	(8,011)	(4)%
Depreciation and amortization	(57,768)	(53,876)	(3,892)	(7)%
Impairment of long-lived assets	(11,202)	—	(11,202)	NM
Restructuring charges	(1,055)	(17,649)	16,594	94%
Operating income	122,092	111,941	10,151	9%
Interest income	2,328	2,976	(648)	(22)%
Interest expense	(50,506)	(57,954)	7,448	13%
Loss on extinguishment of debt	(6,132)	—	(6,132)	NM
Other expense, net	(2,221)	(4,672)	2,451	52%
Income from operations before income taxes	65,561	52,291	13,270	25%
Income tax (expense) benefit	(28,130)	92,009	(120,139)	NM
Net income	$37,431	$144,300	$(106,869)	(74)%
________________
(a)     Arena license fees and other leasing revenue are recognized on a straight line basis and are comprised of a contractual cash component plus or minus a non-cash component for each period presented. Arena license fees include operating lease revenue of (i) $44,052 and $42,769 collected in cash for Fiscal Year 2025 and 2024, respectively, and (ii) a non-cash portion of $24,016 and $25,299 for Fiscal Year 2025 and 2024, respectively.
(b)     Venue operations and infrastructure costs are not specifically allocated to each revenue stream, but are instead attributed in their entirety to service revenue which is the Company’s principal revenue stream. Leasing direct operating expenses materially consist of venue operations and infrastructure costs. As a result, the Company combines service and leasing direct operating expenses as “Entertainment offerings, arena license fees, and other leasing direct operating expenses” for presentation purposes.
NM — Absolute percentages greater than 200% and comparisons from positive to negative values or to zero values are considered not meaningful.
Revenues
Revenues for Fiscal Year 2025 decreased $16,531 as compared to Fiscal Year 2024.
Revenues from Entertainment Offerings
For Fiscal Year 2025, the decrease in revenues from entertainment offerings was primarily due to lower event-related revenues of $49,206, partially offset by (i) higher revenues from the presentation of the Christmas Spectacular production of $20,175, (ii) higher revenues subject to the sharing of economics with MSG Sports pursuant to the Arena License Agreements of $11,060, and (iii) higher revenues from venue-related sponsorship, signage and suite license fees of $4,792.
For Fiscal Year 2025, the decrease in event-related revenues was due to (i) lower revenues from concerts of $67,185, which mainly reflects lower per-concert revenues, primarily due to a shift in the mix of events at The Garden from promoted events to rentals, and a decrease in the number of events at the Company’s venues, partially offset by (ii) higher revenues from other live entertainment and sporting events (excluding the Knicks and Rangers) of $17,979, which was primarily due to an increase in the number of events at the Company’s venues and higher per-event revenues.
For Fiscal Year 2025, the increase in revenues from the presentation of the Christmas Spectacular production was primarily due to higher ticket-related revenues. This reflected higher per-show revenue and, to a lesser extent, an increase in the number of performances as compared to the prior year. The increase in per-show ticket-related revenues was due to higher average ticket yield and higher average per-show attendance as compared to the prior year. The Company had 200 Christmas Spectacular performances during Fiscal Year 2025’s holiday season, as compared to 193 performances in the Fiscal Year 2024’s holiday season. For Fiscal Year 2025’s holiday season, approximately 1.1 million tickets were sold as compared to more than 1.0 million tickets sold in the prior year.
For Fiscal Year 2025, the increase in revenues subject to the sharing of economics with MSG Sports pursuant to the Arena License Agreements was primarily due to higher suite license revenues, of which 67.5% is shared with MSG Sports.
For Fiscal Year 2025, the increase in revenues from venue-related sponsorship, signage and suite license fees was primarily due to higher suite license revenues (excluding the 67.5% portion shared with MSG Sports pursuant to the Arena License agreements) which was partially offset by lower sponsorship and signage revenue.
Food, Beverage, and Merchandise Revenues
For Fiscal Year 2025, the decrease in food, beverage, and merchandise revenues was primarily due to lower food and beverage sales at concerts held at the Company’s venues of $15,098 and at Knicks and Rangers games at The Garden of $2,852, which was partially offset by higher food, beverage, and merchandise sales from other live entertainment and sporting events (excluding the Knicks and Rangers) of $4,322 and, to a lesser extent the presentation of the Christmas Spectacular production of $2,031.
For Fiscal Year 2025 the decrease in food and beverage sales at concerts was due to a decrease in the number of concerts held at the Company’s venues and, to a lesser extent, lower average per-concert revenues in the current year.
For Fiscal Year 2025 the decrease in food and beverage sales at Knicks and Rangers games was primarily due to fewer games partially offset by higher average per-game revenue.
For Fiscal Year 2025 the increase in food and beverage sales from other live entertainment and sporting events (excluding the Knicks and Rangers) was primarily due to higher average per-event revenues, and to a lesser extent, an increase in the number of events in the current year.
For Fiscal Year 2025 the increase in food, beverage, and merchandise sales at the Christmas Spectacular production was primarily due to higher average per-event revenues, and to a lesser extent, an increase in the number of performances in the current year.
Arena License Fees and Other Leasing Revenue
For Fiscal Year 2025, the increase in arena license fees and other leasing revenue was primarily due to increases in related party sublease income for corporate office space.

Direct operating expenses
Direct operating expenses for Fiscal Year 2025 decreased $33,193 as compared to Fiscal Year 2024.
Direct Operating Expenses Associated with Entertainment Offerings, Arena License Fees and Other Leasing
For Fiscal Year 2025, the decrease in direct operating expenses associated with entertainment offerings, arena license fees, and other leasing reflects lower event-related expenses of $41,847 and lower venue operating costs of $4,651, which was partially offset by higher expenses associated with the sharing of economics with MSG Sports pursuant to the Arena License Agreements of $10,762 and higher expenses related to the presentation of the Christmas Spectacular production of $4,051.
For Fiscal Year 2025, the decrease in event-related expenses was primarily due to lower direct operating expenses from concerts of $53,406, which mainly reflects lower per-concert expenses, primarily due to the shift in the mix of events at The Garden from promoted events to rentals, and a decrease in the number of concerts at the Company’s venues, partially offset by higher direct operating expenses from other live entertainment and sporting events (excluding the Knicks and Rangers) of $11,559.
For Fiscal Year 2025, the decrease in venue operating costs of $4,651 was primarily due to lower employee compensation and benefits and other cost decreases, which was partially offset by higher utilities expenses.

For Fiscal Year 2025, the increase in expenses associated with the sharing of economics with MSG Sports pursuant to the Arena License Agreements reflects a proportional increase in contractual revenue sharing as a result of the increase in suite license fee revenues.
Direct Operating Expenses Associated with Food, Beverage, and Merchandise
For Fiscal Year 2025, the decrease in food, beverage and merchandise direct operating expenses was primarily driven by the related decrease in food and beverage sales at concerts held at the Company’s venues and the related decrease in food and beverage sales at Knicks and Rangers games, which was partially offset by the increase in food, beverage, and merchandise sales from other live entertainment and sporting events (excluding the Knicks and Rangers) and the presentation of the Christmas Spectacular production.
Selling, general, and administrative expenses
Selling, general, and administrative expenses for Fiscal Year 2025 increased $8,011, to $214,974 as compared to Fiscal Year 2024 which was primarily due to (i) an increase in employee compensation and benefits, including executive management transition costs of $4,562 recognized in Fiscal Year 2025 and (ii) higher rent expense, partially offset by (iii) a decrease in professional fees and (iv) other cost decreases.
Depreciation and amortization
Depreciation and amortization for Fiscal Year 2025 increased $3,892, to $57,768 as compared to $53,876 in Fiscal Year 2024, primarily due to fixed assets additions in the first half of Fiscal Year 2025.
Impairment of long-lived assets
Impairment of long-lived assets for Fiscal Year 2025 was $11,202, due to an impairment loss recognized on the Company’s right-of-use lease assets and related lease costs due to the Company’s decision to stop utilizing one of the floors in its New York office in the third quarter of Fiscal Year 2025.
Restructuring charges
Restructuring charges for Fiscal Year 2025 decreased $16,594, to $1,055 as compared to $17,649 in Fiscal Year 2024. The decrease reflects higher termination benefits provided in the prior year due to a workforce reduction of certain executives and employees.
Operating income
Operating income for Fiscal Year 2025 increased $10,151 to $122,092 as compared to operating income of $111,941 in Fiscal Year 2024. The improvement in operating income was primarily due to the decrease in direct operating expenses and restructuring charges, partially offset by lower revenues, higher selling, general and administrative expenses, and impairment of long-lived assets, including right-of-use lease assets and related lease costs.
Interest income
Interest income for Fiscal Year 2025 decreased $648 to $2,328 as compared to $2,976 in Fiscal Year 2024 primarily due to lower interest rates on the Company’s cash, cash equivalents and restricted cash balances.
Interest expense
Interest expense for Fiscal Year 2025 decreased $7,448 to $50,506 as compared to $57,954 in Fiscal Year 2024, primarily due to lower average borrowings and lower interest rates under the National Properties Facilities.

Loss on extinguishment of debt
Loss on extinguishment of debt for Fiscal Year 2025 was $6,132, as the Company recorded a loss of $6,132, related to the write-off of deferred financing costs, in connection with the refinancing of the Prior National Properties Facilities (as defined below).

Other (expense) income, net
For Fiscal Year 2025, other expense, net decreased $2,451 to $2,221 as compared to other expense, net of $4,672 for Fiscal Year 2024. The change was primarily due to (i) a decrease in realized and unrealized loss of $2,904 associated with the Company’s investment in Townsquare Media, Inc., and (ii) lower net periodic benefit costs of $1,608 associated with the Company’s pension plans, partially offset by (iii) the absence of a $1,548 net gain associated with the investment in DraftKings Inc. recognized in the prior year period, (iv) a decrease in dividend income of $468 associated with the investment in Townsquare Media, Inc., as compared to the prior year.
Income taxes
Income tax expense for Fiscal Year 2025 of $28,130 differs from income tax expense derived from applying the statutory federal rate of 21% to the pretax income primarily due to income tax expense from state taxes of $11,686 and nondeductible officers’ compensation of $3,590.
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
See Note 15. Income Taxes to the consolidated and combined financial statements included elsewhere in this Annual Report on Form 10-K for further details on the components of income tax and a reconciliation of the statutory federal rate to the effective tax rate.
Adjusted operating income (loss) (“AOI”)
The Company evaluates its performance based on several factors, of which the key financial measure is adjusted operating income, a non-GAAP financial measure. We define adjusted operating income as operating income excluding:
(i) depreciation, amortization and impairments of property and equipment, goodwill and other long-lived assets, including right-of-use lease assets and related lease costs,
(ii) share-based compensation expense,
(iii) restructuring charges or credits,
(iv) merger, spin-off, and acquisition-related costs, including merger-related litigation expenses,
(v) gains or losses on sales or dispositions of businesses and associated settlements,
(vi) the impact of purchase accounting adjustments related to business acquisitions,
(vii) amortization for capitalized cloud computing arrangement costs, and
(viii) gains and losses related to the remeasurement of liabilities under the executive deferred compensation plan.
The Company excludes impairments of long-lived assets, including right-of-use lease assets and related lease costs, as these expenses do not represent core business operating results of the Company. The Company believes that the exclusion of share-based compensation expense or benefit allows investors to better track the performance of the Company’s business without regard to the settlement of an obligation that is not expected to be made in cash. The Company eliminates merger, spin-off, and acquisition-related transaction costs, when applicable, because the Company does not consider such costs to be indicative of the ongoing operating performance of the Company as they result from an event that is of a non-recurring nature, thereby enhancing comparability. In addition, management believes that the exclusion of gains and losses related to the remeasurement of liabilities under the executive deferred compensation plan, provides investors with a clearer picture of the Company’s operating performance given that, in accordance with GAAP, gains and losses related to the remeasurement of liabilities under the executive deferred compensation plan are recognized in Operating income whereas gains and losses related to the remeasurement of the assets under the executive deferred compensation plan, which are equal to and therefore fully offset the gains and losses related to the remeasurement of liabilities, are recognized in Other (expense) income, net, which is not reflected in Operating income.
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

The following is a reconciliation of operating income to adjusted operating income for Fiscal Year 2025 as compared to Fiscal Year 2024:

	Years Ended June 30,		Change
	2025	2024	Amount	Percentage
Operating income	$122,092	$111,941	$10,151	9%
Depreciation and amortization	57,768	53,876	3,892	7%
Impairment of long-lived assets	11,202	—	11,202	NM
Share-based compensation (excluding share-based compensation included in restructuring charges)	27,694	24,544	3,150	13%
Restructuring charges	1,055	17,649	(16,594)	(94)%
Merger, spin-off, and acquisition-related costs	1,474	2,035	(561)	(28)%
Amortization of capitalized cloud computing arrangement costs	713	1,008	(295)	(29)%
Remeasurement of deferred compensation plan liabilities	508	452	56	12%
Adjusted operating income	$222,506	$211,505	$11,001	5%
________________
NM — Absolute percentages greater than 200% and comparisons from positive to negative values or to zero values are considered not meaningful.
Comparison of Fiscal Year 2024 versus the Fiscal Year 2023
Analysis of our results of operations for Fiscal Year 2024, including a comparison of Fiscal Year 2024 to Fiscal Year 2023, is included in the Company’s Annual Report on Form 10-K, dated August 16, 2024.
Liquidity and Capital Resources
Overview
Sources and Uses of Liquidity
Our primary sources of liquidity are cash and cash equivalents, cash flows from the operations of our businesses and available borrowing capacity under the National Properties Revolving Credit Facility (as defined below). Our principal uses of cash include working capital-related items (including funding our operations), capital spending, debt service, investments and related loans and advances to affiliates that we may fund from time to time. We may also use cash to continue to repurchase shares of our Class A Common Stock pursuant to the share repurchase program authorized by our Board of Directors on March 29, 2023, of which there was $69,796 remaining as of June 30, 2025. Our decisions as to the use of our available liquidity will be based upon the ongoing review of the funding needs of the business, the optimal allocation of cash resources, and the timing of cash flow generation. To the extent that we desire to access alternative sources of funding through the capital and credit markets, market conditions could adversely impact our ability to do so at that time.
We regularly monitor and assess our ability to meet our net funding and investing requirements. As of June 30, 2025, the Company’s unrestricted cash and cash equivalents balance was $43,017. The principal balance of the Company’s total debt outstanding as of June 30, 2025 was $609,375 and the Company had $134,036 of available borrowing capacity under the National Properties Revolving Credit Facility. We believe we have sufficient liquidity from cash and cash equivalents, available borrowing capacity under the National Properties Revolving Credit Facility and cash flows from operations to fund our operations and satisfy any obligations for the foreseeable future. See Note 12. Credit Facilities to the consolidated and combined financial statements included elsewhere in this Annual Report on Form 10-K for a discussion of the National Properties Facilities.
Financing Agreements
General. On June 27, 2025, MSG National Properties, MSG Entertainment Holdings and certain subsidiaries of MSG National Properties entered into Amendment No. 4 (“Amendment No. 4”) to the credit agreement dated June 30, 2022 (as amended, supplemented and otherwise modified prior to June 27, 2025, the “Prior National Properties Credit Agreement” and, as amended by Amendment No. 4, the “National Properties Credit Agreement”) with JP Morgan Chase Bank, N.A., as administrative agent, and the lenders and letter of credit issuers party thereto, pursuant to which, among other things, (i) the term loan facility under the Prior National Properties Credit Agreement (the “Prior National Properties Term Loan Facility”) was refinanced in its entirety with a five-year, $609,375 senior secured term loan facility (the “National Properties Term Loan Facility”) and (ii) the revolving credit facility under the Prior National Properties Credit Agreement (the “Prior National Properties Revolving Credit Facility” and, together with the Prior National Properties Term Loan Facility, the “Prior National Properties Facilities”) was refinanced in its entirety with a five-year, $150,000 revolving credit facility (the “National Properties Revolving Credit Facility” and, together with the National Properties Term Loan Facility, the “National Properties Facilities”). Up to $25,000 of the National Properties Revolving Credit Facility is available for the issuance of letters of credit. As of June 30, 2025, outstanding letters of credit were $15,964 and the remaining balance available under the National Properties Revolving Credit Facility was $134,036.
Interest Rates. Borrowings under the National Properties Facilities bear interest at a floating rate, which at the option of MSG National Properties may be either (a) Term SOFR plus an applicable margin ranging from 1.75% to 2.50% per annum, determined based on the total leverage ratio of MSG National Properties and its restricted subsidiaries, or (b) a base rate plus an applicable margin ranging from 0.75% to 1.50% per annum, determined based on the total leverage ratio of MSG National Properties and its restricted subsidiaries. The National Properties Credit Agreement requires MSG National Properties to pay a commitment fee ranging from 0.20% to 0.30% in respect of the daily unused commitments under the National Properties Revolving Credit Facility. MSG National Properties is also required to pay customary letter of credit fees, as well as fronting fees, to banks that issue letters of credit pursuant to the National Properties Credit Agreement. The interest rate on the National Properties Facilities as of June 30, 2025 was 6.57%.
Principal Repayments. Subject to customary notice and minimum amount conditions, the Company may voluntarily repay outstanding loans under the National Properties Facilities or terminate commitments under the National Properties Revolving Credit Facility, at any time, in whole or in part, subject only to customary breakage costs in the case of prepayment of Term SOFR loans. The National Properties Facilities will mature on June 27, 2030. The principal obligations under the National Properties Term Loan Facility are to be repaid in quarterly installments beginning with the fiscal quarter ending September 30, 2025, in an aggregate amount equal to 5.00% per annum (1.25% per quarter), with the balance due at the maturity of the facility. The principal obligations under the National Properties Revolving Credit Facility are due at the maturity of the facility. Under certain circumstances, MSG National Properties is required to make mandatory prepayments on loans outstanding, including prepayments in an amount equal to the net cash proceeds of certain sales of assets or casualty insurance and/or condemnation recoveries (subject to certain reinvestment, repair or replacement rights), subject to certain exceptions.
Covenants. The National Properties Credit Agreement includes financial covenants requiring MSG National Properties and its restricted subsidiaries to maintain a specified minimum debt service coverage ratio and specified maximum total leverage ratio. The debt service coverage ratio covenant is set at a ratio of 2.50:1. The leverage ratio covenant is tested based on the ratio of MSG National Properties and its restricted subsidiaries’ consolidated total indebtedness to adjusted operating income, with a maximum ratio of 3.50:1. As of June 30, 2025, MSG National Properties and its restricted subsidiaries were in compliance with the covenants of the National Properties Credit Agreement.
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
All obligations under the National Properties Facilities, including the guarantees of those obligations, are secured by certain of the assets of MSG National Properties and the Subsidiary Guarantors (collectively, “Collateral”) including, but not limited to, a pledge of some or all of the equity interests held directly or indirectly by MSG National Properties in each Subsidiary Guarantor. The Collateral does not include, among other things, any interests in The Garden or The Chicago Theatre or the leasehold interests in Radio City Music Hall or the Beacon Theatre.
See Note 12. Credit Facilities to the consolidated and combined financial statements included elsewhere in this Annual Report on Form 10-K for additional information regarding the National Properties Credit Agreement, such as the scheduled repayment requirement of $30,469 in Fiscal Year 2026 and $30,469 in Fiscal Year 2027.
Letters of Credit
The Company uses letters of credit to support its business operations. As of June 30, 2025, the Company had letters of credit outstanding for an aggregate of $15,964 issued under the National Properties Revolving Credit Facility.

Cash Flow Discussion
As of June 30, 2025, cash, cash equivalents and restricted cash totaled $43,538, as compared to $33,555 as of June 30, 2024. The following table summarizes the Company’s cash flow activities for Fiscal Years 2025 and 2024:

	Years Ended June 30,
	2025	2024
Net cash provided by operating activities	$115,297	$111,266
Net cash used in investing activities	(23,693)	(62,371)
Net cash used in financing activities	(81,621)	(99,695)
Net increase (decrease) in cash, cash equivalents and restricted cash	$9,983	$(50,800)
Operating Activities
Net cash provided by operating activities for Fiscal Year 2025 increased by $4,031 as compared to Fiscal Year 2024, primarily due to an increase in Net income adjusted for non-cash items of $16,387, offset by a decrease in cash flows from changes in working capital of $12,356. The decrease in cash flows from changes in working capital was primarily driven by (i) negative net cash outflows from related party receivables and payables, due to the timing and settlement of the underlying related party transactions, and (ii) a decrease in accounts payable, due to the timing of payments to vendors. These decreases were partially offset by (iii) a smaller decrease in accrued and other current and non-current liabilities, primarily due to the timing of settlements with promoters, (iv) an increase in deferred revenue, due to the timing of billing and recognition of suite license revenues, and (v) a decrease in accounts receivable due to the timing of cash collections, in each case as compared to the prior year.
Investing Activities
Net cash flows used in investing activities for Fiscal Year 2025 decreased by $38,678 as compared to Fiscal Year 2024 primarily due to (i) the absence of a loan to a related party under the delayed draw term loan facility, partially offset by (ii) fewer proceeds received from the sale of investments in the current year as compared to the prior year.
Financing Activities
Net cash used in financing activities for Fiscal Year 2025 decreased by $18,074 to $81,621 as compared to Fiscal Year 2024 primarily due to (i) proceeds from the National Properties Credit Agreement, and (ii) a decrease in Class A common stock repurchases, partially offset by (iii) incremental principal repayments under the Prior National Properties Credit Agreement, (iv) a decrease in proceeds received from the Prior National Properties Revolving Credit Facility, and (v) incremental payments for debt financing costs, in each case as compared to the prior year.
Contractual Obligations
As of June 30, 2025, the approximate future payments under our contractual obligations were as follows:

	Payments Due by Period (c)
	Total	Year 1	Years 2-3	Years 4-5	More Than 5 Years
Leases (a)	$1,109,578	$30,760	$125,812	$115,389	$837,617
Debt repayments (b)	609,375	30,469	60,938	517,968	—
Total future contractual obligation payments	$1,718,953	$61,229	$186,750	$633,357	$837,617
_________________
(a)    Includes contractually obligated minimum lease payments for operating leases having an initial noncancellable term in excess of one year for the Company’s venues, as well as corporate offices. These commitments are presented exclusive of the imputed interest used to reflect the payment’s present value. See Note 9. Leases to the consolidated and combined financial statements included elsewhere in this Annual Report on Form 10-K for more information.
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

Off Balance Sheet Arrangements
As of June 30, 2025, the Company had the following off balance sheet arrangements:

	Commitments
	June 30, 2026	June 30, 2027	June 30, 2028	June 30, 2029	June 30, 2030	Thereafter	Total
Contractual obligations	$1,058	$958	$958	$958	$958	$241	$5,131
Letters of credit	15,964	—	—	—	—	—	15,964
Total commitments	$17,022	$958	$958	$958	$958	$241	$21,095
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
Critical Accounting Estimates
Critical accounting estimates are those that management believes are the most important to the portrayal of our financial condition and results and require the most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Judgments and uncertainties may result in materially different amounts being reported under different conditions or using different assumptions. In addition to the critical accounting estimates disclosed below, see Note 16. Related Party Transactions to the consolidated and combined financial statements included elsewhere in this Annual Report on Form 10-K for further details on corporate allocations recorded in the consolidated and combined financial statements.
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
Revenue Recognition – Arrangements with Multiple Performance Obligations
The Company enters into arrangements with multiple performance obligations, such as multi-year sponsorship agreements, which may derive revenues for the Company, as well as Sphere Entertainment and MSG Sports within a single arrangement. The Company also derives revenue from similar types of arrangements which are entered into by Sphere Entertainment and MSG Sports. Payment terms for such arrangements can vary by contract, but payments are generally due in installments throughout the contractual term. The performance obligations included in each sponsorship agreement vary and may include advertising and other benefits such as, but not limited to, signage at The Garden and the Company’s other venues, digital advertising, and event or property specific advertising, as well as non-advertising benefits such as suite licenses and event tickets. To the extent the Company’s multi-year arrangements provide for performance obligations that are consistent over the multi-year contractual term, such performance obligations generally meet the definition of a series as provided for under the accounting guidance. If performance obligations are concluded to meet the definition of a series, the contractual fees for all years during the contract term are aggregated and the related revenue is recognized proportionately as the underlying performance obligation is satisfied.
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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Potential Interest Rate Risk Exposure:
The Company, through its subsidiary MSG National Properties, is subject to potential interest rate risk exposure related to borrowings incurred under its credit facilities. Changes in interest rates may increase interest expense payments with respect to any borrowings incurred under these credit facilities. The effect of a hypothetical 200 basis point increase in floating interest rate prevailing as of June 30, 2025 and continuing for a full year would increase the Company’s interest expense on the outstanding amounts under the credit facilities by $12,188.
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
Lower discount rates increase the present value of benefit obligations and will usually increase the subsequent year’s net periodic benefit cost. The weighted-average discount rates used to determine benefit obligations as of June 30, 2025 for the Company’s Pension Plans and Postretirement Plan were 5.52% and 4.96%, respectively. A 25 basis point decrease in each of these assumed discount rates would increase the projected benefit obligations for the Company’s Pension Plans and Postretirement Plan at June 30, 2025 by $2,920 and $20, respectively.
The weighted-average discount rates used to determine service cost, interest cost and the projected benefit obligation components of net periodic benefit cost were 5.67%, 5.41% and 5.55%, respectively, for Fiscal Year 2025 for the Company’s Pension Plans. The weighted-average discount rates used to determine service cost, interest cost and the projected benefit obligation components of net periodic benefit cost were 5.49%, 5.38% and 5.40%, respectively, for Fiscal Year 2025 for the Company’s Postretirement Plan. A 25 basis point decrease in these assumed discount rates would increase the total net periodic benefit cost for the Company’s Pension Plans by $60 and would result in no impact to the net periodic benefit cost for the Company’s Postretirement Plan for Fiscal Year 2025.
The expected long-term return on plan assets is based on a periodic review and modeling of the plans’ asset allocation structures over a long-term horizon. Expectations of returns for each asset class are the most important of the assumptions used in the review and modeling, and are based on comprehensive reviews of historical data, forward-looking economic outlook, and economic/financial market theory. The expected long-term rate of return was selected from within the reasonable range of rates determined by (a) historical real returns, net of inflation, for the asset classes covered by the investment policy, and (b) projections of inflation over the long-term period during which benefits are payable to plan participants. The weighted average expected long-term rate of return on plan assets for the Company’s funded Pension Plans was 6.73% for Fiscal Year 2025.
Performance of the capital markets affects the value of assets that are held in trust to satisfy future obligations under the Company’s funded plans. Adverse market performance in the future could result in lower rates of return for these assets than projected by the Company which could increase the Company’s funding requirements related to these plans, as well as negatively affect the Company’s operating results by increasing the net periodic benefit cost. A 25 basis point decrease in the long-term return on pension plan assets assumption would increase net periodic pension benefit cost by $280 for Fiscal Year 2025.

Item 8. Financial Statements and Supplementary Data
The Financial Statements required by this Item 8 appear beginning on page F-1 of this Annual Report on Form 10-K, and are incorporated by reference herein.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Executive Chairman and Chief Executive Officer and our Executive Vice President and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Executive Chairman and Chief Executive Officer and our Executive Vice President and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of June 30, 2025.
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
Under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of this evaluation, our management concluded that our internal control over financial reporting was effective as of June 30, 2025. The effectiveness of our internal control over financial reporting as of June 30, 2025 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Information relating to our directors, executive officers, corporate governance and insider trading policies and procedures will be included in the proxy statement for the 2025 annual meeting of the Company’s stockholders, which is expected to be filed within 120 days of our fiscal year end, and is incorporated herein by reference.
Item 11. Executive Compensation
Information relating to executive compensation will be included in the proxy statement for the 2025 annual meeting of the Company’s stockholders, which is expected to be filed within 120 days of our fiscal year end, and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information relating to the beneficial ownership of our common stock will be included in the proxy statement for the 2025 annual meeting of the Company’s stockholders, which is expected to be filed within 120 days of our fiscal year end, and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information relating to certain relationships and related transactions and director independence will be included in the proxy statement for the 2025 annual meeting of the Company’s stockholders, which is expected to be filed within 120 days of our fiscal year end, and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
Information relating to principal accountant fees and services will be included in the proxy statement for the 2025 annual meeting of the Company’s stockholders, which is expected to be filed within 120 days of our fiscal year end, and is incorporated herein by reference.

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

2.3		Plan of Conversion of Madison Square Garden Entertainment Corp. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on June 10, 2025).
3.1
Articles of Incorporation of Madison Square Garden Entertainment Corp., dated June 9, 2025 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 10, 2025).

3.2		Bylaws of Madison Square Garden Entertainment Corp., dated June 9, 2025 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on June 10, 2025).
4.1
Registration Rights Agreement, dated March 31, 2023, by and among Madison Square Garden Entertainment Corp. (formerly MSGE Spinco, Inc.) and The Charles F. Dolan Children Trusts (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 24, 2023).

4.2
Registration Rights Agreement, dated March 31, 2023, by and among Madison Square Garden Entertainment Corp. (formerly MSGE Spinco, Inc.) and The Dolan Family Affiliates (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on April 24, 2023).

4.3		Description of Capital Stock.
10.1
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

10.3		2023 Employee Stock Plan (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 filed on April 19, 2023). †
10.4	2023 Employee Stock Plan (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 filed on April 19, 2023). †	2023 Stock Plan for Non-Employee Directors (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-8 filed on April 19, 2023). †
10.5
Form of Indemnification Agreement between Madison Square Garden Entertainment Corp. and its Directors and Officers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 10, 2025).

EXHIBIT NO.	DESCRIPTION
10.6
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

10.15
Lease Agreement, between RCPI Trust and Radio City Productions LLC, relating to Radio City Music Hall, dated December 4, 1997 (incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form 10 filed on March 30, 2023). *

10.16
First Amendment to Lease Agreement, dated December 4, 1997, between RCPI Trust and Radio City Productions LLC, dated February 19, 1999 (incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form 10 filed on March 30, 2023).

10.17
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

10.21
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

10.23
First Renewal Option Extension Letter amending Lease Agreement, dated December 4, 1997, by and between RCPI Landmark Properties, L.L.C. and Radio City Productions LLC (as amended), dated February 24, 2021 (incorporated by reference to Exhibit 10.24 to the Company’s Registration Statement on Form 10 filed on March 30, 2023).

EXHIBIT NO.	DESCRIPTION
10.24
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

10.27
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

10.31
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

10.38
Arena License Agreement, dated as of April 15, 2020, between MSG Arena, LLC and New York Rangers, LLC (incorporated by reference to Exhibit 10.44 to the Company’s Registration Statement on Form 10 filed on March 30, 2023). *

10.39
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

10.42
Employment Agreement, dated as of June 20, 2024, between Madison Square Garden Entertainment Corp. and James L. Dolan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 21, 2024). †

10.43
Employment Agreement, dated as of February 1, 2024, between Madison Square Garden Entertainment Corp. and Michael Grau (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 5, 2024). †

10.44
Employment Agreement, dated as of December 18, 2023, between Madison Square Garden Entertainment Corp. and Laura Franco (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on February 7, 2024). †

10.45
Employment Agreement, dated as of April 7, 2025, between Madison Square Garden Entertainment Corp. and David Collins (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 9, 2025). †

10.46
Employment Agreement, dated as of July 24, 2024, between Madison Square Garden Entertainment Corp. and Layth Taki (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 25, 2024). †

10.47
Employment Agreement, effective April 1, 2023, between Madison Square Garden Entertainment Corp. and Philip D’Ambrosio (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 2, 2023). †

10.48
Release, dated April 18, 2023, between Sphere Entertainment Co. (formerly Madison Square Garden Entertainment Corp.) and RCPI Landmark Properties, L.L.C. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 24, 2023).

10.49
Amendment No. 1 to Credit Agreement and Waiver, dated as of April 18, 2023, among MSG National Properties, LLC, the guarantors party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on April 24, 2023).

10.50
Amendment No. 2 to Credit Agreement, dated as of May 25, 2023, among MSG National Properties, LLC, the guarantors party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.59 to the Company’s Registration Statement on Form S-1 filed on June 20, 2023).

10.51
Amendment No. 3 to Credit Agreement, dated as of September 15, 2023, among MSG National Properties, LLC, the guarantors party thereto, the lender party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 21, 2023).

10.52
Amendment No. 4 to Credit Agreement, dated as of June 27, 2025, among MSG National Properties, LLC, the guarantors party thereto, the lender party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 30, 2025).

19.1	Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Company’s Annual Report on Form 10-K filed on August 16, 2024).
21.1	Subsidiaries of the Registrant.
23.1	Consent of Deloitte and Touche LLP.
24.1	Power of Attorney (included on signature page to this Annual Report on Form 10-K).
31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **
32.2	Certification by the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

EXHIBIT NO.	DESCRIPTION
97.1	Clawback Policy (incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K filed on August 16, 2024).
101
The following materials from Madison Square Garden Entertainment Corp. Annual Report on Form 10-K for the fiscal year ended June 30, 2025, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) consolidated balance sheets, (ii) consolidated and combined statements of operations, (iii) consolidated and combined statements of comprehensive income, (iv) consolidated and combined statements of cash flows, (v) consolidated and combined statements of deficit, and (vi) notes to consolidated and combined financial statements.

104	The cover page from the Company’s Annual Report on Form 10-K for the year ended June 30, 2025 formatted in Inline XBRL and contained in Exhibit 101.
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
SIGNATURES
Pursuant to the requirements of the Section 13 or 15(d) the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 13th day of August 2025.

Madison Square Garden Entertainment Corp.

By:	/s/ DAVID J. COLLINS
	Name:	David J. Collins
	Title:	Executive Vice President and Chief Financial Officer
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints David J. Collins, Laura Franco and Mark C. Cresitello, and each of them, as such person’s true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for such person in such person’s name, place and stead, in any and all capacities, to sign this report, and file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons in the capacities and on the dates indicated.

Name	Title	Date
/s/ JAMES L. DOLAN	Executive Chairman and Chief Executive Officer (Principal Executive Officer) and Director	August 13, 2025
James L. Dolan
/s/ DAVID J. COLLINS	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	August 13, 2025
David J. Collins
/s/ LAYTH TAKI	Senior Vice President, Controller and Principal Accounting Officer	August 13, 2025
Layth Taki
/s/ MARTIN BANDIER	Director	August 13, 2025
Martin Bandier
/s/ DONNA M. COLEMAN	Director	August 13, 2025
Donna M. Coleman
/s/ CHARLES P. DOLAN	Director	August 13, 2025
Charles P. Dolan
/s/ MARIANNE DOLAN WEBER	Director	August 13, 2025
Marianne Dolan Weber
/s/ PAUL J. DOLAN	Director	August 13, 2025
Paul J. Dolan
/s/ QUENTIN F. DOLAN	Director	August 13, 2025
Quentin F. Dolan
/s/ RYAN T. DOLAN	Director	August 13, 2025
Ryan T. Dolan
/s/ THOMAS C. DOLAN	Director	August 13, 2025
Thomas C. Dolan
/s/ FREDERIC V. SALERNO	Director	August 13, 2025
Frederic V. Salerno
/s/ BRIAN G. SWEENEY	Director	August 13, 2025
Brian G. Sweeney
/s/ CLAIRE D. SWEENEY	Director	August 13, 2025
Claire D. Sweeney

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Madison Square Garden Entertainment Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Madison Square Garden Entertainment Corp. and subsidiaries (the "Company") as of June 30, 2025 and 2024, the related consolidated and combined statements of operations, comprehensive income, cash flows, and deficit, for each of the three years in the period ended June 30, 2025, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2025, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of June 30, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 13, 2025, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Related Party Transactions — Refer to Note 16 to the financial statements

Critical Audit Matter Description

The Dolan family, including trusts for the benefit of members of the Dolan family (collectively, the Dolan Family Group), as of June 30, 2025, is the majority beneficial owner of the Company, Sphere Entertainment Co. (“Sphere Entertainment”), Madison Square Garden Sports Corp. (“MSG Sports”), AMC Networks Inc., and other related entities. In addition, there are certain overlapping directors and executive officers between the companies. Each of these entities has been identified as a related party at June 30, 2025.

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
August 13, 2025
We have served as the Company's auditor since 2022.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Madison Square Garden Entertainment Corp.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Madison Square Garden Entertainment Corp. and subsidiaries (the “Company”) as of June 30, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended June 30, 2025, of the Company and our report dated August 13, 2025, expressed an unqualified opinion on those financial statements.

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
August 13, 2025

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
	As of June 30,
	2025	2024
ASSETS
Current Assets:
Cash, cash equivalents and restricted cash	$43,538	$33,555
Accounts receivable, net	66,781	77,259
Related party receivables, current	22,487	17,469
Prepaid expenses and other current assets	104,326	90,801
Total current assets	237,132	219,084
Non-Current Assets:
Property and equipment, net	621,075	633,533
Right-of-use lease assets	484,544	388,658
Goodwill	69,041	69,041
Indefinite-lived intangible assets	63,801	63,801
Deferred tax assets, net	54,072	68,307
Other non-current assets	140,177	110,283
Total assets	$1,669,842	$1,552,707
LIABILITIES AND DEFICIT
Current Liabilities:
Accounts payable, accrued and other current liabilities	$184,360	$203,750
Related party payables, current	23,830	42,506
Long-term debt, current	30,469	16,250
Operating lease liabilities, current	35,100	27,736
Deferred revenue	228,642	215,581
Total current liabilities	502,401	505,823
Non-Current Liabilities:
Long-term debt, net of deferred financing costs	568,780	599,248
Operating lease liabilities, non-current	566,484	427,014
Other non-current liabilities	45,477	43,787
Total liabilities	1,683,142	1,575,872
Commitments and contingencies (see Note 11)
Deficit:
Class A Common Stock (a)	461	456
Class B Common Stock (b)	69	69
Additional paid-in capital	44,843	33,481
Treasury stock at cost (5,483 and 4,365 shares as of June 30, 2025 and June 30, 2024, respectively)	(180,204)	(140,512)
Retained earnings	153,034	115,603
Accumulated other comprehensive loss	(31,503)	(32,262)
Total deficit	(13,300)	(23,165)
Total liabilities and deficit	$1,669,842	$1,552,707
_________________
(a)    Class A Common Stock, $0.01 par value per share, 120,000 shares authorized; 46,076 and 45,556 shares issued as of June 30, 2025 and June 30, 2024, respectively.
(b)    Class B Common Stock, $0.01 par value per share, 30,000 shares authorized; 6,867 shares issued as of June 30, 2025 and June 30, 2024.

See accompanying notes to the consolidated and combined financial statements.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Years Ended June 30,
	2025	2024	2023
Revenues:
Revenues from entertainment offerings	$712,294	$723,897	$643,885
Food, beverage, and merchandise revenues	150,506	162,092	135,933
Arena license fees and other leasing revenue	79,934	73,276	71,678
Total revenues (a)	942,734	959,265	851,496
Direct operating expenses:
Entertainment offerings, arena license fees, and other leasing direct operating expenses	(444,256)	(475,502)	(420,301)
Food, beverage, and merchandise direct operating expenses	(91,387)	(93,334)	(79,628)
Total direct operating expenses (a)	(535,643)	(568,836)	(499,929)
Selling, general and administrative expenses (a)	(214,974)	(206,963)	(180,216)
Depreciation and amortization	(57,768)	(53,876)	(60,463)
Impairment of long-lived assets	(11,202)	—	—
Gains, net on dispositions	—	—	4,361
Restructuring charges	(1,055)	(17,649)	(10,241)
Operating income	122,092	111,941	105,008
Interest income (a)	2,328	2,976	7,244
Interest expense	(50,506)	(57,954)	(51,869)
Loss on extinguishment of debt	(6,132)	—	—
Other (expense) income, net	(2,221)	(4,672)	17,389
Income from operations before income taxes	65,561	52,291	77,772
Income tax (expense) benefit	(28,130)	92,009	(1,728)
Net income	37,431	144,300	76,044
Less: Net loss attributable to nonredeemable noncontrolling interest	—	—	(553)
Net income attributable to MSG Entertainment’s stockholders	$37,431	$144,300	$76,597

Earnings per share attributable to MSG Entertainment’s stockholders:
Basic	$0.78	$2.99	$1.48
Diluted	$0.77	$2.97	$1.47

Weighted-average number of shares of common stock:
Basic	48,031	48,275	51,819
Diluted	48,330	48,589	52,278
_________________
(a) See Note 16. Related Party Transactions for further information on related party arrangements.

See accompanying notes to the consolidated and combined financial statements.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Years Ended June 30,
	2025	2024	2023
Net income	$37,431	$144,300	$76,044
Other comprehensive income (loss), before income taxes:
Pension plans and other postretirement plans adjustments	1,159	2,131	(971)
Income tax (expense) benefit related to items of other comprehensive income	(400)	(372)	176
Other comprehensive income (loss), net of income taxes	759	1,759	(795)
Comprehensive income	38,190	146,059	75,249
Less: Comprehensive loss attributable to nonredeemable noncontrolling interests	—	—	(553)
Comprehensive income attributable to MSG Entertainment’s stockholders	$38,190	$146,059	$75,802

See accompanying notes to the consolidated and combined financial statements.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
(in thousands)
	Years Ended June 30,
	2025	2024	2023
OPERATING ACTIVITIES:
Net income	$37,431	$144,300	$76,044
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	57,768	53,876	60,463
Impairment of long-lived assets	11,202	—	—
Share-based compensation expense	27,694	31,168	31,813
Amortization of deferred financing costs	3,342	3,351	3,221
Deferred income tax expense (benefit)	14,840	(92,197)	720
Related party paid in kind interest	—	(512)	(3,189)
Net unrealized and realized (gain) loss on equity investments with readily determinable fair values	(127)	1,242	(16,050)
Loss on extinguishment of debt	6,132	—	—
Other non-cash adjustments	889	1,556	(4,280)
Change in assets and liabilities:
Accounts receivable, net	9,589	(13,940)	38,844
Related party receivables and payables, net	(23,694)	47,222	(43,037)
Prepaid expenses and other current and non-current assets	(42,826)	(44,195)	(31,363)
Accounts payable	(14,492)	10,105	4,758
Accrued and other current and non-current liabilities	(32,645)	(65,835)	(5,454)
Deferred revenue	20,448	(10,274)	24,254
Operating lease right-of-use assets and lease liabilities	39,746	45,399	(1,050)
Net cash provided by operating activities	$115,297	$111,266	$135,694
INVESTING ACTIVITIES
Capital expenditures	$(22,222)	$(24,181)	$(15,188)
Proceeds from sale of investments	55	28,465	24,289
Proceeds from dispositions, net	—	—	27,904
Loan to related parties	—	(65,000)	(6,700)
Other investing activities	(1,526)	(1,655)	—
Net cash (used in) provided by investing activities	$(23,693)	$(62,371)	$30,305
FINANCING ACTIVITIES
Proceeds from issuance of loans	$609,375	$—	$304
Proceeds from revolving credit facilities	55,000	73,000	—
Principal repayments on long-term debt	(680,626)	(106,350)	(20,126)
Repurchases of Class A common stock	(39,692)	(50,874)	(25,000)
Taxes paid in lieu of shares issued for equity-based compensation	(16,277)	(14,534)	—
Payments for debt financing costs	(9,348)	(633)	—
Repayments on related party loan	—	(304)	—
Net transfers to Sphere Entertainment and its subsidiaries	—	—	(99,395)
Other financing activities	(53)	—	—
Net cash used in financing activities	$(81,621)	$(99,695)	$(144,217)
Net increase (decrease) in cash, cash equivalents and restricted cash	9,983	(50,800)	21,782
Cash, cash equivalents and restricted cash, beginning of period	33,555	84,355	62,573
Cash, cash equivalents and restricted cash, end of period	$43,538	$33,555	$84,355
Non-cash investing and financing activities:
Capital expenditures incurred but not yet paid or paid by landlord	$23,693	$34,765	$761
Non-cash financing activities	$(148)	$—	$—
Non-cash stock repurchases in lieu of payment of loan due from related party	$—	$65,512	$5,350
Related party loan payable assigned to the Company	$—	$—	$53,656

See accompanying notes to the consolidated and combined financial statements.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
CONSOLIDATED AND COMBINED STATEMENTS OF DEFICIT
(in thousands)
	Common Stock	Sphere Entertainment Co. Investment	Additional paid-in capital	Treasury Stock	Retained earnings (deficit)	Accumulated Other Comprehensive Loss	Total Madison Square Garden Entertainment Corp. Stockholders’ Deficit	Non-redeemable Noncontrolling Interests	Total Deficit
Balance as of June 30, 2022	$—	$33,265	$—	$—	$—	$(34,740)	$(1,475)	$(114)	$(1,589)
Net income	—	105,294	—	—	(28,697)	—	76,597	(553)	76,044
Other comprehensive loss	—	—	—	—	—	(795)	(795)	—	(795)
Share-based compensation	—	—	5,981	—	—	—	5,981	—	5,981
BCE Disposition	—	—	—	—	—	—	—	667	667
Net decrease in Sphere Entertainment Co. Investment	—	(105,794)	—	—	—	—	(105,794)	—	(105,794)
Issuance of common stock and reclassification of Sphere Entertainment Co. Investment	519	(32,765)	11,996	—	—	1,514	(18,736)	—	(18,736)
Stock repurchases, inclusive of tax	—	—	(250)	(25,000)	—	—	(25,250)	—	(25,250)
Balance as of June 30, 2023	$519	$—	$17,727	$(25,000)	$(28,697)	$(34,021)	$(69,472)	$—	$(69,472)
Net income	—	—	—	—	144,300	—	144,300	—	144,300
Other comprehensive income	—	—	—	—	—	1,759	1,759	—	1,759
Share-based compensation	—	—	31,168	—	—	—	31,168	—	31,168
Tax withholding associated with shares issued for share-based compensation	6	—	(14,540)	—	—	—	(14,534)	—	(14,534)
Stock repurchases, inclusive of tax	—	—	(874)	(115,512)	—	—	(116,386)	—	(116,386)
Balance as of June 30, 2024	$525	$—	$33,481	$(140,512)	$115,603	$(32,262)	$(23,165)	$—	$(23,165)
Net income	—	—	—	—	37,431	—	37,431	—	37,431
Other comprehensive income	—	—	—	—	—	759	759	—	759
Share-based compensation	—	—	27,694	—	—	—	27,694	—	27,694
Tax withholding associated with shares issued for share-based compensation	5	—	(16,282)	—	—	—	(16,277)	—	(16,277)
Stock repurchases, inclusive of tax	—	—	(50)	(39,692)	—	—	(39,742)	—	(39,742)
Balance as of June 30, 2025	$530	$—	$44,843	$(180,204)	$153,034	$(31,503)	$(13,300)	$—	$(13,300)

See accompanying notes to the consolidated and combined financial statements.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
All amounts included in the following Notes to Consolidated and Combined Financial Statements are presented in thousands, except per share data or as otherwise noted.
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
The Company’s portfolio of venues includes: Madison Square Garden (“The Garden”), The Theater at Madison Square Garden, Radio City Music Hall, the Beacon Theatre, and The Chicago Theatre. The Company also owns and produces the original production, the Christmas Spectacular Starring the Radio City Rockettes (the “Christmas Spectacular”). In addition, the Company has an entertainment and sports bookings business, which showcases a broad array of compelling concerts, family shows and special events, as well as a diverse mix of sporting events, for millions of guests annually.
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
Basis of Presentation
The Company reports on a fiscal year basis ending on June 30th. In these consolidated and combined financial statements, the fiscal years ended June 30, 2025, 2024 and 2023 are referred to as “Fiscal Year 2025”, “Fiscal Year 2024”, and “Fiscal Year 2023”, respectively, and the fiscal year ending June 30, 2026 is referred to as “Fiscal Year 2026”.
The Company’s financial statements as of and for the periods ended June 30, 2025 and June 30, 2024 are presented on a consolidated basis. Subsequent to the MSGE Distribution, the Company’s financial statements as of June 30, 2023 and for the period from April 21, 2023 to June 30, 2023 included in the year ended June 30, 2023 are presented on a consolidated basis, as the Company became a

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)
standalone public company on April 21, 2023. The Company’s financial information from July 1, 2022 through April 20, 2023 that is included in the results of operations for the year ended June 30, 2023 was prepared on a standalone basis derived from the consolidated financial statements and accounting records of Sphere Entertainment. These financial statements reflect the combined historical results of operations, financial position and cash flows of the Company in accordance with U.S. generally accepted accounting principles (“GAAP”) and Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (SAB) Topic 1-B, Allocation of Expenses and Related Disclosure in Financial Statements of Subsidiaries, Divisions or Lesser Business Components of Another Entity. References to U.S. GAAP issued by the Financial Accounting Standards Board (“FASB”) in these footnotes are to the FASB Accounting Standards Codification, also referred to as “ASC.”
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
The financial information from July 1, 2022 through April 20, 2023 that is included in the results of operations for the year ended June 30, 2023 includes allocations for certain support functions that were provided on a centralized basis and not historically recorded at the business unit level by Sphere Entertainment, such as expenses related to executive management, finance, legal, human resources, government affairs, information technology, and venue operations, among others. As part of the MSGE Distribution, certain corporate and operational support functions were transferred to the Company and therefore, charges were reflected in order to burden all business units comprising Sphere Entertainment’s historical operations. These expenses have been allocated to Sphere Entertainment on the basis of direct usage when identifiable, with the remainder allocated on a pro rata basis of combined assets, headcount or other measures of the Company or Sphere Entertainment, which are recorded as a reduction of either Direct operating expenses or Selling, general and administrative expense.
After the MSGE Distribution, the Company has been providing certain of these services to Sphere Entertainment through a services agreement, since certain employees providing support functions were transferred to the Company as part of the MSGE Distribution.
Management believes the assumptions underlying the consolidated and combined financial statements, including the assumptions regarding allocating general corporate expenses, are reasonable. Nevertheless, the combined financial statements may not include all of the actual expenses that would have been incurred by the Company and may not reflect its combined results of operations, financial position and cash flows had it been a standalone company during the periods presented. Actual costs that would have been incurred if the Company had been a standalone company would depend on multiple factors, including organizational structure and strategic decisions made in various areas, including information technology and infrastructure. The Company is unable to quantify the amounts that it would have recorded during the historical periods on a standalone basis. See Note 16. Related Party Transactions for more information regarding allocations of certain costs from the Company to Sphere Entertainment.
As of the MSGE Distribution Date, Sphere Entertainment’s net investment in the Company was contributed to Sphere Entertainment’s stockholders through the distribution of approximately 67% of the common stock of the Company. The par value of the Company’s stock was recorded as a component of common stock, with the remaining balance recorded as retained deficit in the consolidated balance sheets on the MSGE Distribution Date.
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
For the periods prior to the MSGE Distribution Date, the combined financial statements include certain assets and liabilities that were historically held at Sphere Entertainment’s corporate level but were specifically identifiable or otherwise attributable to the Company. Certain historical intercompany transactions between Sphere Entertainment and the Company have been included as components of

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)
Sphere Entertainment’s investment in the combined financial statements, as they were considered to be effectively settled upon effectiveness of the MSGE Distribution and were not historically settled in cash. Certain other historical intercompany transactions between Sphere Entertainment and the Company have been classified as related party, rather than intercompany, in the combined financial statements as they were historically settled in cash. Expenses related to corporate allocations from the Company to Sphere Entertainment prior to the MSGE Distribution are considered to be effectively settled in the combined financial statements at the time the transaction was recorded, with the offset recorded against Sphere Entertainment’s investment in the Company. See Note 16. Related Party Transactions, for further information on related party arrangements.
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
Arrangements with Multiple Performance Obligations
The Company enters into arrangements with multiple performance obligations, such as multi-year sponsorship agreements, which may derive revenues for the Company, as well as Sphere Entertainment and MSG Sports within a single arrangement. The Company also derives revenue from similar types of arrangements which are entered into by Sphere Entertainment and MSG Sports. Payment terms for such arrangements can vary by contract, but payments are generally due in installments throughout the contractual term. The performance obligations included in each sponsorship agreement vary and may include advertising and other benefits such as, but not limited to, signage at The Garden and the Company’s other venues, digital advertising, event or property-specific advertising, as well as non-advertising benefits such as suite licenses and event tickets. Further, these arrangements may require the Company to purchase the customers’ goods or services. To the extent the Company’s multi-year arrangements provide for performance obligations that are consistent over the multi-year contractual term, such performance obligations generally meet the definition of a series as provided for under the accounting guidance. If performance obligations are concluded to meet the definition of a series, the contractual fees for all years during the contract term are aggregated and the related revenue is recognized proportionately as the underlying performance obligation is satisfied.
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
Production Costs for the Company’s Original Productions
The Company defers certain costs of productions such as creative design, scenery, wardrobes, rehearsal and other related costs for the Company’s proprietary shows. Deferred production costs are amortized on a straight-line basis over the course of a production’s performance period using the expected life of a show’s assets and are recorded as a component of Entertainment offerings, arena license fees, and other leasing direct operating expenses on the Company’s consolidated and combined statements of operations. Deferred production costs are subject to recoverability assessments whenever there is an indication of potential impairment.
Revenue Sharing Expenses
Revenue sharing expenses are determined based on contractual agreements between the Company and MSG Sports, primarily related to suite licenses, certain internal signage and in-venue food and beverage sales and are recorded as a component of Entertainment offerings, arena license fees, and other leasing direct operating expenses on the Company’s consolidated and combined statements of operations.
D. Advertising Expenses
Advertising costs are typically charged to expense when incurred. Total advertising costs expensed were $10,397, $11,027, and $8,832 for Fiscal Years 2025, 2024 and 2023, respectively.
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
F. Share-based Compensation
For periods prior to the MSGE Distribution Date, certain employees of the Company participated in Sphere Entertainment’s share-based compensation plans. Share-based compensation expense has been attributed to the Company based on the awards and terms previously granted to Sphere Entertainment’s employees. For purposes of the consolidated and combined financial statements, an allocation to Sphere Entertainment of share-based compensation expense related to corporate employees was recorded. In addition, Share-based compensation expense attributed to the Company’s direct employees was recorded in the consolidated and combined financial statements. Share-based compensation expense related to directors and corporate executives of Sphere Entertainment has been allocated on a proportional basis, which management has deemed to be reasonable.
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
G. Earnings (Loss) Per Share
For the periods after the MSGE Distribution Date, basic earnings per share (“EPS”) attributable to the Company’s common stockholders is based upon net income attributable to the Company’s common stockholders divided by the weighted-average number of shares of common stock outstanding during the period. Diluted EPS reflects the effect of the assumed vesting of restricted stock units and exercise of stock options only in the periods in which such effect would have been dilutive. For the periods when a net loss is reported, the computation of diluted EPS equals the basic EPS calculation since common stock equivalents would be antidilutive due to losses from continuing operations. Holders of Class A common stock and Class B common stock are entitled to receive dividends equally on a per-share basis if and when such dividends are declared. As the holders of Class A and Class B common stock are entitled to identical dividend and liquidation rights, the undistributed earnings are allocated on a proportionate basis to each class of common stock and the resulting basic and diluted net earnings (loss) per share attributable to common stockholders are, therefore, the same for both Class A and Class B common stock on both an individual and combined basis. On the MSGE Distribution Date, 51,768 shares of common stock of the Company, inclusive of 17,021 shares of Class A common stock related to the MSGE Retained Interest, were outstanding.
H. Cash and Cash Equivalents
The Company considers the balance of its investment in funds that substantially hold highly liquid securities that mature within three months or less from the date the fund purchases these securities to be cash equivalents. The carrying amount of cash and cash equivalents either approximates fair value due to the short-term maturity of these instruments or is at fair value. Checks outstanding in excess of related book balances are included in accounts payable in the accompanying consolidated balance sheets. The Company presents the change in these book cash overdrafts as cash flows from operating activities.
I. Restricted Cash
The Company’s restricted cash includes cash deposited in escrow accounts related to general liability insurance obligations. The carrying amount of restricted cash approximates fair value due to the short-term maturity of these instruments.
J. Accounts Receivable
Accounts receivable are recorded at net realizable value. The Company maintains an allowance for credit losses to reserve for potentially uncollectible receivables. The allowance for credit losses is estimated based on the Company’s consideration of credit risk and analysis of receivables aging, specific identification of certain receivables that are at risk of not being paid, past collection

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)
experience and other factors. The Company recognized an allowance of $546 and $582 for Fiscal Years 2025 and 2024, respectively.
K. Investments
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
L. Property and Equipment and Other Long-Lived Assets
Property and equipment and other long-lived assets, including amortizable intangible assets, are stated at cost or acquisition date fair value, if acquired. Expenditures for new facilities or equipment, and expenditures that extend the useful lives of existing facilities or equipment, are capitalized and recorded at cost. The useful lives of the Company’s long-lived assets are based on estimates of the period over which the Company expects the assets to be of economic benefit to the Company. In estimating the useful lives, the Company considers factors such as, but not limited to, risk of obsolescence, anticipated use, plans of the Company, and applicable laws and permit requirements. Depreciation starts on the date when the asset is available for its intended use. Construction in progress assets are not depreciated until available for their intended use. Costs of maintenance and repairs are expensed as incurred.
The major categories of property and equipment are depreciated on a straight-line basis using the estimated lives indicated below:

Estimated Useful Lives
Buildings	Up to 40 years
Equipment	1 year to 22 years
Furniture and fixtures	1 year to 10 years
Leasehold improvements	Shorter of term of lease or useful life of improvement
M. Goodwill and Indefinite-Lived Assets
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
N. Impairment of Long-Lived and Indefinite-Lived Assets
In assessing the recoverability of the Company’s long-lived and indefinite-lived assets, the Company must make estimates and assumptions regarding future cash flows and other factors to determine the fair value of the respective assets. These estimates and assumptions could have a significant impact on whether an impairment charge is recognized and the magnitude of any such charge. Fair value estimates are made based on relevant information at a specific point in time, are subjective in nature, and involve significant uncertainties and judgments. If these estimates or assumptions change materially, the Company may be required to record impairment charges related to its long-lived and/or indefinite-lived assets.
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
O. Leases
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

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)
For leases with a term exceeding 12 months, a lease liability is recorded on the Company’s consolidated balance sheets at lease commencement reflecting the present value of the fixed minimum payment obligations over the lease term. A corresponding ROU asset equal to the initial lease liability is also recorded, adjusted for any prepaid rent and/or initial direct costs incurred in connection with execution of the lease and reduced by any lease incentives received. In addition, the ROU asset is adjusted to reflect any above or below market lease terms under acquired lease contracts.
The Company includes fixed payment obligations related to non-lease components in the measurement of ROU assets and lease liabilities, as the Company has elected to account for lease and non-lease components together as a single lease component. ROU assets associated with finance leases are presented separate from ROU assets associated with operating leases and are included within Property and equipment, net on the Company’s consolidated balance sheets. For purposes of measuring the present value of the Company’s fixed payment obligations for a given lease, the Company uses its incremental borrowing rate, determined based on information available at lease commencement, as rates implicit in the underlying leasing arrangements are typically not readily determinable. The Company’s incremental borrowing rate reflects the rate it would pay to borrow on a secured basis and incorporates the term and economic environment surrounding the associated lease.
For operating leases, fixed lease payments are recognized as lease expense on a straight-line basis over the lease term. For finance leases, the initial ROU asset is depreciated on a straight-line basis over the lease term, along with recognition of interest expense associated with accretion of the lease liability, which is ultimately reduced by the related fixed payments. For leases with a term of 12 months or less, any fixed lease payments are recognized on a straight-line basis over the lease term and are not recognized in the consolidated balance sheets. Variable lease costs for both operating and finance leases, if any, are recognized as incurred and such costs are excluded from lease balances recorded in the consolidated balance sheets.
P. Contingencies
Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.
Q. Defined Benefit Pension Plans and Other Postretirement Benefit Plans
As more fully described in Note 13, Pension Plans and Other Postretirement Benefit Plans, certain employees of the Company participated in defined benefit pension plans sponsored by Sphere Entertainment prior to the MSGE Distribution. After the MSGE Distribution, Sphere Entertainment transferred the sponsorship of certain funded defined benefit plans to the Company, The Company accounts for the defined benefit Pension Plans under the guidance of ASC Topic 715, Compensation — Retirement Benefits (“ASC Topic 715”). Accordingly, for the defined benefit Pension Plans liabilities, the consolidated and combined financial statements reflected the full impact of such plans on both the consolidated and combined statements of operations and the consolidated balance sheets and the Company recorded an asset or liability to recognize the funded status of the defined benefit Pension Plans (other than multiemployer plans), as well as a liability only for any required contributions to the defined benefit Pension Plans that were accrued and unpaid at the balance sheet date. The related pension expenses attributed to the Company were based primarily on pension-eligible compensation of active participants.
Actuarial gains and losses that have not yet been recognized through the consolidated and combined statements of operations are recorded in accumulated other comprehensive income until they are amortized as a component of net periodic benefit cost through other comprehensive income.
After the MSGE Distribution Date, the Company has both funded and unfunded defined benefit plans, as well as a contributory other postretirement benefit plan, covering certain full-time employees and retirees. The expense recognized by the Company is determined using certain assumptions, including the expected long-term rate of return and discount rates, among others. The Company recognizes the funded status of its defined benefit pension and other postretirement plans (other than multiemployer plans) as an asset or liability in the consolidated balance sheets and recognizes changes in the funded status in the year in which the changes occur through other comprehensive income.

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
S. Concentrations of Risk
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
T. Recently Issued and Adopted Accounting Pronouncements
Recently Issued Accounting Pronouncements
In December 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-09, Improvements to Income Tax Disclosures, a final standard on improvements to income tax disclosures which applies to all entities subject to income taxes. The standard requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The standard is intended to benefit investors by providing more detailed income tax disclosures that would be helpful to understand an entity’s exposure to potential changes in jurisdictional tax legislation and the ensuing risks and opportunities, assess income tax information that affects cash flow forecasts and capital allocation decisions, and identify potential opportunities to increase future cash flows. This standard will be effective for the Company in Fiscal Year 2026 and will be applied prospectively. The impact upon adoption will be on the Company’s income tax disclosures only, with no impact to the Company’s consolidated financial statements.
In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses, as amended by ASU 2025-01, which was issued in January 2025, requiring disclosure, in the notes to financial statements, of specified information about certain costs and expenses at each interim and annual reporting period. This will be effective for the Company for annual periods beginning with Fiscal Year ending June 30, 2028, and interim reporting periods beginning in Fiscal Year Ending June 30, 2029. Early adoption of ASU 2024-03 is permitted. This amended ASU may be applied either prospectively to financial statements issued for reporting periods after the effective date or retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the impact of adopting this standard on the Company’s financial statement disclosures.
In July 2025, the FASB issued ASU 2025-05, Measurement of Credit Losses for Accounts Receivable and Contract Assets. This ASU provides all entities with a practical expedient that allows for the assumption that current conditions as of the balance sheet date do not change for the remaining life of the asset when estimating credit losses for such assets. This standard will be effective for the Company in the first quarter of Fiscal Year 2027 and early adoption is permitted. The Company is currently evaluating the potential impact of applying the allowable practical expedient on its estimates of credit losses for accounts receivable and contract assets.
Recently Adopted Accounting Pronouncements
In November 2023, the FASB issued ASU No. 2023-07, Improvement to Reportable Segment Disclosures. This ASU aims to improve segment disclosures through enhanced disclosures about significant segment expenses. The standard requires disclosure of significant expense categories and amounts for such expenses, including those segment expenses that are regularly provided to the CODM, easily computable from information that is regularly provided, or significant expenses that are expressed in a form other than actual amounts. This standard is effective for the Company as of Fiscal Year 2025 and has been applied retrospectively to all prior periods as presented in Note 17. Segment Information.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)
Note 3. Dispositions
The Company did not have any dispositions during Fiscal Years 2025 and 2024. Below is a summary of the dispositions that occurred during Fiscal Year 2023.
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
Note 4. Revenue Recognition
All revenue recognized in the consolidated and combined statements of operations is considered to be revenue from contracts with customers in accordance with ASC Topic 606, Revenue From Contracts with Customers (“ASC Topic 606”), except for revenues from the Arena License Agreements and leases and subleases that are accounted for in accordance with ASC Topic 842, Leases (“ASC Topic 842”). The Company’s revenues by category are outlined in Note 2. Summary of Significant Accounting Policies. In Fiscal Years 2025 and 2024, the Company did not have any material provisions for credit losses on receivables or contract assets arising from contracts with customers.
Revenues from entertainment offerings
The Company’s performance obligations with respect to revenues from entertainment offerings are generally satisfied at the point in time the related event occurs or as the underlying benefits are delivered over the term of the respective agreements.
Revenues from entertainment offerings include revenue from the license of The Garden’s suites for the Company’s or MSG Sports’ events. Suite license arrangements are generally multi-year fixed-fee arrangements that include annual fee increases. Payment terms for suite license arrangements can vary by contract, but payments are generally due in installments prior to provisions of access to the suite. The Company’s performance obligation under such arrangements is to provide the licensee with access to the suite when events occur at The Garden. The Company accounts for the performance obligation under these types of arrangements as a series and, as a result, the related suite license fees for all years during the license term are aggregated and revenue is recognized proportionately over the license period as the Company satisfies the related performance obligation. Progress toward satisfaction of the Company’s suite license performance obligation is measured as access to the suite is provided to the licensee for each event throughout the contractual term of the license.
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
During each of Fiscal Year 2025, 2024 and 2023, the Company recognized $68,068 of revenues under the Arena License Agreements.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)
Principal vs. Agent Considerations
Revenue for the Company’s suite license arrangements is recorded on a gross basis, as the Company is the principal in such transactions and controls the related goods or services before transfer to the customer. MSG Sports is entitled to a 67.5% share of the Company’s suite license revenue pursuant to the terms of the Arena License Agreements, which is recognized in the consolidated and combined statements of operations as a component of Direct operating expenses.
For sponsorship agreements entered into by the Company or by MSG Sports that contain performance obligations satisfied solely by the Company, revenue is recorded on a gross basis as the Company is the principal with respect to such performance obligations and controls the related goods or services before transfer to the customer. In accordance with the Arena License Agreements, MSG Sports is entitled to a share of the revenue generated from certain signage performance obligations where the Company is the principal. The Company records this signage revenue on a gross basis and MSG Sports’ share of such revenue as a component of Direct operating expenses within the consolidated and combined statements of operations.
For Fiscal Years 2025, 2024 and 2023, the Company recorded revenue-sharing expense of $147,008, $137,053 and $119,017, respectively, for MSG Sports’ share of the Company’s revenues from (i) suite licenses, (ii) certain signage and sponsorships, and (iii) food and beverage based upon the provisions of the underlying contractual arrangements, and on the basis of direct usage when specifically identified or allocated proportionally.
In Fiscal Year 2020, the Company entered into advertising sales representation agreements with certain subsidiaries of MSG Sports. Pursuant to these agreements, the Company has the exclusive right and obligation to sell sponsorship assets on behalf of the respective subsidiaries of MSG Sports. The Company is entitled to both fixed and variable commissions under the terms of these agreements. The Company recognizes the fixed component ratably over the term of the arrangement which corresponds with the Company’s satisfaction of its service-based performance obligations. Variable commissions are earned and recognized as the related sponsorship performance obligations are satisfied by MSG Sports. The Company is not the principal in such arrangements as it does not control the related goods or services prior to transfer to the customer. As an agent under these arrangements, the Company recognizes the advertising commission revenue on a net basis in the Revenues from entertainment offerings line in the consolidated and combined statements of operations.
The Company was also party to an advertising sales representation agreement (the “Networks Advertising Sales Representation Agreement”) with MSGN Holdings, L.P. (“MSG Networks”) until December 31, 2022.
See Note 16. Related Party Transactions for more information regarding the advertising sales representation agreements with subsidiaries of MSG Sports and Sphere Entertainment.
Disaggregation of Revenue
The following table disaggregates the Company’s consolidated and combined revenues by type of goods or services in accordance with the required entity-wide disclosure requirements of ASC Subtopic 280-10-50-38 to 40 and the disaggregation of revenue required disclosures in accordance with ASC Subtopic 606-10-50-5 for Fiscal Years 2025, 2024 and 2023. The footnotes to the table provide additional disclosure with respect to the timing of transfer of goods or services to the customer for each category.

	Year Ended June 30,
	2025	2024	2023
Ticketing and venue license fee revenues (a)	$453,242	$463,272	$396,375
Sponsorship and signage, suite license, and advertising commission revenues (b)	252,665	254,079	243,079
Other(c)	6,387	6,546	4,431
Total revenues from entertainment offerings	712,294	723,897	643,885
Food, beverage, and merchandise revenues(d)	150,506	162,092	135,933
Total revenues from contracts with customers	862,800	885,989	779,818
Arena license fees and other leasing revenue	79,934	73,276	71,678
Total revenues	$942,734	$959,265	$851,496
_________________
(a)    Amounts include ticket sales, including single night suite rentals and.other ticket-related revenue, and venue license fees from the Company’s events such as (i) concerts, (ii) the presentation of the Christmas Spectacular and (iii) other live entertainment and sporting events. Revenues from entertainment offerings are generally recognized at a point in time.
(b)    Sponsorship and signage, suite license, and advertising commission revenues are generally recognized over time.
(c)    Other primarily consists of venue tours which are generally recognized at a point in time.
(d)    Food, beverage, and merchandise revenues are generally recognized at a point in time.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)
Contract Balances
The following table provides information about the opening and closing contract balances from the Company’s contracts with customers as of June 30, 2025, 2024 and 2023.

	As of June 30,
	2025	2024	2023
Receivables from contracts with customers, net (a)	$69,513	$74,113	$69,295
Contract assets, current (b)	7,648	7,844	11,254
Deferred revenue, including non-current portion (c)	236,043	215,581	226,029
________________
(a)    Receivables from contracts with customers, net, which are reported in Accounts receivable, net and Related party receivables, current in the Company’s accompanying consolidated balance sheets, represent the Company’s unconditional rights to consideration under its contracts with customers. As of June 30, 2025, 2024 and 2023, the Company’s receivables from contracts with customers above included $3,649, $2,432 and $5,397, respectively, related to various related parties. See Note 16. Related Party Transactions for further details on these related party arrangements.
(b)    Contract assets, current, which are reported in Prepaid expenses and other current assets in the Company’s accompanying consolidated balance sheets, primarily relate to the Company’s rights to consideration for goods or services transferred to customers, for which the Company does not have an unconditional right to bill as of the reporting date. Contract assets primarily relate to the Company’s rights to consideration for goods or services transferred to customers, for which the Company does not have an unconditional right to bill as of the reporting date. Contract assets are transferred to accounts receivable once the Company’s right to consideration becomes unconditional.
(c)    Deferred revenue primarily relates to the Company’s receipt of consideration from customers in advance of the Company’s transfer of goods or services to the customers. Deferred revenue is reduced and the related revenue is recognized once the underlying goods or services are transferred to a customer. Revenue recognized for Fiscal Year 2025 relating to the deferred revenue balance as of June 30, 2024 was $186,696.
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
The following table depicts the estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) as of June 30, 2025:

As of June 30, 2025
Fiscal year ending June 30, 2026	$188,996
Fiscal year ending June 30, 2027	138,998
Fiscal year ending June 30, 2028	91,344
Fiscal year ending June 30, 2029	63,541
Fiscal year ending June 30, 2030	42,630
Thereafter	32,681
Total	$558,190

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)
Note 5. Restructuring Charges
During Fiscal Year 2025, the Company recorded restructuring charges related to termination benefits for certain corporate executives and employees. As a result, the Company recognized restructuring charges of $1,055, recognized in Accounts payable, accrued and other current liabilities in the consolidated balance sheets.
During Fiscal Year 2024, the Company recorded restructuring charges related to termination benefits for certain corporate executives and employees. As a result, the Company recognized restructuring charges of $17,649, inclusive of $6,788 of share-based compensation expenses, recognized in Accounts payable, accrued and other current liabilities and Additional paid-in capital in the consolidated balance sheets.
For Fiscal Year 2023, the Company recognized restructuring charges related to termination benefits for certain corporate executives and employees of $10,241, net of contributory credits from the Company to Sphere Entertainment. Restructuring charges are inclusive of $2,293 of share-based compensation expenses.

Restructuring Liability
June 30, 2024	$7,140
Restructuring charges	1,055
Payments	(7,947)
June 30, 2025	$248
Note 6. Computation of Earnings per-Share
The following table presents a reconciliation of weighted-average shares used in the calculations of basic and diluted earnings (loss) per share attributable to the Company’s stockholders.

	Years Ended June 30,
	2025	2024	2023
Weighted-average shares (denominator):
Weighted-average shares for basic EPS	48,031	48,275	51,819
Dilutive effect of shares issuable under share-based compensation plans	299	314	459
Weighted-average shares for diluted EPS	48,330	48,589	52,278
Weighted-average anti-dilutive shares	300	551	740
Note 7. Investments
As of June 30, 2025, the Company held an investment in Townsquare Media, Inc. (“Townsquare”), and as of June 30, 2023, also held an investment in DraftKings Inc. (“DraftKings”), which was sold during the first quarter of Fiscal Year 2024:
•Townsquare is a media, entertainment and digital marketing solutions company that is listed on the New York Stock Exchange (the “NYSE”) under the symbol “TSQ.”
•DraftKings is a fantasy sports contest and sports gambling provider that is listed on the Nasdaq Stock Market under the symbol “DKNG.”
As of June 30, 2025, the Company also held other equity investments held in trust under the Company’s Executive Deferred Compensation Plan. Refer to Note 13. Pension Plans and Other Postretirement Benefit Plans for further details regarding the plan.
On March 1, 2024, the Company converted all shares of Class C common stock of Townsquare into an equal number of shares of Class A common stock of Townsquare, subject to restrictions set forth in Townsquare’s certificate of incorporation. The fair value of the Company’s equity investments with readily determinable fair values is determined based on quoted market prices in active markets, which are classified within Level I of the fair value hierarchy.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)
The carrying fair value of these investments, which is reported under Other non-current assets in the accompanying consolidated balance sheets as of June 30, 2025 and 2024, is as follows:

	As of June 30,
	2025	2024
Equity investments with readily determinable fair values:
Townsquare Class A common stock	$1,002	$1,438
Other equity investments with readily determinable fair values held in trust under the Company’s Executive Deferred Compensation Plan	5,238	4,226
Equity method investments and equity investments without readily determinable fair values (a)	848	656
Total investments	$7,088	$6,320
_______________
(a)    In March 2024, the Company paid $51 for an 8.3% investment in Oak View Group’s Crown Properties Collection, LLC ("CPC"). On June 2, 2025, CPC repurchased the Company’s equity interest in CPC, see Note 16. Related Party Transactions for further information.

The following table summarizes the realized and unrealized gain (loss) on equity investments with readily determinable fair values, which is reported in Other (expense) income, net in the accompanying consolidated and combined statements of operations:

	Years ended June 30,
	2025	2024	2023
Unrealized (loss) gain — Townsquare	$(386)	$(1,591)	$7,644
Unrealized gain — DraftKings	—	—	8,406
Unrealized gain — Executive Deferred Compensation Plan	508	495	$225
Total Unrealized gain (loss)	$122	$(1,096)	$16,275
Gain from shares sold — DraftKings	—	1,548	2,608
Gain (loss) from shares sold — Townsquare	5	(1,694)	975
Total realized and unrealized gain (loss)	$127	$(1,242)	$19,858
Supplemental information on realized gain (loss):
Shares of common stock sold — DraftKings	—	425	444
Cash proceeds from common stock sold — DraftKings	$—	$12,844	$9,864
Shares of common stock sold — Townsquare	5	1,577	1,500
Cash proceeds from common stock sold — Townsquare	$55	$15,621	$14,550
Note 8. Property and Equipment, Net
As of June 30, 2025 and 2024, property and equipment, net consisted of the following assets:

	As of June 30,
	2025	2024
Land	$62,768	$62,768
Buildings	1,014,553	1,011,308
Equipment, furniture and fixtures	340,411	348,075
Leasehold improvements	163,342	133,267
Construction in progress	6,074	10,193
Total Property and equipment	1,587,148	1,565,611
Less accumulated depreciation and amortization	(966,073)	(932,078)
Property and equipment, net	$621,075	$633,533
Depreciation and amortization expense on property and equipment was $57,768, $53,876 and $59,709 for Fiscal Years 2025, 2024 and 2023, respectively.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)
Note 9. Leases
The following table summarizes the ROU assets and lease liabilities recorded on the Company’s consolidated balance sheets as of June 30, 2025 and 2024:

	As of June 30,
	2025	2024
ROU assets	$484,544	$388,658
Lease liabilities:
Operating leases, current	35,100	27,736
Operating leases, non-current	566,484	427,014
Total lease liabilities	$601,584	$454,750
The following table summarizes the activity related to lease costs recorded within the Company’s consolidated and combined statements of operations for Fiscal Years 2025, 2024 and 2023:

	Classification within the Company’s Consolidated and Combined Statements of Operations	Years Ended June 30,
		2025	2024	2023
Operating lease cost	Direct operating expenses	$21,291	$21,071	$20,729
Operating lease cost	Selling, general and administrative expenses	32,112	26,023	11,176
Variable lease cost	Direct operating expenses	1,840	716	346
Variable lease cost	Selling, general and administrative expenses	—	—	39
Total lease cost		$55,243	$47,810	$32,290

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

In February 2025, the Company recognized a right-of-use lease asset of $116,963 and an additional lease obligation of $115,335 as the Company took possession of additional space in its New York corporate office. Subsequently, the Company recognized an impairment loss of $11,202 on the Company’s right-of-use lease assets and related lease costs due to the Company’s decision to stop utilizing one of the floors in its New York office, which was reported in Impairment of long-lived assets in the accompanying consolidated and combined statements of operations for the fiscal year ended June 30, 2025.

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
Supplemental cash flow information related to operating leases is as follows:

	Years Ended June 30,
	2025	2024	2023
Cash paid for amounts included in the measurement of operating lease liabilities	$37,829	$37,908	$35,400
Lease assets obtained in exchange for new lease obligations	$116,957	$198,294	$478

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)
Maturities of operating lease liabilities as of June 30, 2025 were as follows:

As of June 30, 2025
Fiscal year ending June 30, 2026	$30,760
Fiscal year ending June 30, 2027	62,653
Fiscal year ending June 30, 2028	63,159
Fiscal year ending June 30, 2029	52,627
Fiscal year ending June 30, 2030	62,762
Thereafter	837,617
Total lease payments	1,109,578
Less: imputed interest	507,994
Total lease liabilities	$601,584
The weighted average remaining lease term and weighted average discount rate for our operating leases are as follows:

	As of June 30,
	2025	2024
Weighted average remaining lease term (in years)	17.08	17.36
Weighted average discount rate	7.11%	7.09%
As of June 30, 2025, the Company’s existing operating leases, which are recorded on the accompanying consolidated and combined financial statements, had remaining lease terms ranging from 0.6 years to 20.6 years.
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
The following table summarizes the Company’s revenues recognized under Arena License Agreements and revenues from third party and related party lease and sublease arrangements for Fiscal Years 2025, 2024 and 2023.

	Years Ended June 30,
	2025	2024	2023
Arena License Agreements	$68,068	$68,068	$68,068
Third party and related party lease and sublease arrangements	11,866	5,208	3,610
Total Arena license fees and other leasing revenue	$79,934	$73,276	$71,678

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)
The maturities of operating lease cash flows to be received on an undiscounted basis for the Arena license fees and other leasing revenues were as follows:

As of June 30, 2025
Fiscal year ending June 30, 2026	$46,955
Fiscal year ending June 30, 2027	50,135
Fiscal year ending June 30, 2028	51,564
Fiscal year ending June 30, 2029	53,024
Fiscal year ending June 30, 2030	54,511
Thereafter	1,975,925
Total future minimum receipts	$2,232,114
Note 10. Goodwill and Intangible Assets
As of June 30, 2025 and 2024, the carrying amount of Goodwill was $69,041. The Company has one reportable segment and one reporting unit.
The Company’s indefinite-lived intangible assets as of June 30, 2025 and 2024 were as follows:

	As of June 30,
	2025	2024
Trademarks	$61,881	$61,881
Photographic related rights	1,920	1,920
Total indefinite-lived intangible assets	$63,801	$63,801
On August 31, 2024 and 2023, the Company performed its annual impairment tests of Goodwill and Indefinite-lived intangible assets and determined that there were no impairments of Goodwill or Indefinite-lived intangible assets identified as of the impairment test date.
No amortization expense was recognized in Fiscal Year 2025 or 2024 for intangible assets. The Company recorded amortization expense on definite lived intangible assets of $754 for Fiscal Year 2023, which was recognized in Depreciation and amortization in the consolidated and combined statements of operations.
Note 11. Commitments and Contingencies
Commitments
As of June 30, 2025, commitments of the Company in the normal course of business in excess of one year were as follows:

	Commitments
	June 30, 2026	June 30, 2027	June 30, 2028	June 30, 2029	June 30, 2030	Thereafter	Total
Contractual obligations	$1,058	$958	$958	$958	$958	$241	$5,131
Letters of credit	15,964	—	—	—	—	—	15,964
Total commitments	$17,022	$958	$958	$958	$958	$241	$21,095
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
Note 12. Credit Facilities
The following table summarizes the presentation of the outstanding balances under the Company’s credit and other debt agreements as of June 30, 2025 and 2024:

	As of June 30,
	2025	2024
Current Portion
National Properties Term Loan Facility	$30,469	$16,250
Current portion of long-term debt	$30,469	$16,250

	As of
	June 30, 2025			June 30, 2024
	Principal	Unamortized Deferred Financing Costs	Net	Principal	Unamortized Deferred Financing Costs	Net
Non-current Portion
National Properties Term Loan Facility	$578,906	$(10,126)	$568,780	$609,375	$(9,624)	$599,751
National Properties Revolving Credit Facility	—	—	—	—	(503)	(503)
Long-term debt, net of deferred financing costs	$578,906	$(10,126)	$568,780	$609,375	$(10,127)	$599,248
National Properties Facilities
General. On June 27, 2025, MSG National Properties, LLC (“MSG National Properties”), MSG Entertainment Holdings and certain subsidiaries of MSG National Properties entered into Amendment No. 4 (“Amendment No. 4”) to the credit agreement dated June 30, 2022 (as amended, supplemented and otherwise modified prior to June 27, 2025, the “Prior National Properties Credit Agreement” and, as amended by Amendment No. 4, the “National Properties Credit Agreement”) with JP Morgan Chase Bank, N.A., as administrative agent, and the lenders and letter of credit issuers party thereto, pursuant to which, among other things, (i) the term loan facility under the Prior National Properties Credit Agreement (the “Prior National Properties Term Loan Facility”) was refinanced in its entirety with a five-year, $609,375 senior secured term loan facility (the “National Properties Term Loan Facility”) and (ii) the revolving credit facility under the Prior National Properties Credit Agreement (the “Prior National Properties Revolving Credit Facility” and, together with the Prior National Properties Term Loan Facility, the “Prior National Properties Facilities”) was refinanced in its entirety with a five-year, $150,000 revolving credit facility (the “National Properties Revolving Credit Facility” and, together with the National Properties Term Loan Facility, the “National Properties Facilities”). Up to $25,000 of the National Properties Revolving Credit Facility is available for the issuance of letters of credit. As of June 30, 2025, outstanding letters of credit were $15,964 and the remaining balance available under the National Properties Revolving Credit Facility was $134,036.
Proceeds. The proceeds of the National Properties Facilities were used on the closing date to repay in full the obligations outstanding under the Prior National Properties Term Loan Facility and to pay fees and expenses in connection with the National Properties Facilities and the refinancing of the Prior National Properties Facilities. Proceeds of the National Properties Revolving Credit Facility may be used to fund working capital needs, for general corporate purposes of MSG National Properties and its subsidiaries and to make distributions to MSG Entertainment Holdings.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)
Interest Rates. Borrowings under the National Properties Facilities bear interest at a floating rate, which at the option of MSG National Properties may be either (a) Term SOFR plus an applicable margin ranging from 1.75% to 2.50% per annum, determined based on the total leverage ratio of MSG National Properties and its restricted subsidiaries, or (b) a base rate plus an applicable margin ranging from 0.75% to 1.50% per annum, determined based on the total leverage ratio of MSG National Properties and its restricted subsidiaries. The National Properties Credit Agreement requires MSG National Properties to pay a commitment fee ranging from 0.20% to 0.30% in respect of the daily unused commitments under the National Properties Revolving Credit Facility. MSG National Properties is also required to pay customary letter of credit fees, as well as fronting fees, to banks that issue letters of credit pursuant to the National Properties Credit Agreement. The interest rate on the National Properties Facilities as of June 30, 2025 was 6.57%.
Principal Repayments. Subject to customary notice and minimum amount conditions, the Company may voluntarily repay outstanding loans under the National Properties Facilities or terminate commitments under the National Properties Revolving Credit Facility, at any time, in whole or in part, subject only to customary breakage costs in the case of prepayment of Term SOFR loans. The National Properties Facilities will mature on June 27, 2030. The principal obligations under the National Properties Term Loan Facility are to be repaid in quarterly installments beginning with the fiscal quarter ending September 30, 2025, in an aggregate amount equal to 5.00% per annum (1.25% per quarter), with the balance due at the maturity of the facility. The principal obligations under the National Properties Revolving Credit Facility are due at the maturity of the facility. Under certain circumstances, MSG National Properties is required to make mandatory prepayments on loans outstanding, including prepayments in an amount equal to the net cash proceeds of certain sales of assets or casualty insurance and/or condemnation recoveries (subject to certain reinvestment, repair or replacement rights), subject to certain exceptions.
Covenants. The National Properties Credit Agreement includes financial covenants requiring MSG National Properties and its restricted subsidiaries to maintain a specified minimum debt service coverage ratio and specified maximum total leverage ratio. The debt service coverage ratio covenant is set at a ratio of 2.50:1. The leverage ratio covenant is tested based on the ratio of MSG National Properties and its restricted subsidiaries’ consolidated total indebtedness to adjusted operating income, with a maximum ratio of 3.50:1. As of June 30, 2025, MSG National Properties and its restricted subsidiaries were in compliance with the covenants of the National Properties Credit Agreement.
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
All obligations under the National Properties Facilities, including the guarantees of those obligations, are secured by certain of the assets of MSG National Properties and the Subsidiary Guarantors (collectively, “Collateral”) including, but not limited to, a pledge of some or all of the equity interests held directly or indirectly by MSG National Properties in each Subsidiary Guarantor. The Collateral does not include, among other things, any interests in The Garden or The Chicago Theatre or the leasehold interests in Radio City Music Hall or the Beacon Theatre.
Accounting Treatment. The Company evaluated the terms of the National Properties Term Loan Facility and the Prior National Properties Term Loan Facility and concluded such facilities to be substantially different for accounting purposes. As a result, the Company recorded a loss on extinguishment of $6,132, related to the write-off of deferred financing costs, in connection with the above financing transactions for Fiscal Year 2025.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)
Debt Maturities
Maturities for the outstanding debt balances as of June 30, 2025 were as follows:

National Properties Facilities
Fiscal year ending June 30, 2026	$30,469
Fiscal year ending June 30, 2027	30,469
Fiscal year ending June 30, 2028	30,469
Fiscal year ending June 30, 2029	30,469
Fiscal year ending June 30, 2030	487,499
$609,375
Interest payments and loan principal repayments made by the Company under the National Properties Credit Agreement were as follows:

	Interest Payments			Loan Principal Repayments
	Year Ended June 30,			Year Ended June 30,
	2025	2024	2023	2025	2024	2023
National Properties Facilities	$47,193	$53,864	$48,548	$680,626	$106,350	$20,125
The carrying value and fair value of the Company’s debt reported in the accompanying consolidated balance sheets were as follows:

	As of
	June 30, 2025		June 30, 2024
	Carrying Value(a)	Fair Value	Carrying Value(a)	Fair Value
National Properties Facilities	$609,375	$600,234	$625,625	$622,497
_________________
(a)    The total carrying value of the Company’s debt as of June 30, 2025 and June 30, 2024 is equal to the current and non-current principal payments for the Company’s credit agreements excluding unamortized deferred financing costs of $10,126 and $10,127, respectively.
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
Prior to the MSGE Distribution, Sphere Entertainment was the legal sponsor of the Pension Plans and Postretirement Plan. For purposes of the combined financial statements, it was determined that these plans’ assets and liabilities were attributable to the Company. Therefore, the combined financial statements for the period prior to the MSGE Distribution reflects the full impact of the Pension Plans and Postretirement Plan in the consolidated and combined statements of operations. As discussed above, the Pension Plans and Postretirement Plan were transferred to the Company.
The following table summarizes the projected benefit obligations, assets, funded status and the amounts recorded on the Company’s consolidated balance sheets as of June 30, 2025 and 2024, associated with the Pension Plans and Postretirement Plan based upon actuarial valuations as of those measurement dates.

	Pension Plans		Postretirement Plan
	June 30,		June 30,
	2025	2024	2025	2024
Change in benefit obligation:
Benefit obligation at beginning of period	$126,605	$130,725	$2,262	$2,517
Service cost	55	71	17	21
Interest cost	6,425	6,673	105	120
Actuarial loss (gain) (a)	2,412	(2,859)	(48)	(85)
Benefits paid	(6,879)	(7,902)	(348)	(311)
Plan settlements paid	(10)	(103)	—	—
Benefit obligation at end of period	128,608	126,605	1,988	2,262
Change in plan assets:
Fair value of plan assets at beginning of period	110,308	102,236	—	—
Actual return on plan assets	8,854	4,562	—	—
Employer contributions	5,965	13,280	—	—
Benefits paid	(6,781)	(7,791)	—	—
Administrative expenses paid	(1,336)	(1,979)	—	—
Fair value of plan assets at end of period	117,010	110,308	—	—
Funded status at end of period	$(11,598)	$(16,297)	$(1,988)	$(2,262)
_____________________
(a)    In Fiscal Year 2025, the actuarial losses on the benefit obligations were primarily due to unfavorable demographic experience and a decrease in the discount rate, as well as an increase in the interest crediting rate. In Fiscal Year 2024, the actuarial gains on the benefit obligations were primarily due to an increase in discount rate partially offset by an increase in the interest crediting rates.
Amounts recognized in the consolidated balance sheets as of June 30, 2025 and 2024 consist of:

	Pension Plans		Postretirement Plan
	June 30,		June 30,
	2025	2024	2025	2024
Current liabilities (included in Accounts payable, accrued and other current liabilities)	$(355)	$(349)	$(280)	$(326)
Non-current liabilities (included in Other non-current liabilities)	(11,243)	(15,948)	(1,708)	(1,936)
	$(11,598)	$(16,297)	$(1,988)	$(2,262)

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)
Accumulated other comprehensive loss, before income tax, as of June 30, 2025 and 2024 consists of the following amounts that have not yet been recognized in net periodic benefit cost:

	Pension Plans		Postretirement Plan
	June 30,		June 30,
	2025	2024	2025	2024
Actuarial loss	$(37,465)	$(38,558)	$(381)	$(447)
The following table presents components of net periodic benefit cost for the Pension Plans and Postretirement Plan included in the accompanying consolidated and combined statements of operations for Fiscal Years 2025, 2024 and 2023. Service cost is recognized in Direct operating expenses and Selling, general and administrative expenses. All other components of net periodic benefit cost are reported in Other (expense) income, net in the consolidated and combined statements of operations.

	Pension Plans			Postretirement Plan
	Year Ended June 30,			Year Ended June 30,
	2025	2024	2023	2025	2024	2023
Service cost	$55	$71	$68	$17	$21	$25
Interest cost	6,425	6,673	5,874	105	120	97
Expected return on plan assets	(5,711)	(5,167)	(4,362)	—	—	—
Recognized actuarial loss	1,720	1,786	1,800	18	23	—
Settlement loss recognized (a)	1	7	5	—	—	—
Net periodic benefit cost reported in the consolidated and combined statements of operations	$2,490	$3,370	$3,385	$140	$164	$122
_________________
(a)    For Fiscal Years 2025, 2024 and 2023, lump-sum payments totaling $10, $103 and $97, respectively, were distributed to vested participants of the non-qualified excess cash balance plan, triggering the recognition of settlement losses in accordance with ASC Topic 715. The discount rates used for the projected benefit obligation and interest cost were 5.07% and 3.43%, as of June 30, 2025, respectively, 5.47% and 4.13% as of June 30, 2024, respectively, and 5.44% and 5.41% as of June 30, 2023, respectively. Additionally, settlement charges of $1, $7 and $5 were recognized in Other (expense) income, net for Fiscal Years 2025, 2024 and 2023, respectively, in the consolidated and combined statements of operations.
Other pre-tax changes in plan assets and benefit obligations recognized in Other comprehensive income for Fiscal Years 2025, 2024 and 2023 were as follows:

	Pension Plans			Postretirement Plan
	Years Ended June 30,			Years Ended June 30,
	2025	2024	2023	2025	2024	2023
Net unamortized (loss) gain arising during the period	$(628)	$263	$(1,800)	$48	$52	$304
Amounts reclassified from accumulated other comprehensive loss	1,720	1,786	520	18	23	—
Settlement loss recognized	1	7	5	—	—	—
Total recognized in other comprehensive income (loss)	$1,093	$2,056	$(1,275)	$66	$75	$304

Pension Plans and Postretirement Plan Assumptions
Weighted-average assumptions used to determine benefit obligations (made at the end of the period) as of June 30, 2025 and 2024 were as follows:

	Pension Plans		Postretirement Plan
	June 30,		June 30,
	2025	2024	2025	2024
Discount rate	5.52%	5.55%	4.96%	5.40%
Interest crediting rate	4.74%	4.55%	n/a	n/a
Healthcare cost trend rate assumed for next year	n/a	n/a	7.50%	6.75%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	n/a	n/a	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	n/a	n/a	2035	2032

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)
Weighted-average assumptions used to determine net periodic benefit cost (made at the beginning of the period) for Fiscal Years 2025, 2024 and 2023 were as follows:

	Pension Plans			Postretirement Plan
	Years Ended June 30,			Years Ended June 30,
	2025	2024	2023	2025	2024	2023
Discount rate - projected benefit obligation	5.55%	5.34%	4.86%	5.40%	5.40%	4.63%
Discount rate - service cost	5.67%	5.44%	4.97%	5.49%	5.39%	4.89%
Discount rate - interest cost	5.41%	5.37%	4.56%	5.38%	5.49%	4.28%
Expected long-term return on plan assets	6.73%	6.41%	5.92%	n/a	n/a	n/a
Interest crediting rate	4.55%	3.77%	2.76%	n/a	n/a	n/a
Healthcare cost trend rate assumed for next year	n/a	n/a	n/a	6.75%	7.00%	6.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	n/a	n/a	n/a	5.00%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	n/a	n/a	n/a	2032	2032	2027
The discount rates were determined (based on the expected duration of the benefit payments for the plans) from the Willis Towers Watson U.S. Rate Link: 40-90 Discount Rate Model as of June 30, 2025 and 2024 to select a rate at which the Company believed the plans’ benefits could be effectively settled. This model was developed by examining the yields on selected highly rated corporate bonds. The expected long-term return on plan assets is based on a periodic review and modeling of the plans’ asset allocation structures over a long-term horizon. Expectations of returns for each asset class are the most important of the assumptions used in the review and modeling and are based on comprehensive reviews of historical data, forward-looking economic outlook, and economic/financial market theory. The expected long-term rate of return was selected from within the reasonable range of rates determined by (i) historical returns for the asset classes covered by the investment policy and (ii) projections of returns over the long-term period during which benefits are payable to plan participants.
Plan Assets and Investment Policy
The weighted-average asset allocation of the Pension Plans’ assets at June 30, 2025 and 2024 was as follows:

	As of June 30,
Asset Classes (a):	2025	2024
Fixed income securities	82%	79%
Equity securities	15%	15%
Cash equivalents	3%	6%
	100%	100%
_____________________
(a)    The Company’s target allocation as of June 30, 2025 is 85% fixed income securities and 15% equity for the Cash Balance Plan assets, and 100% fixed income securities for the Union Plan assets.
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

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)
Investments at Estimated Fair Value
The cumulative fair values of the individual plan assets at June 30, 2025 and 2024 by asset class were as follows:

	Fair Value Hierarchy	As of June 30,
		2025	2024
Money market fund (a)	I	$3,363	$4,345
U.S. Treasury securities and U.S. Gov't Agency Obligations(b)	II	3,279	2,598
Mutual fund - equity (c)	II	17,320	16,349
Common collective trust (c)	II	93,047	87,016
Total investments measured at fair value		$117,009	$110,308
_____________________
(a)    The money market fund is classified within Level I of the fair value hierarchy as they are valued using observable inputs that reflect quoted prices for identical assets in active markets.
(b)    U.S. Treasury securities and U.S. Government Agency Obligations are classified within Level II of the fair value hierarchy as they are valued daily using institutional bond quotes based on evaluations based on various market and industry inputs.
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
Contributions for Qualified Defined Benefit Pension Plans
During Fiscal Year 2025, the Company contributed $5,715 and $250 to the Cash Balance Plan and Union Plan, respectively. The Company expects to contribute $2,500 and $250 to the Cash Balance Plan and Union Plan, respectively in Fiscal Year 2026.
Estimated Future Benefit Payments
The following table presents estimated future fiscal year benefit payments for the Pension Plans and Postretirement Plan:

	Pension Plans	Postretirement Plan
Fiscal year ending June 30, 2026	$13,713	$287
Fiscal year ending June 30, 2027	$8,638	$244
Fiscal year ending June 30, 2028	$8,355	$244
Fiscal year ending June 30, 2029	$8,500	$256
Fiscal year ending June 30, 2030	$8,774	$222
Fiscal years ending June 30, 2031 – 2035	$46,966	$868
Defined Contribution Plans
MSG Entertainment sponsors The Madison Square Garden 401(k) Savings Plan (the “401(k) Plan”) and the MSG Entertainment Holdings, LLC Excess Savings Plan (collectively referred to as the “Savings Plans”). The 401(k) Plan is a multiple employer plan. For Fiscal Years 2025, 2024 and 2023, expenses related to the Savings Plans for MSGE employees were $8,557, $7,981 and $5,187, respectively, recognized in Direct operating expenses and Selling, general and administrative expenses in the accompanying consolidated and combined statements of operations.
In addition, MSG Entertainment sponsors The Madison Square Garden 401(k) Union Plan (the “Union Savings Plan”). The Union Savings Plan is a multiple employer plan. For Fiscal Years 2025, 2024 and 2023, expenses related to the Union Savings Plan were $1,181, $701 and $428, respectively, recognized in Direct operating expenses in the accompanying consolidated and combined statements of operations.
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
The following table outlines the Company’s participation in multiemployer defined benefit pension plans for Fiscal Years 2025, 2024 and 2023, and summarizes the contributions that the Company has made during each period. The “EIN” and “Pension Plan Number” columns provide the Employer Identification Number and the three-digit plan number for each applicable plan. The most recent Pension Protection Act zone status available as of June 30, 2025 and 2024 relates to the plan’s two most recent years ended which are indicated. Among other factors, plans in the red zone are generally less than 65% funded, plans in the orange zone are both less than 80% funded and have an accumulated funding deficiency or are expected to have a deficiency in any of the next six plan years, plans in the yellow zone are less than 80% funded, and plans in the green zone are at least 80% funded. The “FIP/RP Status Pending/Implemented” column indicates whether a funding improvement plan (“FIP”) for yellow/orange zone plans or a rehabilitation plan (“RP”) for red zone plans is either pending or has been implemented by the trustees of such plan. The zone status and any FIP or RP information is based on information that the Company received from the plan, and the zone status is as certified by the plan’s actuary. The last column lists the expiration date(s) or a range of expiration dates of the CBA to which the plans are subject. There are no other significant changes that affect such comparability.

			PPA Zone Status		FIP/RP Status Pending / Implemented	Company Contributions
			As of June 30,			Year Ended June 30,
Plan Name	EIN	Pension Plan Number	2025	2024		2025	2024	2023	Surcharge Imposed	Expiration Date of CBA
Pension Fund of Local No. 1 of I.A.T.S.E.	136414973	001	Green as of 2024-12-31	Green as of 2023-12-31	No	$3,046	$2,784	$2,550	No	9/30/2025
All Other Multiemployer Defined Benefit Pension Plans						3,308	3,198	2,897
						$6,354	$5,982	$5,447
The Company was listed in the following plans’ Form 5500’s as providing more than 5% of the total contributions for the following plans and plan years:

Fund Name	Exceeded 5 Percent of Total Contributions	Year Contributions to Plan Exceeded 5 Percent of Total Contributions (As of Plan’s Year-End)
Pension Fund of Local No. 1 of I.A.T.S.E	True	December 31, 2023, 2022, and 2021
32BJ/Broadway League Pension Fund	True	December 31, 2023, 2022, and 2021
Treasurers and Ticket Sellers Local 751 Pension Fund	True	August 31, 2024, 2023, and 2022
Pension Fund of Wardrobe Attendants Union Local 764	True	December 31, 2023 and 2022
Multiemployer Defined Contribution Pension Plans
The Company contributed $8,643, $7,919 and $7,316 for Fiscal Years 2025, 2024 and 2023, respectively, to multiemployer defined contribution pension plans.
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

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)
Amounts deferred and invested by employees under the Deferred Compensation Plan are placed in an irrevocable trust established by the Company and all assets of the trust are subject to the creditors of the Company in the event of insolvency. In accordance with ASC Topic 710, Compensation – General (“ASC Topic 710”), the assets of the trust are consolidated with the accounts of the Company and are recognized in the Company’s consolidated balance sheets.
In accordance with ASC Topic 710, the Company remeasures the deferred compensation liability, with a charge (or credit) to compensation cost in the Company’s consolidated and combined statements of operations, to reflect changes in the fair value of the assets owed to the participants of the Deferred Compensation Plan. The Company remeasures the fair value of the assets held in trust in accordance with ASC Topic 321, Investments – Equity Securities, and recognizes unrealized gains and losses in Miscellaneous income (expense), net in the Company’s consolidated and combined statements of operations. The Company recorded compensation expense/(compensation cost credits) of $508 and $495, for the years ended June 30, 2025 and 2024, respectively, within Selling, general and administrative expenses to reflect the remeasurement of the Deferred Compensation Plan liability. In addition, the Company recorded gains/(losses) of $508 and $495, for the years ended June 30, 2025 and 2024, respectively, within Other income (expense), net to reflect the remeasurement of the fair value of assets under the Deferred Compensation Plan. The investments made from employee contributions and investments sold for employee distributions of trust assets are classified as operating activities in the Company’s consolidated and combined statements of cash flows.
Amounts recognized in the consolidated balance sheets as of June 30, 2025 and 2024, related to the Deferred Compensation Plan consist of:

	As of June 30,
	2025	2024
Non-current assets (included in Other non-current assets)	$5,238	$4,226
Non-current liabilities (included in Other non-current liabilities)	$(5,238)	$(4,226)
Note 14. Share-based Compensation
Prior to the MSGE Distribution Date, certain employees of the Company participated in the share-based compensation plans of Sphere Entertainment. The plans provide for discretionary grants of incentive stock options and non-qualified stock options, restricted shares, restricted stock units, performance stock units, stock appreciation rights and other share-based awards. All awards granted under the Sphere Entertainment Employee Stock Plans will settle in shares of Sphere Entertainment’s Class A common stock, or, at the option of the Compensation Committee of the Sphere Entertainment Board of Directors, in cash. Prior to the MSGE Distribution Date, the consolidated and combined financial statements only reflect the expenses for the awards provided to the Company’s direct employees, net of expenses related to the Company’s corporate employees who participate in the Sphere Entertainment Employee Stock Plans that were charged to Sphere Entertainment.
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

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)
Treatment After the MSGE Distribution of Share-based Payment Awards Initially Granted Under Sphere Entertainment Equity Award Programs
Prior to the MSGE Distribution, certain employees and the non-employee directors of Sphere Entertainment (some of whom are now employees or non-employee directors of the Company) participated in Sphere Entertainment equity award programs (the “Sphere Entertainment Stock Plans”). In connection with the MSGE Distribution:
•Each option to purchase Sphere Entertainment’s Class A common stock became two options: one option to acquire Sphere Entertainment Class A common stock and one option to acquire the Company’s Class A common stock granted under the Employee Stock Plan. The exercise price of the option was allocated between the existing Sphere Entertainment options and new Company options based upon the weighted average price of each of the Sphere Entertainment Class A common stock and the Company’s Class A Common Stock over the ten trading days immediately following the Distribution.
•Each holder of a Sphere Entertainment RSU received one MSG Entertainment RSU in respect of every one Sphere Entertainment RSU owned on the Record Date and continues to be entitled to a share of Sphere Entertainment Class A common stock (or cash or other property) for each Sphere Entertainment RSU in accordance with the Sphere Entertainment award agreement.
•Each holder of a Sphere Entertainment employee PSU received one Company PSU (at target performance) in respect of every one Sphere Entertainment PSU (at target performance) owned on the Record Date and continues to be entitled to a share of Sphere Entertainment Class A common stock (or cash or other property) for each Sphere Entertainment PSU in accordance with the Sphere Entertainment award agreement.
•Each holder of a Sphere Entertainment director RSU received one share of the Company’s Class A common stock in respect of every one Sphere Entertainment RSU owned on the Record Date and continues to be entitled to a share of Sphere Entertainment Class A common stock (or cash or other property) in accordance with the Sphere Entertainment award agreement.
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
Share-based compensation expense was recognized in the consolidated and combined statements of operations as a component of Direct operating expenses or Selling, general and administrative expenses. The following table presents the share-based compensation expense recorded during Fiscal Years 2025, 2024 and 2023:

	Years Ended June 30,
	2025	2024	2023
Share-based compensation expense (a)	$27,694	$24,544	$29,521
_____________________
(a)    For Fiscal Years 2024 and 2023 share-based compensation excludes costs of $6,788, and $2,293, respectively, that have been reclassified to Restructuring charges in the consolidated and combined statements of operations, as detailed in Note 5. Restructuring Charges.
RSU and PSU Award Activity
The following table summarizes activity related to MSG Entertainment’s RSUs and PSUs held by the Company, MSG Sports, and Sphere’s employees for Fiscal Year 2025:

	Number of		Weighted-Average Grant-date Fair Value (a)
	RSUs	PSUs
Unvested award balance as of June 30, 2024	815	1,182	$32.18
Granted	553	406	$40.57
Vested (b)	(562)	(449)	$35.26
Forfeited	(73)	(79)	$34.25
Unvested award balance as of June 30, 2025	733	1,060	$34.75

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)
_____________________
(a)     The weighted-average grant-date fair value for unvested awards granted prior to the MSGE Distribution Date reflects 1:2 conversion ratio adjustment associated with the MSGE Distribution as described above.
(b)     The fair value of RSUs and PSUs that vested and were distributed during Fiscal Year 2025 was $39,319. Upon delivery, RSUs granted by the Company were net share-settled to cover the required statutory tax withholding obligations. To fulfill the employees’ statutory minimum tax withholding obligations for the applicable income and other employment taxes, 412 of these awards, with an aggregate value of $16,169 were retained by MSG Entertainment.
As of June 30, 2025, there was $35,328 of unrecognized compensation cost related to unvested RSUs and PSUs held by the Company’s direct employees. The cost is expected to be recognized over a weighted-average period of approximately 1.9 years.
Stock Options Award Activity
Compensation expense for MSG Entertainment stock options held by the Company’s employees is determined based on the grant date fair value of the award calculated using the Black-Scholes options-pricing model. Stock options generally vest over a three year service period and expire 7.5 to 10 years from the date of grant.
The following table summarizes activity related to the Company’s stock options during Fiscal Year 2025:

	Number of Time Vesting Options	Weighted-Average Exercise Price Per Share (a)	Weighted-Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value

Balance as of June 30, 2024	540	$55.93
Forfeited	(146)	$67.54
Balance as of June 30, 2025	394	$51.61	1.58	$503
Exercisable on June 30, 2025	394	$51.61	1.58	$503
_____________________
(a)     The weighted-average grant-date fair value for awards granted prior to the MSGE Distribution Date reflects a conversion ratio adjustment associated with the MSGE Distribution as described above.
Note 15. Income Taxes
Income tax (expense) benefit is comprised of the following components:

	Year Ended June 30,
	2025	2024	2023
Current expense:
Federal	$(2,327)	$(97)	$(1,008)
State and other	(11,969)	(91)	—
	(14,296)	(188)	(1,008)
Deferred (expense) benefit:
Federal	(10,861)	47,607	6,198
State and other	(2,973)	44,590	(6,918)
	(13,834)	92,197	(720)
Income tax (expense) benefit	$(28,130)	$92,009	$(1,728)

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)
The income tax (expense) benefit differs from the amount derived by applying the statutory federal rate to pre-tax income (loss) principally due to the effect of the following items:

	Year Ended June 30,
	2025	2024	2023
Federal tax expense at statutory federal rate	$(13,768)	$(10,981)	$(16,332)
State income taxes, net of federal tax expense	(11,686)	(9,039)	(13,033)
Change in valuation allowance	—	108,506	34,147
Return to provision	(142)	4,487	—
Federal tax credits	1,172	1,139	—
Change in the estimated applicable tax rate used to determine deferred taxes	233	280	(557)
Nondeductible officers’ compensation	(3,590)	(2,385)	(3,861)
Nondeductible expenses	(343)	(413)	(266)
Excess tax benefit related to share-based payment awards	12	412	(5,457)
Capital loss carryover	—	—	3,960
Nondeductible transaction costs	—	—	(206)
GAAP income of consolidated partnership attributable to non-controlling interest	—	—	(116)
Other, net	(18)	3	(7)
Income tax (expense) benefit	$(28,130)	$92,009	$(1,728)
The tax effects of temporary differences which give rise to significant portions of the deferred tax assets and liabilities at June 30, 2025 and 2024 were as follows:

	June 30,
	2025	2024
Deferred tax assets:
Net operating losses (“NOLs”)	$—	$15,736
Federal tax credits	—	1,295
Accrued employee benefits	15,311	25,219
Restricted stock units and stock options	6,434	8,337
Deferred revenue	2,929	3,498
Right-of-use lease assets and lease liabilities, net	40,461	22,696
Deferred interest	23,371	20,367
Property and equipment	41,441	38,564
Investments	1,372	921
Other, net	9,930	9,248
Total deferred tax assets	$141,249	$145,881

Deferred tax liabilities:
Intangibles and other assets	$(40,395)	$(40,022)
Prepaid expenses	(6,460)	(5,746)
Straight-line rent	(40,322)	(31,806)
Total deferred tax liabilities	$(87,177)	$(77,574)

Deferred tax assets, net	$54,072	$68,307
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax asset will not be realized. The Company’s ability to realize its deferred tax assets depends upon the generation of sufficient future taxable income to allow for the utilization of its NOLs and future deductible temporary differences. In determining the likelihood of future realization of the deferred tax assets as of June 30, 2025, the Company considered both positive and negative evidence and weighted the effect of such evidence based upon its objectivity. This included consideration of both cumulative pretax income, including permanent items, for current fiscal year and the two preceding years; and projected future pretax income. Based on current facts and circumstances, management believes that it is more likely than not that the Company will realize its deferred tax

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)
assets. The Company will continue to assess the realizability of its deferred tax assets on a quarterly basis. The deferred tax valuation allowance was $0 for Fiscal Years 2025 and 2024, and $95,352 for Fiscal Year 2023.
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
Prior to the MSGE Distribution, the Company’s collections for ticket sales, sponsorships and suite rentals in advance were recorded as deferred revenue and were recognized as revenues when earned for both accounting and tax purposes. The tax recognition on most of these deferred revenues was accelerated to the date of the MSGE Distribution and is the responsibility of Sphere Entertainment. The Company will not reimburse Sphere Entertainment for such taxes. At the time of the MSGE Distribution, the Company recorded a deferred tax asset of $71,395 and a corresponding valuation allowance of $71,395 with regard to the deferred revenue acceleration for income tax purposes. As of June 30, 2025, the Company has a deferred tax asset of $2,929 with regard to the deferred revenue acceleration and the remaining tax deduction will be recorded as deferred revenue is earned and the associated events occur or upon payment of refunds.
Income tax payments, net of refunds, were $17,788 and $58 for Fiscal Years 2025 and 2024, respectively. Income tax refunds, net of payments were $2,031 for Fiscal Year 2023, as if the Company was on a standalone basis prior to the MSGE Distribution.
On Friday, July 4, 2025, President Trump signed into law the Reconciliation Bill commonly known as the “One Big Beautiful Bill Act” (the “OBBBA”). OBBBA includes a broad range of tax reform provisions affecting businesses, including extending and modifying certain key Tax Cuts & Jobs Act provisions (both domestic and international), expanding certain Inflation Reduction Act incentives, and accelerating the phase-out of others. The Company is currently evaluating the impact of these provisions on the Company’s consolidated financial statements.
Note 16. Related Party Transactions
As of June 30, 2025, certain members of the Dolan family, including certain trusts for the benefit of members of the Dolan family (collectively, the “Dolan Family Group”), for purposes of Section 13(d) of the Securities Exchange Act of 1934, as amended, collectively beneficially owned 100% of the Company’s outstanding Class B Common Stock and approximately 3.6% of the Company’s outstanding Class A Common Stock (inclusive of options exercisable within 60 days of June 30, 2025). Such shares of Class A Common Stock and Class B Common Stock, collectively, represent approximately 64.0% of the aggregate voting power of Company’s outstanding common stock. Members of the Dolan family are also the controlling stockholders of Sphere Entertainment, MSG Sports and AMC Networks Inc. (“AMC Networks”).
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
•A services agreement pursuant to which the Company provides certain corporate and other transition services to MSG Sports, such as information technology, executive support, accounts receivable, accounts payable, payroll, tax, certain legal functions, human resources, insurance and risk management, government affairs, investor relations, corporate communications, benefit plan administration and reporting, and internal audit functions as well as certain marketing and facilities-related functions, in exchange for service fees. MSG Sports also provides certain services to the Company, including certain communications and legal services, in exchange for service fees;
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
•Aircraft arrangements (discussed below);
•Arrangements pursuant to which MSG Sports provides certain services associated with the management of ticketing, premium hospitality sales, sponsorship sales and other business operations services to the Company; and
•Other agreements such as a trademark license agreement and certain other arrangements.
The Company is party to the following agreements and/or arrangements with Sphere Entertainment:
•A services agreement pursuant to which the Company provides certain corporate and other services to Sphere Entertainment, such as information technology, executive support, accounts receivable, accounts payable, payroll, tax, certain legal functions, human resources, insurance and risk management, government affairs, investor relations, corporate communications, benefit plan administration and reporting, and internal audit functions as well as certain marketing and facilities-related functions and certain booking services, in exchange for service fees. Sphere Entertainment also provides certain services to the Company, including certain legal functions, in exchange for service fees;
•A marketing partnership allocation agreement, pursuant to which Sphere Entertainment receives an allocation of sponsorship revenues associated with the sponsorship agreements;
•Arrangements pursuant to which the Company provides certain sponsorship account management services to Sphere Entertainment in exchange for service fees;
•A sublease agreement, pursuant to which the Company subleases office space to Sphere Entertainment;
•Aircraft arrangements (discussed below); and
•Other agreements with Sphere Entertainment entered into in connection with the MSGE Distribution such as a distribution agreement, a tax disaffiliation agreement, an employee matters agreement, a trademark license agreement and certain other arrangements.
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
•Through the MSGE Distribution Date, pursuant to the MSG Networks Services Agreement, the Company also provided certain services to MSG Networks, such as information technology, accounts receivable, accounts payable and payroll, human resources, and other corporate functions, as well as the executive support services described below, in exchange for service fees. MSG Networks also provided certain services to the Company, in exchange for service fees. Following the MSGE Distribution, the Company continues to provide these services pursuant to the services agreement with Sphere Entertainment and the MSG Networks Services Agreement is no longer in place.
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
The Company is a party to various aircraft arrangements:
•Pursuant to certain Aircraft Support Services Agreements, the Company provides (or provided, in the case of Charles F. Dolan) certain aircraft support services to (i) Charles F. Dolan, a former director, and certain of his children, including James L. Dolan, the Company’s Executive Chairman, Chief Executive Officer and a director, Deborah Dolan-Sweeney, Patrick F. Dolan, Marianne Dolan Weber (a director of the Company), and Kathleen M. Dolan, and (ii) an entity controlled by Patrick F. Dolan, the brother of James L. Dolan.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)
•The Company was party to reciprocal time sharing/dry lease agreements with Charles F. Dolan and Sterling2k LLC (collectively, “CFD”), an entity owned and controlled by Deborah Dolan-Sweeney, the sister of James L. Dolan, pursuant to which the Company had agreed from time to time to make its aircraft available to CFD and CFD had agreed from time to time to make its aircraft available to the Company. Pursuant to the terms of the agreements, CFD could lease on a non-exclusive, “time sharing” basis, certain Company aircraft. Both of these agreements were terminated in July 2025.
•The Company is also party to a dry lease agreement and a time sharing agreement with Brighid Air, LLC (“Brighid Air”), a company owned and controlled by Patrick F. Dolan, the brother of James L. Dolan, pursuant to which Brighid Air has agreed from time to time to make its Bombardier BD100-1A10 Challenger 350 aircraft (the “Challenger”) available to the Company on a non-exclusive basis. In connection with the dry lease agreement, the Company also entered into a Flight Crew Services Agreement with Dolan Family Office, LLC (“DFO”), an entity owned and controlled by the estate of Charles F. Dolan, pursuant to which the Company may utilize pilots employed by DFO for purposes of flying the Challenger when the Company is leasing that aircraft under the Company’s dry lease agreement with Brighid Air.
•The Company is party to various arrangements with each of Sphere Entertainment and MSG Sports, pursuant to which (i) Sphere Entertainment and MSG Sports each have the right to lease on a “time-sharing” basis certain aircraft to which the Company has access, (ii) the Company has the right to dry lease certain aircraft leased by MSG Sports and (iii) the Company provides certain aircraft support services. The Company, Sphere Entertainment, and MSG Sports have agreed to allocate expenses in connection with the use by each company (or their executives) of aircraft leased by the Company and MSG Sports. The Company is also party to various arrangements with AMC Networks pursuant to which AMC Networks has the right to lease on a “time-sharing” basis certain aircraft to which the Company has access. Additionally, the Company, Sphere Entertainment, MSG Sports and AMC Networks have agreed on an allocation of the costs of certain aircraft and helicopter use by their shared executives.
In the third quarter of Fiscal Year 2024, the Company entered into a commercial agreement with Oak View Group’s Crown Properties Collection, LLC (“CPC" under which CPC provided sponsorship sales services. The Company recorded commission expense of $4,897 and $1,507 for the years ended June 30, 2025 and 2024, respectively, and did not record any commission expense for the year ended June 30, 2023, as the arrangement was not yet in place during that period. As of June 30, 2025 and 2024, prepaid expenses associated with this arrangement were $6,062 and $5,993, respectively, and are reported under Prepaid expenses and other current assets, and Other non-current assets in the accompanying consolidated balance sheets. As of June 30, 2025 and 2024, accrued expenses associated with this arrangement were $1,614 and $0, respectively, and are reported under Accounts payable, accrued and other current liabilities in the accompanying consolidated balance sheets. The Company provided a notice of termination with respect to the commercial agreement in the first quarter of Fiscal Year 2025 and subsequently negotiated a wind down. On June 2, 2025, CPC repurchased the Company’s equity interest in CPC, and as a result, CPC is no longer considered to be a related party.
From time to time the Company enters into arrangements with 605, LLC (“605”). James L. Dolan, the Company’s Executive Chairman, Chief Executive Officer and a director, and his spouse, Kristin A. Dolan, owned 50% of 605 until September 13, 2023. Kristin A. Dolan is also the founder and was the Chief Executive Officer of 605. 605 provides audience measurement and data analytics services to the Company and its subsidiaries in the ordinary course of business. In August 2022, a subsidiary of Sphere Entertainment entered into a three-year agreement with 605, valued at $750, covering several customer analysis projects per year in connection with events held at our venues, which was assigned to the Company in connection with the MSGE Distribution. Pursuant to this arrangement, the Company recognized $0, $34 and $272 of expense for the years ended June 30, 2025, 2024 and 2023, respectively. On September 13, 2023, 605 was sold to iSpot.tv, and James L. Dolan and Kristin A. Dolan now hold a minority interest in iSpot.tv. As a result, as of September 13, 2023, 605 is no longer considered to be a related party.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)
Revenues and Operating Expenses
The following table summarizes the composition and amounts of the transactions with the Company’s related parties. The significant components of these amounts are discussed below. These amounts are reflected in revenues and operating expenses in the accompanying consolidated and combined statements of operations for Fiscal Years 2025, 2024 and 2023:

	Year Ended June 30,
	2025	2024	2023
Revenues	$109,775	$101,835	$105,862
Operating credits (expenses):
Revenue sharing expenses (a)	(21,306)	(21,567)	(19,056)
Reimbursement under Arena License Agreements	29,559	25,107	22,279
Cost reimbursement from MSG Sports	37,243	37,409	38,473
Corporate reimbursement from Sphere Entertainment (after April 20, 2023) and Corporate allocations to Sphere Entertainment (before April 21, 2023)	78,534	108,767	151,219
Other operating (expenses) credits, net	(1,210)	824	(3,949)
Total operating credits, net (b)	$122,820	$150,540	$188,966
_____________________
(a)    Amounts exclude revenue sharing expenses of $125,702, $115,026 and $99,961 related to MSG Sports suites revenue sharing for Fiscal Years 2025, 2024 and 2023, respectively, and are included in Direct operating expenses in the accompanying consolidated and combined statements of operations.
(b)    Of the total operating credits (expenses), net, $5,866, $(1,453) and $1,019 of net credits (expenses) for Fiscal Years 2025, 2024 and 2023, respectively, are included in Direct operating expenses in the accompanying consolidated and combined statements of operations, and $116,954, $151,993 and $187,947 for Fiscal Years 2025, 2024 and 2023, respectively, as net credits are included in Selling, general and administrative expenses in the accompanying consolidated and combined statements of operations.
Revenues
In Fiscal Year 2025, the Knicks and the Rangers played a total of 97 home games at The Garden and the Company recorded $68,068 of revenues under the Arena License Agreements. In addition, for Fiscal Year 2025 the Company recorded revenues under sponsorship sales and service representation agreements with MSG Sports of $20,523, and merchandise sharing revenues with MSG Sports of $7,292. The Company also earned $11,282 of sublease revenue from related parties during Fiscal Year 2025.
In Fiscal Year 2024, the Knicks and the Rangers played a total of 105 home games at The Garden and the Company recorded $68,068 of revenues under the Arena License Agreements. In addition, for Fiscal Year 2024, the Company recorded revenues under sponsorship sales and service representation agreements with MSG Sports of $19,481 and merchandise sharing revenues with MSG Sports of $7,200. The Company also earned $3,758 of sublease revenue from related parties during Fiscal Year 2024.
In Fiscal Year 2023, the Knicks and the Rangers played a total of 96 home games at The Garden and the Company recorded $68,068 of revenues under the Arena License Agreements. In addition, for Fiscal Year 2023, the Company recorded revenues under sponsorship sales and service representation agreements with MSG Sports of $19,063 and merchandise sharing revenues with MSG Sports of $5,550. The Company recorded revenues under the Networks Advertising Sales Representation Agreement of $8,802 for Fiscal Year 2023. The Company also earned $2,847 of sublease revenue from related parties during Fiscal Year 2023.
Operating Expenses
Revenue sharing expenses
Revenue sharing expenses include MSG Sports’ share of the Company’s in-venue food and beverage sales and certain venue signage agreements.
Reimbursements under Arena License Agreements
Per the Arena License Agreement, discussed above, fees recognized by the Company under this agreement with MSG Sports for use of The Garden are reported as operating lease revenues in accordance with ASC Topic 842. In addition, the Company records credits to Direct operating expenses as a reimbursement under the Arena License Agreements.
Cost reimbursement from MSG Sports
Per the services agreement described above, the Company’s corporate overhead expenses that are charged to MSG Sports are primarily related to centralized functions, including information technology, security, accounts receivable, accounts payable, payroll, tax, legal, human resources, insurance and risk management, investor relations, corporate communications, benefit plan administration and reporting, and internal audit.

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
Other operating (expenses) credits, net
The Company and its related parties enter into transactions with each other in the ordinary course of business. Amounts charged to the Company for other transactions with its related parties are net of amounts charged by the Company to the Knickerbocker Group, LLC, an entity owned by James L. Dolan, the Executive Chairman, Chief Executive Officer and a director of the Company, for office space and the cost of certain technology services. In addition, other operating expenses primarily include net charges relating to (i) reciprocal aircraft arrangements between the Company and CFD, (ii) the aircraft arrangements described above (iii) commission under the group ticket sales representation agreement with MSG Sports, (iv) expenses for advertising and promotional services rendered by MSG Networks, and (v) commission expenses for CPC.
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
During Fiscal Year 2023, Eden declared and paid dividends to Sphere Entertainment through a reduction of the loan receivable from Sphere Entertainment. During Fiscal Years 2025 and 2024, no interest or principal payments were received by Eden. Instead, the accrued but unpaid interest was added to the outstanding principal amount of the loan. The cash flows related to this loan receivable for periods prior to the MSGE Distribution are reflected as investing activities, as these balances represent amounts loaned by the Company to Sphere Entertainment. The Company recorded related party interest income of $3,177 related to the Eden Loan Agreement in Fiscal Year 2023.
Cash Management
Prior to the MSGE Distribution, Sphere Entertainment used a centralized approach to cash management and financing of operations. The Company’s and Sphere Entertainment’s other subsidiaries’ cash was available for use and was regularly “swept” historically. Cash and cash equivalents were attributed to the Company for each of the periods presented, as such cash was held in accounts legally owned by the Company. Transfers of cash both to and from Sphere Entertainment were included as components of Sphere Entertainment’s Investment in the consolidated and combined statements of deficit. The main components of the net transfers (to)/from Sphere Entertainment were cash pooling/general financing activities, various expense allocations to/from Sphere Entertainment, and receivables/payables from/(to) Sphere Entertainment deemed to be effectively settled upon the distribution of the Company by Sphere Entertainment.
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

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)
Note 17. Segment Information
The Company is managed on a consolidated basis through one operating and reportable segment, MSG Entertainment. MSG Entertainment includes the Company’s portfolio of venues: The Garden, The Theater at Madison Square Garden, Radio City Music Hall, the Beacon Theatre, and The Chicago Theatre. MSG Entertainment also includes the original production, the Christmas Spectacular, as well as the bookings business, which features a variety of live entertainment and sports experiences. In making its segment determination, the Company takes into account the types of products and services offered as well as the type of discrete financial information that is available and regularly reviewed by its CODM. The Company’s CODM is the Company’s Executive Chairman and CEO.
The Company’s MSG Entertainment segment derives revenues primarily from entertainment offerings held at its venues that drive ticket sales and other ticket-related revenues, venue license fees from third-party promoters, sponsorships and signage, suite license fees at The Garden, concessions, merchandising and tours at certain of the Company’s venues. The amount of revenue and expense recorded by the Company for a given event depends to a significant extent on whether the Company is promoting or co-promoting the event or is licensing a venue to a third-party or MSG Sports.
The CODM regularly reviews consolidated net income as the measure of segment profit or loss to evaluate operating performance and make strategic decisions regarding the allocation of resources. The CODM is regularly provided with the consolidated expense categories presented in the Consolidated and Combined Statements of Operations. As a result, there are no other significant segment expense categories that would require disclosure. The CODM does not review segment assets at a different asset level or category than those disclosed in the consolidated balance sheets.
Note 18. Additional Financial Information
The following table provides a summary of the amounts recorded as cash and cash equivalents, and restricted cash:

	As of June 30,
	2025	2024
Cash and cash equivalents	$43,017	$33,255
Restricted cash	521	300
Total cash, cash equivalents and restricted cash	$43,538	$33,555

The Company’s cash equivalents consist of money market accounts and time deposits of $39,473 and $29,501 as of June 30, 2025 and June 30, 2024, respectively. Cash equivalents are measured at fair value within Level I of the fair value hierarchy on a recurring basis using observable inputs that reflect quoted prices for identical assets in active markets. The Company’s restricted cash includes cash deposited in escrow and operating accounts. The Company has deposited cash in escrow and operating accounts related to general liability insurance obligations.
Prepaid expenses and other current assets consisted of the following:

	As of June 30,
	2025	2024
Prepaid revenue sharing expense	$61,997	$54,326
Other prepaid expenses	26,987	19,632
Current contract assets(a)	7,648	7,844
Inventory(b)	3,751	3,871
Other	3,943	5,128
Total prepaid expenses and other current assets	$104,326	$90,801
_________________
(a)     See Note 4. Revenue Recognition for more information on contract assets.
(b)     Inventory is primarily comprised of food and liquor for venues.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)
Other non-current assets consisted of the following:

	As of June 30,
	2025	2024
Unbilled lease receivable (a)	$125,527	$98,473
Investments (b)	7,088	6,320
Deferred costs	5,683	3,649
Other	1,879	1,841
Total other non-current assets	$140,177	$110,283
_________________
(a)    Unbilled lease receivable relates to the amounts recorded under the Arena License Agreement.
(b)    See Note 7. Investments for more information on long-term investments.
Accounts payable, accrued and other current liabilities consisted of the following:

	As of June 30,
	2025	2024
Accounts payable	$12,102	$26,594
Accrued payroll and employee related liabilities	54,355	71,145
Cash due to promoters	76,455	67,697
Accrued expenses and other current liabilities	41,448	38,314
Total accounts payable, accrued and other current liabilities	$184,360	$203,750
Stock Repurchase Program
On March 29, 2023, the Company’s Board of Directors authorized a share repurchase program to repurchase up to $250,000 of the Company’s Class A Common Stock (the “Stock Repurchase Program”). Pursuant to the Stock Repurchase Program, shares of Class A Common Stock may be purchased from time to time in open market or private transactions, block trades or such other manner as the Company may determine in accordance with applicable insider trading and other securities laws and regulations. The timing and amount of purchases will depend on market conditions and other factors. For Fiscal Year 2025, the Company repurchased 1,118 shares of Class A Common Stock for $39,692, excluding excise tax. As of June 30, 2025, the Company had $69,796 remaining available for repurchases under the Stock Repurchase Program.
Other (expense) income, net
Other (expense) income, net includes the following:

	Years Ended June 30,
	2025	2024	2023
Net periodic benefit costs (excluding service costs)	$(2,558)	$(3,442)	$(3,414)
Realized and unrealized gain (loss) on equity investments with readily determinable fair value	127	(1,242)	19,858
Other	210	12	945
Total other (expense) income, net	$(2,221)	$(4,672)	$17,389
Concentration of Risk
As of June 30, 2025, the Company did not have any customers that made up 10% of total Accounts receivable, net on the accompanying consolidated balance sheets. As of June 30, 2024, the Company had one customer that made up 12% of total Accounts receivable, net on the accompanying consolidated balance sheets.
For Fiscal Years 2025, 2024 and 2023, the Company did not have any customers that made up 10% of total revenues in the accompanying consolidated and combined statements of operations.
As of June 30, 2025, approximately 4,700 full-time and part-time employees, who represent approximately 71% of the Company’s workforce, were represented by unions. Approximately 11% of such union employees are subject to CBAs that expired as of June 30, 2025 and approximately 36% are subject to CBAs that will expire by June 30, 2026 if they are not extended prior thereto.