Form 10-Q
period 2025-09-30
Madison Square Garden Entertainment Corp.
filed 2025-11-06
CIK 1952073

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
FORM 10-Q
________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to
Commission File Number: 001-41627
MADISON SQUARE GARDEN ENTERTAINMENT CORP.
(Exact name of registrant as specified in its charter)

Nevada	92-0318813
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Two Penn Plaza	New York,	NY	10121
(Address of principal executive offices)			(Zip Code)

Registrant’s telephone number, including area code: (212) 465-6000
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock	MSGE	New York Stock Exchange

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Number of shares of common stock outstanding as of October 31, 2025:

Class A Common Stock par value $0.01 per share	—	40,364,953
Class B Common Stock par value $0.01 per share	—	6,866,754

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)

    MADISON SQUARE GARDEN ENTERTAINMENT CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except per share data)

	As of
	September 30,	June 30,
	2025	2025
ASSETS
Current Assets:
Cash, cash equivalents, and restricted cash	$30,471	$43,538
Accounts receivable, net	81,184	66,781
Related party receivables, current	23,762	22,487
Prepaid expenses and other current assets	128,800	104,326
Total current assets	264,217	237,132
Non-Current Assets:
Property and equipment, net	612,611	621,075
Right-of-use lease assets	463,952	484,544
Goodwill	69,041	69,041
Indefinite-lived intangible assets	63,801	63,801
Deferred tax assets, net	72,816	54,072
Other non-current assets	133,389	140,177
Total assets	$1,679,827	$1,669,842
LIABILITIES AND DEFICIT
Current Liabilities:
Accounts payable, accrued and other current liabilities	$153,765	$184,360
Related party payables, current	45,432	23,830
Long-term debt, current	30,469	30,469
Operating lease liabilities, current	32,310	35,100
Deferred revenue	285,681	228,642
Total current liabilities	547,657	502,401
Non-Current Liabilities:
Long-term debt, net of deferred financing costs	581,682	568,780
Operating lease liabilities, non-current	570,769	566,484
Other non-current liabilities	45,517	45,477
Total liabilities	1,745,625	1,683,142
Commitments and contingencies (see Note 7)
Deficit:
Class A Common Stock (a)	465	461
Class B Common Stock (b)	69	69
Additional paid-in-capital	38,802	44,843
Treasury stock at cost (6,106 and 5,483 shares outstanding as of September 30, 2025 and June 30, 2025, respectively)	(205,204)	(180,204)
Retained earnings	131,380	153,034
Accumulated other comprehensive loss	(31,310)	(31,503)
Total deficit	(65,798)	(13,300)
Total liabilities and deficit	$1,679,827	$1,669,842
_________________
(a)    Class A Common Stock, $0.01 par value per share, 120,000 shares authorized; 46,468 and 46,076 shares issued as of September 30, 2025 and June 30, 2025, respectively.
(b)    Class B Common Stock, $0.01 par value per share, 30,000 shares authorized; 6,867 shares issued as of September 30, 2025 and June 30, 2025.
See accompanying notes to the unaudited condensed consolidated financial statements.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share data)

	Three Months Ended
	September 30,
	2025	2024
Revenues:
Revenues from entertainment offerings	$131,310	$115,081
Food, beverage, and merchandise revenues	22,837	18,975
Arena license fees and other leasing revenue	4,115	4,658
Total revenues (a)	158,262	138,714
Direct operating expenses:
Entertainment offerings, arena license fees, and other leasing direct operating expenses	(88,558)	(86,466)
Food, beverage, and merchandise direct operating expenses	(13,812)	(11,243)
Total direct operating expenses (a)	(102,370)	(97,709)
Selling, general, and administrative expenses (a)	(56,585)	(45,746)
Depreciation and amortization	(14,074)	(13,781)
Impairment of long-lived assets	(13,782)	—
Restructuring (charges) credits	(1,190)	40
Operating loss	(29,739)	(18,482)
Interest income	520	372
Interest expense	(11,028)	(14,043)
Other expense, net	(172)	(769)
Loss from operations before income taxes	(40,419)	(32,922)
Income tax benefit	18,765	13,601
Net loss	$(21,654)	$(19,321)

Loss per share:
Basic	$(0.46)	$(0.40)
Diluted	$(0.46)	$(0.40)

Weighted-average number of shares of common stock:
Basic	47,482	48,217
Diluted	47,482	48,217
_________________
(a)    See Note 10. Related Party Transactions for further information on related party arrangements.

See accompanying notes to the unaudited condensed consolidated financial statements.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)
(in thousands)

	Three Months Ended
	September 30,
	2025	2024
Net loss	$(21,654)	$(19,321)
Other comprehensive income, before income taxes:
Pension plans and other postretirement plans adjustments	295	541
Income tax expense related to items of other comprehensive income	(102)	(185)
Other comprehensive income, net of income taxes	193	356
Comprehensive loss	$(21,461)	$(18,965)

See accompanying notes to the unaudited condensed consolidated financial statements.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Three Months Ended
	September 30,
	2025	2024
OPERATING ACTIVITIES:
Net loss	$(21,654)	$(19,321)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	14,074	13,781
Impairment of long-lived assets	13,782	—
Share-based compensation expense	7,293	6,262
Amortization of deferred financing costs	527	852
Deferred income tax benefit	(18,846)	(13,612)
Net unrealized and realized gain on equity investments with readily determinable fair value	(155)	(124)
Other non-cash adjustments	29	94
Change in assets and liabilities:
Accounts receivable, net	(14,432)	(18,360)
Related party receivables and payables, net	20,327	(2,134)
Prepaid expenses and other current and non-current assets	(16,686)	(6,457)
Accounts payable	2,166	5,576
Accrued and other current, and non-current liabilities	(31,486)	(70,224)
Deferred revenue	56,564	55,374
Operating lease right-of-use assets and lease liabilities	8,305	20,934
Net cash provided by (used in) operating activities	$19,808	$(27,359)
INVESTING ACTIVITIES:
Capital expenditures	$(5,953)	$(5,905)
Proceeds from sale of investments	—	55
Other investing activities	(845)	(840)
Net cash used in investing activities	$(6,798)	$(6,690)
FINANCING ACTIVITIES:
Proceeds from revolving credit facility	$35,000	$55,000
Principal repayment on long-term debt	(22,617)	(4,063)
Repurchases of Class A common stock	(25,000)	—
Taxes paid in lieu of shares issued for equity-based compensation	(13,330)	(12,830)
Payments for debt financing costs	(130)	—
Net cash (used in) provided by financing activities	$(26,077)	$38,107
Net (decrease) increase in cash, cash equivalents, and restricted cash	(13,067)	4,058
Cash, cash equivalents, and restricted cash, beginning of period	43,538	33,555
Cash, cash equivalents, and restricted cash, end of period	$30,471	$37,613
Non-cash investing and financing activities:
Capital expenditures incurred but not yet paid or paid by landlord	$487	$15,379
Non-cash financing lease obligation	$—	$(130)

See accompanying notes to the unaudited condensed consolidated financial statements.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF DEFICIT (UNAUDITED)
(in thousands)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Deficit
Balance as of June 30, 2025	$530	$44,843	$(180,204)	$153,034	$(31,503)	$(13,300)
Net loss	—	—	—	(21,654)	—	(21,654)
Other comprehensive income	—	—	—	—	193	193
Share-based compensation	—	7,293	—	—	—	7,293
Tax withholding associated with shares issued for share-based compensation	4	(13,334)	—	—	—	(13,330)
Repurchases of Class A common stock	—	—	(25,000)	—	—	(25,000)
Balance as of September 30, 2025	$534	$38,802	$(205,204)	$131,380	$(31,310)	$(65,798)

Balance as of June 30, 2024	525	33,481	(140,512)	115,603	(32,262)	$(23,165)
Net loss	—	—	—	(19,321)	—	(19,321)
Other comprehensive income	—	—	—	—	356	356
Share-based compensation	—	6,262	—	—	—	6,262
Tax withholding associated with shares issued for share-based compensation	4	(12,834)	—	—	—	(12,830)
Balance as of September 30, 2024	$529	$26,909	$(140,512)	$96,282	$(31,906)	$(48,698)

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
Basis of Presentation
The Company reports on a fiscal year basis ending on June 30th (“Fiscal Year”). In these unaudited condensed consolidated financial statements, the fiscal years ending or ended on June 30, 2026, 2025 and 2024, respectively, are referred to as “Fiscal Year 2026,” “Fiscal Year 2025,” and “Fiscal Year 2024,” respectively.
The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and Article 10 of Regulation S-X of the Securities and Exchange Commission (the “SEC”), and should be read in conjunction with the Company’s audited consolidated and combined financial statements and notes thereto as of June 30, 2025 and 2024 and for the years ended June 30, 2025, 2024 and 2023 (the “Audited Consolidated and Combined Annual Financial Statements”) included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2025 filed with the SEC on August 13, 2025.
In the opinion of the Company, the accompanying financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of September 30, 2025 and its results of operations for the three months ended September 30, 2025 and 2024 and cash flows for the three months ended September 30, 2025 and 2024. The condensed consolidated balance sheet as of June 30, 2025 was derived from the Audited Consolidated and Combined Annual Financial Statements but does not contain all of the footnote disclosures from the Audited Consolidated and Combined Annual Financial Statements.
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
(Continued)
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
•Suite licenses and single night suite rentals
•Advertising commissions and related service fees
•Commissions related to the sale of merchandise for which the Company is not the principal in the underlying transaction
Direct operating expenses related to the provision of services and leasing, presented as “Entertainment offerings, arena license fees, and other leasing direct operating expenses,” primarily include:(a)
•Event production costs including direct personnel expenses
•Venue operations and infrastructure costs (a)
•Venue rental costs for venues not owned by the Company
•Sponsorship and signage fulfillment costs
•Contractual revenue sharing expenses related to suite licenses and certain internal signage
•Event-related marketing and advertising costs
Product revenue, presented as “Food, beverage, and merchandise revenues,” includes:
•Sales of food and beverage during events held at the Company’s venues
•Sales of the Company’s merchandise at the Company’s venues and via traditional retail channels

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)
Direct operating expenses related to the sale of products, presented as “Food, beverage, and merchandise direct operating expenses,” include:
•Costs of goods sold including direct personnel expenses
•Contractual revenue sharing expenses related to food and beverage sold at events held by Madison Square Garden Sports Corp. (together with its subsidiaries, as applicable, “MSG Sports”) at The Garden
Lease revenue, presented as “Arena license fees and other leasing revenue,” includes:
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
Arrangements with Multiple Performance Obligations
The Company enters into arrangements with multiple performance obligations, such as multi-year sponsorship agreements, which may derive revenues for the Company, as well as Sphere Entertainment and MSG Sports within a single arrangement. The Company also derives revenue from similar types of arrangements which are entered into by Sphere Entertainment Co. (together with its subsidiaries, as applicable, “Sphere Entertainment”) and MSG Sports. Payment terms for such arrangements can vary by contract, but payments are generally due in installments throughout the contractual term. The performance obligations included in each sponsorship agreement vary and may include advertising and other benefits such as, but not limited to, signage at The Garden and the Company’s other venues, digital advertising, event or property-specific advertising, as well as non-advertising benefits such as suite licenses and event tickets. Further, these arrangements may require the Company to purchase the customers’ goods or services. To the extent the Company’s multi-year arrangements provide for performance obligations that are consistent over the multi-year contractual term, such performance obligations generally meet the definition of a series as provided for under the accounting guidance. If performance obligations are concluded to meet the definition of a series, the contractual fees for all years during the contract term are aggregated and the related revenue is recognized proportionately as the underlying performance obligation is satisfied.
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

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)
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
Production Costs for the Company’s Original Productions
The Company defers certain costs of productions such as creative design, scenery, wardrobes, rehearsal and other related costs for the Company’s proprietary shows, reported in Prepaid expenses and other current assets and Other non-current assets. Deferred production costs are amortized on a straight-line basis over the course of a production’s performance period using the expected life of a show’s assets and are recorded as a component of Entertainment offerings, arena license fees, and other leasing direct operating expenses on the Company’s condensed consolidated statement of operations. Deferred production costs are subject to recoverability assessments whenever there is an indication of potential impairment.
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
D. Recently Issued and Adopted Accounting Pronouncements
Recently Issued Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Improvements to Income Tax Disclosures, a final standard on improvements to income tax disclosures which applies to all entities subject to income taxes. The standard requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The standard is intended to benefit investors by providing more detailed income tax disclosures that would be helpful to understand an entity’s exposure to potential changes in jurisdictional tax legislation and the ensuing risks and opportunities, assess income tax information that affects cash flow forecasts and capital allocation decisions, and identify potential opportunities to increase future cash flows. This standard will be effective for the Company for the Fiscal Year 2026 annual reporting period and will be applied prospectively. The impact upon adoption will be on the Company’s income tax disclosures only, with no impact to the Company’s consolidated financial statements.
In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses, as amended by ASU 2025-01, which was issued in January 2025, requiring disclosure, in the notes to financial statements, of specified information about certain costs and expenses at each interim and annual reporting period. This standard will be effective for the Company for annual periods beginning with the Company’s fiscal year ending 2028, and interim reporting periods beginning with the Company’s fiscal year ending 2029. Early adoption of ASU 2024-03 is permitted. This amended ASU may be applied either prospectively to financial

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)
statements issued for reporting periods after the effective date or retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the impact of adopting this standard on the Company’s consolidated financial statements.
In July 2025, the FASB issued ASU 2025-05, Measurement of Credit Losses for Accounts Receivable and Contract Assets. This ASU provides all entities with a practical expedient that allows for the assumption that current conditions as of the balance sheet date do not change for the remaining life of the asset when estimating credit losses for such assets. This standard will be effective for the Company in the first quarter of the Company’s fiscal year ending 2027, and early adoption is permitted. The Company is currently evaluating the potential impact of applying the allowable practical expedient on its estimates of credit losses for accounts receivable and contract assets.
In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software - Targeted Improvements to the Accounting for Internal-Use Software. This ASU amends the existing standard to remove all references to prescriptive and sequential software development project stages. Under this standard, an entity will be required to start capitalizing software costs when (i) management has authorized and committed to funding the software project and (ii) it is probable that the project will be completed and the software will be used to perform the function intended. This standard will be effective for the Company in the first quarter of the Company’s fiscal year ending 2028, and early adoption is permitted. The Company is currently evaluating the impact of adopting this standard on the Company’s consolidated financial statements.
Note 3. Revenue Recognition
All revenue recognized in the condensed consolidated statements of operations is considered to be revenue from contracts with customers in accordance with FASB Accounting Standards Codification (“ASC”) Topic 606, Revenue From Contracts with Customers, except for revenues from the Arena License Agreements and, leases and subleases that are accounted for in accordance with ASC Topic 842, Leases. The Company’s revenues by category are outlined in Note 2. Summary of Significant Accounting Policies. As of September 30, 2025 and June 30, 2025, the Company did not have any material provisions for credit losses on receivables or contract assets arising from contracts with customers.
Disaggregation of Revenue
The following table disaggregates the Company’s revenues by revenue category for the three months ended September 30, 2025 and 2024. The footnotes to the table provide additional disclosure with respect to the timing of transfer of goods or services to the customer for each category.

	Three Months Ended
	September 30,
	2025	2024
Ticketing and venue license fee revenues (a)	$85,848	$70,206
Sponsorship and signage, suite license, and advertising commission revenues (b)	43,908	42,890
Other (c)	1,554	1,985
Total revenues from entertainment offerings	131,310	115,081
Food, beverage, and merchandise revenues (d)	22,837	18,975
Total revenues from contracts with customers	154,147	134,056
Arena license fees and other leasing revenue	4,115	4,658
Total revenues	$158,262	$138,714
_________________
(a)    Amounts include ticket sales, including single night suite rentals and other ticket-related revenue, and venue license fees from the Company’s events such as (i) concerts, (ii) the presentation of the Christmas Spectacular and (iii) other live entertainment and sporting events. Revenues from entertainment offerings are generally recognized at a point in time.
(b)    Sponsorship and signage, suite license, and advertising commission revenues are generally recognized over time.
(c)    Other primarily consists of venue tours which are generally recognized at a point in time.
(d)    Food, beverage, and merchandise revenues are generally recognized at a point in time.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)
Contract Balances
The following table provides information about the opening and closing contract balances from the Company’s contracts with customers as of September 30, 2025 and June 30, 2025:

	As of
	September 30, 2025	June 30, 2025
Receivables from contracts with customers, net (a)	$80,643	$69,513
Contract assets, current (b)	$6,412	$7,648
Deferred revenue, including non-current portion (c)	$292,607	$236,043
    ________________
(a)    Receivables from contracts with customers, net, which are reported in Accounts receivable, net and Related party receivables, current in the Company’s accompanying condensed consolidated balance sheets, represent the Company’s unconditional rights to consideration under its contracts with customers. As of September 30, 2025 and June 30, 2025, the Company’s receivables from contracts with customers above included $185 and $3,649, respectively, related to various related parties. See Note 10. Related Party Transactions for further details on related party arrangements.
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
(c)    Deferred revenue primarily relates to the Company’s receipt of consideration from customers in advance of the Company’s transfer of goods or services to the customers. Deferred revenue is reduced and the related revenue is recognized once the underlying goods or services are transferred to a customer. Revenue recognized for the three months ended September 30, 2025 relating to the Deferred revenue balance as of June 30, 2025 was 99,004.
Transaction Price Allocated to the Remaining Performance Obligations
As of September 30, 2025, the Company’s remaining performance obligations under contracts were $621,153, of which 54% is expected to be recognized over the next two years and an additional 46% of the balance is expected to be recognized thereafter. This primarily relates to performance obligations under sponsorship and suite license agreements that have original expected durations longer than one year and for which the consideration is not variable. In developing the estimated revenue, the Company applies the allowable practical expedient and does not disclose information about remaining performance obligations that have original expected durations of one year or less.
Note 4. Investments
As of September 30, 2025, the Company held an investment in Townsquare Media, Inc. (“Townsquare”), a media, entertainment and digital marketing solutions company that is listed on the New York Stock Exchange under the symbol “TSQ.”
As of September 30, 2025, the Company also held other equity investments in trust under the Company’s Executive Deferred Compensation Plan. Refer to Note 13. Pension Plans and Other Postretirement Benefit Plans included in the Company’s Audited Consolidated and Combined Annual Financial Statements, for further details regarding the plan.
The fair value of the Company’s equity investments with readily determinable fair values is determined based on quoted market prices in active markets, which are classified within Level I of the fair value hierarchy.
The carrying value of the Company’s investments, which is reported in Other non-current assets in the accompanying condensed consolidated balance sheets as of September 30, 2025 and June 30, 2025, is as follows:

	As of
	September 30, 2025	June 30, 2025
Equity investments with readily determinable fair values:
Townsquare Class A common stock	$851	$1,002
Other equity investments with readily determinable fair values held in trust under the Company’s Executive Deferred Compensation Plan	6,120	5,238
Equity investments without readily determinable fair values	909	848
Total investments	$7,880	$7,088

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)
The following table summarizes the realized and unrealized gain on equity investments with readily determinable fair value, which is reported in Other expense, net in the accompanying condensed consolidated statements of operations for the three months ended September 30, 2025 and 2024:

	Three Months Ended
	September 30,
	2025	2024
Unrealized loss — Townsquare	$(151)	$(101)
Unrealized gain — Executive Deferred Compensation Plan	306	220
Realized gain from shares sold — Townsquare	—	5
Total realized and unrealized gain	$155	$124
Supplemental information on realized gain:
Shares of common stock sold — Townsquare	—	5
Cash proceeds from common stock sold — Townsquare	$—	$55
Note 5. Property and Equipment, Net
As of September 30, 2025 and June 30, 2025, Property and equipment, net consisted of the following:

	As of
	September 30, 2025	June 30, 2025
Land	$62,768	$62,768
Buildings	1,016,047	1,014,553
Equipment, furniture, and fixtures	343,121	340,411
Leasehold improvements	163,099	163,342
Construction in progress	7,629	6,074
Total property and equipment	$1,592,664	$1,587,148
Less: accumulated depreciation and amortization	(980,053)	(966,073)
Property and equipment, net	$612,611	$621,075
The Company recorded depreciation and amortization expense on property and equipment of $14,074 and $13,781 for the three months ended September 30, 2025 and 2024, respectively, which is recognized in Depreciation and amortization in the accompanying condensed consolidated statements of operations.
Note 6. Goodwill and Intangible Assets
As of September 30, 2025 and June 30, 2025, the carrying amount of Goodwill was $69,041 and does not reflect any historical impairment charges. The Company has one reportable segment and one reporting unit.
The Company’s Indefinite-lived intangible assets as of September 30, 2025 and June 30, 2025 were as follows:

	As of
	September 30, 2025	June 30, 2025
Trademarks	$61,881	$61,881
Photographic related rights	1,920	1,920
Total indefinite-lived intangible assets	$63,801	$63,801
During the first quarter of Fiscal Year 2026, the Company performed its annual impairment test of Goodwill and Indefinite-lived intangible assets and determined that there were no impairments of Goodwill or Indefinite-lived intangible assets identified as of the impairment test date.
No amortization expense for intangible assets was recognized for the three months ended September 30, 2025 and 2024.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)
Note 7. Commitments and Contingencies
Commitments
See Note 11. Commitments and Contingencies, included in the Company’s Audited Consolidated and Combined Annual Financial Statements, for details on the Company’s commitments. The Company’s commitments as of June 30, 2025 included a total of $21,095 (primarily related to letters of credit).
During the three months ended September 30, 2025, the Company did not have any material changes in its non-cancelable contractual obligations (other than activities in the ordinary course of business). See Note 8. Credit Facilities for details of the principal repayments required under the Company’s credit facilities.
Legal Matters
The Company is a defendant in various lawsuits. Although the outcome of these lawsuits cannot be predicted with certainty (including the extent of available insurance, if any), management does not believe that resolution of these lawsuits will have a material adverse effect on the Company.
Note 8. Credit Facilities
See Note 12. Credit Facilities, included in the Company’s Audited Consolidated and Combined Annual Financial Statements for more information regarding the Company’s credit facilities. The following table summarizes the presentation of the outstanding balances under the Company’s credit facilities as of September 30, 2025 and June 30, 2025:

	As of
	September 30, 2025	June 30, 2025
Current Portion
National Properties Term Loan Facility	$30,469	$30,469
Current portion of long-term debt	$30,469	$30,469

	As of
	September 30, 2025			June 30, 2025
	Principal	Unamortized Deferred Financing Costs	Net	Principal	Unamortized Deferred Financing Costs	Net
Non-current Portion
National Properties Term Loan Facility	$571,289	$(9,607)	$561,682	$578,906	$(10,126)	$568,780
National Properties Revolving Credit Facility	20,000	—	20,000	—	—	—
Long-term debt, net of deferred financing costs	$591,289	$(9,607)	$581,682	$578,906	$(10,126)	$568,780
National Properties Facilities
General. On June 27, 2025, MSG National Properties, LLC (“MSG National Properties”), MSG Entertainment Holdings, LLC (“MSG Entertainment Holdings”) and certain subsidiaries of MSG National Properties entered into Amendment No. 4 (“Amendment No. 4”) to the credit agreement dated June 30, 2022 (as amended, supplemented and otherwise modified prior to June 27, 2025, the “Prior National Properties Credit Agreement” and, as amended by Amendment No. 4, the “National Properties Credit Agreement”) with JP Morgan Chase Bank, N.A., as administrative agent, and the lenders and letter of credit issuers party thereto, pursuant to which, among other things, (i) the term loan facility under the Prior National Properties Credit Agreement (the “Prior National Properties Term Loan Facility”) was refinanced in its entirety with a five-year, $609,375 senior secured term loan facility (the “National Properties Term Loan Facility”) and (ii) the revolving credit facility under the Prior National Properties Credit Agreement (the “Prior National Properties Revolving Credit Facility” and, together with the Prior National Properties Term Loan Facility, the “Prior National Properties Facilities”) was refinanced in its entirety with a five-year, $150,000 revolving credit facility (the “National Properties Revolving Credit Facility” and, together with the National Properties Term Loan Facility, the “National Properties Facilities”). Up to $25,000 of the National Properties Revolving Credit Facility is available for the issuance of letters of credit. As of September 30, 2025, outstanding letters of credit were $17,427 and the remaining balance available under the National Properties Revolving Credit

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)
Facility was $112,573. During October 2025, the Company paid $20,000 to fully settle the outstanding borrowings under the National Properties Revolving Credit Facility.
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
Interest Rates. Borrowings under the National Properties Facilities bear interest at a floating rate, which at the option of MSG National Properties may be either (a) Term SOFR plus an applicable margin ranging from 1.75% to 2.50% per annum, determined based on the total leverage ratio of MSG National Properties and its restricted subsidiaries, or (b) a base rate plus an applicable margin ranging from 0.75% to 1.50% per annum, determined based on the total leverage ratio of MSG National Properties and its restricted subsidiaries. The National Properties Credit Agreement requires MSG National Properties to pay a commitment fee ranging from 0.20% to 0.30% in respect of the daily unused commitments under the National Properties Revolving Credit Facility. MSG National Properties is also required to pay customary letter of credit fees, as well as fronting fees, to banks that issue letters of credit pursuant to the National Properties Credit Agreement. As of September 30, 2025, the interest rates on the National Properties Term Loan Facility and the National Properties Revolving Credit Facility were 6.41% and 6.39%, respectively.
Principal Repayments. Subject to customary notice and minimum amount conditions, the Company may voluntarily repay outstanding loans under the National Properties Facilities or terminate commitments under the National Properties Revolving Credit Facility, at any time, in whole or in part, subject only to customary breakage costs in the case of prepayment of Term SOFR loans. The National Properties Facilities will mature on June 27, 2030. The principal obligations under the National Properties Term Loan Facility are to be repaid in quarterly installments beginning with the fiscal quarter ended September 30, 2025, in an aggregate amount equal to 5.00% per annum (1.25% per quarter) with the balance due at the maturity of the facility. The principal obligations under the National Properties Revolving Credit Facility are due at the maturity of the facility. Under certain circumstances, MSG National Properties is required to make mandatory prepayments on loans outstanding, including prepayments in an amount equal to the net cash proceeds of certain sales of assets or casualty insurance and/or condemnation recoveries (subject to certain reinvestment, repair or replacement rights), subject to certain exceptions.
Covenants. The National Properties Credit Agreement includes financial covenants requiring MSG National Properties and its restricted subsidiaries to maintain a specified minimum debt service coverage ratio and specified maximum total leverage ratio. The debt service coverage ratio covenant is set at a ratio of 2.50:1. The leverage ratio covenant is tested based on the ratio of MSG National Properties and its restricted subsidiaries’ consolidated total indebtedness to adjusted operating income, with a maximum ratio of 3.50:1. As of September 30, 2025, MSG National Properties and its restricted subsidiaries were in compliance with the covenants of the National Properties Credit Agreement.
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

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)
Interest payments and loan principal repayments made by the Company under the National Properties Facilities were as follows:

	Interest Payments		Loan Principal Repayments
	Three Months Ended		Three Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
National Properties Facilities	$10,611	$13,277	$22,617	$4,063
The carrying value and fair value of the Company’s debt reported in the accompanying condensed consolidated balance sheets were as follows:

	As of
	September 30, 2025		June 30, 2025
	Carrying Value (a)	Fair Value	Carrying Value (a)	Fair Value
National Properties Facilities	$621,758	$612,432	$609,375	$600,234
________________
(a)    The total carrying value of the Company’s debt as of September 30, 2025 and June 30, 2025 is equal to the current and non-current principal payments for the Company’s credit agreements excluding unamortized deferred financing costs of $9,607 and $10,126, respectively.
The Company’s long-term debt is classified within Level II of the fair value hierarchy as it is valued using quoted indices of similar instruments for which the inputs are readily observable.
Note 9. Share-based Compensation
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
Share-based compensation expense for the Company’s restricted stock units (“RSUs”) and performance stock units (“PSUs”) are recognized in the condensed consolidated statements of operations as a component of direct operating expenses or selling, general, and administrative expenses. The following table summarizes the Company’s share-based compensation expense:

	Three Months Ended
	September 30,
	2025	2024
Share-based compensation expense	$7,293	$6,262
Fair value of awards vested (a)	$30,599	$29,022
________________
(a)     To fulfill required statutory tax withholding obligations for the applicable income and other employment taxes, RSUs and PSUs with an aggregate value of $13,369 and $12,808 were retained by the Company during the three months ended September 30, 2025 and 2024, respectively.
For the three months ended September 30, 2025 and 2024 all RSUs and stock options were excluded from the anti-dilutive calculation because the Company reported a net loss for the period and, therefore, their impact on reported loss per share would have been anti-dilutive.
As of September 30, 2025, there was $62,091 of unrecognized compensation cost related to unvested RSUs and PSUs held by the Company’s direct employees. The cost is expected to be recognized over a weighted-average period of approximately 2.4 years.

Award Activity
The following table summarizes activity related to MSG Entertainment’s RSUs and PSUs held by the Company, MSG Sports, and Sphere’s employees:

	Three Months Ended
	September 30,
	2025		2024
	RSUs	PSUs	RSUs	PSUs
Granted	464	414	433	386
Vested	397	300	416	305

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)
Note 10. Related Party Transactions
As of September 30, 2025, certain members of the Dolan family, including certain trusts for the benefit of members of the Dolan family (collectively, the “Dolan Family Group”), for purposes of Section 13(d) of the Securities Exchange Act of 1934, as amended, collectively beneficially owned 100% of the Company’s outstanding Class B Common Stock, $0.01 par value per share (“Class B Common Stock”) and approximately 4.1% of the Company’s outstanding Class A Common Stock (inclusive of options exercisable within 60 days of September 30, 2025). Such shares of Class A Common Stock and Class B Common Stock, collectively, represent approximately 64.3% of the aggregate voting power of the Company’s outstanding common stock. Members of the Dolan Family Group are also the controlling stockholders of Sphere Entertainment, MSG Sports, and AMC Networks Inc.
See Note 16. Related Party Transactions, included in the Company’s Audited Consolidated and Combined Annual Financial Statements for a description of the Company’s current related party arrangements. There have been no material changes in such related party arrangements as of September 30, 2025, except as described below.
Sphere Entertainment provides certain technology services related to Sphere Immersive Sound to certain of the Company’s venues. For the three months ended September 30, 2025, gross capital additions associated with these arrangements were approximately $1,400, and are reported in Property and equipment, net in the accompanying condensed consolidated balance sheets.
Revenues and Operating Expenses
The following table summarizes the composition and amounts of the transactions with the Company’s related parties. The significant components of these amounts are discussed below. These amounts are reflected in revenues and operating expenses in the accompanying condensed consolidated statements of operations for the three months ended September 30, 2025 and 2024:

	Three Months
	September 30,
	2025	2024
Revenues	$7,483	$7,883
Operating credits (expenses):
Revenue sharing expenses(a)	(1,544)	(1,150)
Reimbursement under Arena License Agreements	556	73
Cost reimbursement from MSG Sports	10,755	8,387
Cost reimbursement from Sphere Entertainment	16,072	22,993
Other operating credits, net	1,795	1,117
Total operating credits, net (b)	$27,634	$31,420
_________________
(a)    Amounts exclude revenue sharing expenses of $19,491 and $19,424 related to MSG Sports suites revenue sharing for three months ended September 30, 2025 and 2024, respectively, and are included in Direct operating expenses in the accompanying condensed consolidated statements of operations.
(b)    Of the total operating credits (expenses), net, $(1,340) and $(1,294) for the three months ended September 30, 2025 and 2024, respectively, are included in direct operating expenses in the accompanying condensed consolidated statements of operations, and $28,974 and $32,714 for the three months ended September 30, 2025 and 2024, respectively, are included in selling, general, and administrative expenses in the accompanying condensed consolidated statements of operations.

Revenues
The Company recorded $1,324 of revenues under the Arena License Agreements for the three months ended September 30, 2025 and 2024. In addition to the Arena License Agreements, the Company’s revenues from related parties primarily reflected amounts earned under sponsorship sales and service representation agreements of $2,392 and $2,751 during the three months ended September 30, 2025 and 2024, respectively, and merchandise sharing revenues with MSG Sports of $285 and $247 during the three months ended September 30, 2025 and 2024, respectively. The Company also earned sublease revenue from related parties of $2,644 and $3,561 during the three months ended September 30, 2025 and 2024, respectively.
Note 11. Segment Information
The Company is managed on a consolidated basis through one operating and reportable segment, MSG Entertainment. MSG Entertainment includes the Company’s portfolio of venues: The Garden, The Theater at Madison Square Garden, Radio City Music Hall, the Beacon Theatre, and The Chicago Theatre. MSG Entertainment also includes the original production, the Christmas Spectacular, as well as the entertainment and sports bookings business, which features a variety of live entertainment and sports experiences. In making its segment determination, the Company takes into account the types of products and services offered as well as the type of discrete financial information that is available and regularly reviewed by its CODM. The Company’s CODM is the

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)
Company’s Executive Chairman and Chief Executive Officer.
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
The CODM regularly reviews consolidated net income as the measure of segment profit or loss to evaluate operating performance and make strategic decisions regarding the allocation of resources. The CODM is regularly provided with the consolidated expense categories presented in the condensed consolidated statements of operations. As a result, there are no other significant segment expense categories that would require disclosure. The CODM does not review segment assets at a different asset level or category than those disclosed in the consolidated balance sheets.
Note 12. Additional Financial Information
The following table provides a summary of the amounts recorded as Cash, cash equivalents, and restricted cash:

	As of
	September 30, 2025	June 30, 2025
Cash and cash equivalents	$29,950	$43,017
Restricted cash	521	521
Total cash, cash equivalents, and restricted cash	$30,471	$43,538
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
Prepaid expenses and other current assets consisted of the following:

	As of
	September 30, 2025	June 30, 2025
Prepaid revenue sharing expense	$80,146	$61,997
Other prepaid expenses	28,913	26,987
Current contract assets (a)	6,412	7,648
Inventory (b)	4,612	3,751
Other	8,717	3,943
Total prepaid expenses and other current assets	$128,800	$104,326
_________________
(a) See Note 3. Revenue Recognition for more information on contract assets.
(b)    Inventory is mostly comprised of food and liquor for the venues.
Other non-current assets consisted of the following:

	As of
	September 30, 2025	June 30, 2025
Unbilled lease receivable (a)	$117,922	$125,527
Investments (b)	7,880	7,088
Deferred costs	5,707	5,683
Other	1,880	1,879
Total other non-current assets	$133,389	$140,177
_________________
(a)    Unbilled lease receivable relates to the amounts recorded under the Arena License Agreements.
(b)     See Note 4. Investments for more information on long-term investments.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)
Accounts payable, accrued and other current liabilities consisted of the following:

	As of
	September 30, 2025	June 30, 2025
Accounts payable	$14,268	$12,102
Accrued payroll and employee related liabilities	35,558	54,355
Cash due to promoters	67,914	76,455
Accrued expenses and other current liabilities	36,025	41,448
Total accounts payable, accrued and other current liabilities	$153,765	$184,360

Leases
In February 2025, the Company recognized a right-of-use lease asset of $116,963 and an additional lease obligation of $115,335 as the Company took possession of additional space in its New York corporate office. For the three months ended September 30, 2025, the Company recognized an impairment loss of $13,782 on the Company’s right-of-use lease assets in its New York corporate office which is reported in Impairment of long-lived assets in the accompanying condensed consolidated statements of operations.
Stock Repurchase Program
On March 29, 2023, the Company’s Board of Directors authorized a share repurchase program to repurchase up to $250,000 of the Company’s Class A Common Stock (the “Stock Repurchase Program”). Pursuant to the Stock Repurchase Program, shares of Class A Common Stock may be purchased from time to time in open market or private transactions, block trades or such other manner as the Company may determine in accordance with applicable insider trading and other securities laws and regulations. The timing and amount of purchases will depend on market conditions and other factors. For the three months ended September 30, 2025, the Company repurchased 623,271 shares of Class A Common Stock for $25,000. As of September 30, 2025, the Company had approximately $45,000 remaining available under its Stock Repurchase Program for repurchases.
Other expense, net
Other expense, net includes the following:

	Three Months Ended
	September 30,
	2025	2024
Net periodic benefit costs (excluding service costs)	$(639)	$(858)
Realized and unrealized gain on equity investments with readily determinable fair value	155	124
Other income (expense)	312	(35)
Total other expense, net	$(172)	$(769)
Income Taxes
During the three months ended September 30, 2025 and September 30, 2024, the Company made income tax payments of $26 and $381, respectively.
Income tax benefit for the three months ended September 30, 2025 of $18,765 reflects an effective tax rate of 46%. The estimated annual effective tax rate exceeds the statutory federal tax rate of 21% primarily due to state and local taxes and excess tax deficiencies related to share-based compensation, partially offset by nondeductible officers’ compensation.
Income tax benefit for the three months ended September 30, 2024 of $13,601, reflects an effective tax rate of 41%. The estimated annual effective tax rate exceeds the statutory federal tax rate of 21% primarily due to state taxes and excess tax deficiencies related to share-based compensation.
On July 4, 2025, the Reconciliation Bill commonly known as the “One Big Beautiful Bill Act” (the “OBBBA”) was enacted into law. OBBBA includes a broad range of tax reform provisions affecting businesses, including extending and modifying certain key Tax Cuts & Jobs Act provisions (both domestic and international), expanding certain Inflation Reduction Act incentives, and accelerating the phase-out of others. The Company has analyzed the provisions of OBBBA and determined that the financial impact is not material to its interim or annual consolidated financial statements for the periods presented.

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
•the tax-free treatment of the distribution by Sphere Entertainment Co. (together with its subsidiaries, as applicable, “Sphere Entertainment”) of approximately 67% of the outstanding stock of the Company on April 20, 2023;
•failure of the Company or Sphere Entertainment to satisfy its obligations under various agreements with Sphere Entertainment, including the services agreement; and
•the additional factors described under “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended June 30, 2025 filed with the Securities and Exchange Commission on August 13, 2025 (the “2025 Form 10-K”).
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
Introduction
This MD&A is provided as a supplement to, and should be read in conjunction with, the Company’s unaudited condensed and consolidated financial statements and accompanying notes thereto included in this Quarterly Report on Form 10-Q, as well as the Company’s audited consolidated and combined financial statements and notes thereto as of June 30, 2025 and 2024 and for the three years ended June 30, 2025, 2024 and 2023 (the “Audited Consolidated and Combined Annual Financial Statements”) included in the 2025 Form 10-K, to help provide an understanding of our financial condition, changes in financial condition and results of operations.
The Company reports on a fiscal year basis ending on June 30th (“Fiscal Year”). In this MD&A, the years ending and ended on June 30, 2026 and 2025, are referred to as “Fiscal Year 2026” and “Fiscal Year 2025,” respectively.
Our MD&A is organized as follows:
Business Overview. This section provides a general description of our business, as well as other matters that we believe are important in understanding our results of operations and financial condition and in anticipating future trends.
Results of Operations. This section provides an analysis of our unaudited results of operations for the three months ended September 30, 2025 and 2024.

Liquidity and Capital Resources. This section provides a discussion of our financial condition and liquidity, an analysis of our cash flows for the three months ended September 30, 2025 and 2024, as well as certain contractual obligations.
Seasonality of Our Business. This section discusses the seasonal performance of our business.
Recently Issued Accounting Pronouncements and Critical Accounting Estimates. This section discusses accounting pronouncements that have been adopted by the Company and recently issued accounting pronouncements not yet adopted by the Company. This section should be read together with our critical accounting estimates, which are discussed in the 2025 Form 10-K under “Management's Discussion and Analysis of Financial Condition and Results of Operations — Recently Issued Accounting Pronouncements and Critical Accounting Estimates — Critical Accounting Estimates” and in the notes to the Audited Consolidated and Combined Annual Financial Statements of the Company included therein.
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

Results of Operations
Comparison of the three months ended September 30, 2025 versus the three months ended September 30, 2024.

	Three Months Ended
	September 30,		Change
	2025	2024	Amount	Percentage
Revenues
Revenues from entertainment offerings	$131,310	$115,081	$16,229	14%
Food, beverage, and merchandise revenues	22,837	18,975	3,862	20%
Arena license fees and other leasing revenue(a)	4,115	4,658	(543)	(12)%
Total revenues	158,262	138,714	19,548	14%
Direct operating expenses
Entertainment offerings, arena license fees, and other leasing direct operating expenses(b)	(88,558)	(86,466)	(2,092)	(2)%
Food, beverage, and merchandise direct operating expenses	(13,812)	(11,243)	(2,569)	(23)%
Total direct operating expenses	(102,370)	(97,709)	(4,661)	(5)%
Selling, general, and administrative expenses	(56,585)	(45,746)	(10,839)	(24)%
Depreciation and amortization	(14,074)	(13,781)	(293)	(2)%
Impairment of long-lived assets	(13,782)	—	(13,782)	NM
Restructuring (charges) credits	(1,190)	40	(1,230)	NM
Operating loss	(29,739)	(18,482)	(11,257)	(61)%
Interest income	520	372	148	40%
Interest expense	(11,028)	(14,043)	3,015	21%
Other expense, net	(172)	(769)	597	78%
Loss from operations before income taxes	(40,419)	(32,922)	(7,497)	(23)%
Income tax benefit	18,765	13,601	5,164	38%
Net loss	$(21,654)	$(19,321)	$(2,333)	(12)%
______________________________________________________
(a) Arena license fees and other leasing revenue are recognized on a straight-line basis and are comprised of a contractual cash component plus or minus a non-cash component for each period presented. Arena license fees include operating lease revenue of (i) $879 and $854 collected in cash for the three months ended September 30, 2025 and 2024, respectively, and (ii) a non-cash portion of $445 and $470 for the three months ended September 30, 2025 and 2024, respectively.
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
Revenues
Revenues for the three months ended September 30, 2025 increased $19,548 as compared to the prior year period.
Revenues from Entertainment Offerings
For the three months ended September 30, 2025, the increase in revenues from entertainment offerings of $16,229 was primarily due to (i) higher revenues from concerts of $8,263 due to an increase in the number of concerts at the Company’s theaters, an increase in the number of concerts at The Garden and higher per-event revenues, and (ii) higher revenues from other live entertainment and sporting events (excluding the Knicks and Rangers) of $6,806, primarily due to an increase in the number of events at The Garden.
Food, Beverage, and Merchandise Revenues
For the three months ended September 30, 2025, the increase in food, beverage, and merchandise revenues was primarily due to higher food and beverage sales at concerts of $2,460, and higher food and beverage sales at other live entertainment and sporting events (excluding the Knicks and Rangers) of $1,382.
The increase in food and beverage sales at concerts was due to higher per-event revenue and an increase in the number of events held at the Company’s venues, both as compared to the prior year quarter.

The increase in food and beverage sales at other live entertainment and sporting events was primarily due to an increase in the number of events held at The Garden as compared to the prior year quarter.
Arena License Fees and Other Leasing Revenue
For the three months ended September 30, 2025, the decrease in revenues was due to lower related party sublease income for corporate office space.
Direct operating expenses
Direct operating expenses for the three months ended September 30, 2025 increased $4,661 as compared to the prior year period.
Direct Operating Expenses Associated with Entertainment Offerings, Arena License Fees and Other Leasing
For the three months ended September 30, 2025, the increase in direct operating expenses associated with entertainment offerings, arena license fees, and other leasing primarily reflects (i) higher direct operating expenses from other live entertainment and sporting events (excluding the Knicks and Rangers) of $4,835, primarily due to an increase in the number of events at The Garden as compared to the prior year period, partially offset by (ii) the decrease in venue operating costs of $1,287, primarily due to lower repairs and maintenance expenses and lower employee compensation and benefits, and (iii) lower direct operating expenses from concerts of $1,230, primarily due to lower per-event expenses as a result of a shift in the mix of events at The Garden from promoted events to rentals, partially offset by an increase in the number of events at the Company’s venues.
Direct Operating Expenses Associated with Food, Beverage, and Merchandise
For the three months ended September 30, 2025, the increase in food, beverage and merchandise direct operating expenses was primarily driven by the related increase in food and beverage sales at concerts held at the Company’s venues and the related increase in food and beverage sales from other live entertainment and sporting events (excluding the Knicks and Rangers).
Selling, general, and administrative expenses
For the three months ended September 30, 2025, selling, general, and administrative expenses increased $10,839 as compared to the prior year period primarily due to an increase in employee compensation and benefits.
Depreciation and amortization
For the three months ended September 30, 2025, depreciation and amortization increased $293 as compared to the prior year period primarily due to fixed asset additions made during Fiscal Year 2025 and the first quarter of Fiscal Year 2026.
Impairment of long-lived assets
For the three months ended September 30, 2025, impairment of long-lived assets increased $13,782 as compared to the prior year period, primarily due to impairment losses recognized on the Company’s right-of-use lease assets in its New York corporate office in the first quarter of Fiscal Year 2026.
Restructuring charges
For the three months ended September 30, 2025, restructuring charges increased $1,230 as compared to the prior year period, which reflects termination benefits provided in the first quarter of Fiscal Year 2026 due to a workforce reduction.
Operating loss
For the three months ended September 30, 2025, operating loss increased by $11,257 as compared to the prior year period, primarily due to an increase in impairment of long-lived assets, including right-of-use asset and related lease costs, selling, general, and administrative expenses, and direct operating expenses, partially offset by an increase in revenues.
Interest income
For the three months ended September 30, 2025, interest income increased $148 as compared to the prior year period, primarily due to higher average balances in the Company’s cash, cash equivalents and restricted cash for the quarter.

Interest expense
For the three months ended September 30, 2025, interest expense decreased $3,015 as compared to the prior year period primarily due to lower average borrowing rates under the National Properties Facilities (as defined below under Liquidity and Capital Resources).
Other expense, net
For the three months ended September 30, 2025, other expense, net decreased $597 as compared to the prior year period primarily due to (i) lower net periodic benefit costs associated with the Company’s funded and unfunded and qualified and non-qualified defined benefit plans, and (ii) an increase in unrealized gains associated with the Company’s Executive Deferred Compensation Plan.
Income tax benefit
In general, the Company is required to use an estimated annual effective tax rate to measure the tax benefit or tax expense recognized in an interim period. The estimated annual effective tax rate is revised on a quarterly basis.
Income tax benefit for the three months ended September 30, 2025 of $18,765 reflects an effective tax rate of 46%. The estimated annual effective tax rate exceeds the statutory federal tax rate of 21% primarily due to state and local taxes and excess tax deficiencies related to share-based compensation, partially offset by nondeductible officers’ compensation.
Income tax benefit for the three months ended September 30, 2024 of $13,601 reflects an effective tax rate of 41%. The estimated annual effective tax rate exceeds the statutory federal tax rate of 21% primarily due to state taxes and excess tax deficiencies related to share-based compensation.
Adjusted operating income (“AOI”)
The Company evaluates its performance based on several factors, of which the key financial measure is adjusted operating income, a non-GAAP financial measure. We define adjusted operating income as operating loss excluding:
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
The Company excludes impairments of long-lived assets, including right-of-use lease assets and related lease costs, as these expenses do not represent core business operating results of the Company. The Company believes that the exclusion of share-based compensation expense or benefit allows investors to better track the performance of the Company’s business without regard to the settlement of an obligation that is not expected to be made in cash. The Company eliminates merger, spin-off, and acquisition-related transaction costs, when applicable, because the Company does not consider such costs to be indicative of the ongoing operating performance of the Company as they result from an event that is of a non-recurring nature, thereby enhancing comparability. In addition, management believes that the exclusion of gains and losses related to the remeasurement of liabilities under the executive deferred compensation plan, provides investors with a clearer picture of the Company’s operating performance given that, in accordance with GAAP, gains and losses related to the remeasurement of liabilities under the executive deferred compensation plan are recognized in Operating loss whereas gains and losses related to the remeasurement of the assets under the executive deferred compensation plan, which are equal to and therefore fully offset the gains and losses related to the remeasurement of liabilities, are recognized in Other expense, net, which is not reflected in Operating loss.

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
AOI should be viewed as a supplement to and not a substitute for operating loss, net loss, cash flows from operating activities, and other measures of performance and/or liquidity presented in accordance with GAAP. Since AOI is not a measure of performance calculated in accordance with GAAP, this measure may not be comparable to similar measures with similar titles used by other companies. The Company has presented the components that reconcile operating loss, the most directly comparable GAAP financial measure, to AOI.
The following is a reconciliation of operating loss to adjusted operating income for the three months ended September 30, 2025 as compared to the prior year period:

	Three Months Ended
	September 30,		Change
	2025	2024	Amount	Percentage
Operating loss	$(29,739)	$(18,482)	$(11,257)	(61)%
Depreciation and amortization	14,074	13,781	293	2%
Impairment of long-lived assets	13,782	—	13,782	NM
Share-based compensation	7,293	6,262	1,031	16%
Restructuring charges (credits)	1,190	(40)	1,230	NM
Amortization for capitalized cloud computing arrangement costs	175	168	7	4%
Remeasurement of deferred compensation plan liabilities	306	220	86	39%
Adjusted operating income	$7,081	$1,909	$5,172	NM
________________________________________________________
NM — Absolute percentages greater than 200% and comparisons from positive to negative values or to zero values are considered not meaningful.
Liquidity and Capital Resources
Sources and Uses of Liquidity
Our primary sources of liquidity are cash and cash equivalents, cash flows from the operations of our businesses and available borrowing capacity under the National Properties Revolving Credit Facility (as defined below). Our principal uses of cash include working capital-related items (including funding our operations), capital spending, debt service, investments and related loans and advances that we may fund from time to time. We may also use cash to continue to repurchase shares of our Class A Common Stock pursuant to the share repurchase program authorized by our Board of Directors on March 29, 2023, of which there was $44,796 remaining as of September 30, 2025. Our decisions as to the use of our available liquidity will be based upon the ongoing review of the funding needs of the business, the optimal allocation of cash resources, and the timing of cash flow generation. To the extent that we desire to access alternative sources of funding through the capital and credit markets, market conditions could adversely impact our ability to do so at that time.
We regularly monitor and assess our ability to meet our net funding and investing requirements. As of September 30, 2025, the Company’s unrestricted cash and cash equivalents balance was $29,950. The principal balance of the Company’s total debt outstanding as of September 30, 2025 was $621,758 and the Company had $112,573 of available borrowing capacity under the National Properties Revolving Credit Facility. We believe we have sufficient liquidity from cash and cash equivalents, available borrowing capacity under the National Properties Revolving Credit Facility and cash flows from operations to fund our operations and satisfy any obligations for the foreseeable future.
Financing Agreements
See Note 8. Credit Facilities, to the financial statements included in “— Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for discussions of the Company’s debt obligations and financing agreements.

National Properties Facilities
General. On June 27, 2025, MSG National Properties, MSG Entertainment Holdings and certain subsidiaries of MSG National Properties entered into Amendment No. 4 (“Amendment No. 4”) to the credit agreement dated June 30, 2022 (as amended, supplemented and otherwise modified prior to June 27, 2025, the “Prior National Properties Credit Agreement” and, as amended by Amendment No. 4, the “National Properties Credit Agreement”) with JP Morgan Chase Bank, N.A., as administrative agent, and the lenders and letter of credit issuers party thereto, pursuant to which, among other things, (i) the term loan facility under the Prior National Properties Credit Agreement (the “Prior National Properties Term Loan Facility”) was refinanced in its entirety with a five-year $609,375 senior secured term loan facility (the “National Properties Term Loan Facility”) and (ii) the revolving credit facility under the Prior National Properties Credit Agreement (the “Prior National Properties Revolving Credit Facility” and, together with the Prior National Properties Term Loan Facility, the “Prior National Properties Facilities”) was refinanced in its entirety with a five-year, $150,000 revolving credit facility (the “National Properties Revolving Credit Facility” and, together with the National Properties Term Loan Facility, the “National Properties Facilities”). Up to $25,000 of the National Properties Revolving Credit Facility is available for the issuance of letters of credit. As of September 30, 2025, outstanding letters of credit were $17,427 and the remaining balance available under the National Properties Revolving Credit Facility was $112,573. During October 2025, the Company paid $20,000 to fully settle the outstanding borrowings under the National Properties Revolving Credit Facility.
Interest Rates. Borrowings under the National Properties Facilities bear interest at a floating rate, which at the option of MSG National Properties may be either (a) Term SOFR plus an applicable margin ranging from 1.75% to 2.50% per annum, determined based on the total leverage ratio of MSG National Properties and its restricted subsidiaries, or (b) a base rate plus an applicable margin ranging from 0.75% to 1.50% per annum, determined based on the total leverage ratio of MSG National Properties and its restricted subsidiaries. The National Properties Credit Agreement requires MSG National Properties to pay a commitment fee ranging from 0.20% to 0.30% in respect of the daily unused commitments under the National Properties Revolving Credit Facility. MSG National Properties is also required to pay customary letter of credit fees, as well as fronting fees, to banks that issue letters of credit pursuant to the National Properties Credit Agreement. As of September 30, 2025, the interest rates on the National Properties Term Loan Facility and the National Properties Revolving Credit Facility were 6.41% and 6.39%, respectively.
Principal Repayments. Subject to customary notice and minimum amount conditions, the Company may voluntarily repay outstanding loans under the National Properties Facilities or terminate commitments under the National Properties Revolving Credit Facility, at any time, in whole or in part, subject only to customary breakage costs in the case of prepayment of Term SOFR loans. The National Properties Facilities will mature on June 27, 2030. The principal obligations under the National Properties Term Loan Facility are to be repaid in quarterly installments beginning with the fiscal quarter ended September 30, 2025, in an aggregate amount equal to 5.00% per annum (1.25% per quarter) with the balance due at the maturity of the facility. The principal obligations under the National Properties Revolving Credit Facility are due at the maturity of the facility. Under certain circumstances, MSG National Properties is required to make mandatory prepayments on loans outstanding, including prepayments in an amount equal to the net cash proceeds of certain sales of assets or casualty insurance and/or condemnation recoveries (subject to certain reinvestment, repair or replacement rights), subject to certain exceptions.
Covenants. The National Properties Credit Agreement includes financial covenants requiring MSG National Properties and its restricted subsidiaries to maintain a specified minimum debt service coverage ratio and specified maximum total leverage ratio. The debt service coverage ratio covenant is set at a ratio of 2.50:1. The leverage ratio covenant is tested based on the ratio of MSG National Properties and its restricted subsidiaries’ consolidated total indebtedness to adjusted operating income, with a maximum ratio of 3.50:1. As of September 30, 2025, MSG National Properties and its restricted subsidiaries were in compliance with the covenants of the National Properties Credit Agreement.
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
Contractual Obligations
During the three months ended September 30, 2025, the Company did not have any material changes in its non-cancelable contractual obligations (other than activities in the ordinary course of business). See Note 5. Property and Equipment, Net and Note 7. Commitments and Contingencies, to the financial statements included in “— Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for further details on the Company’s contractual obligations.
Cash Flow Discussion
As of September 30, 2025, cash, cash equivalents and restricted cash totaled $30,471, as compared to $43,538 as of June 30, 2025. The following table summarizes the Company’s cash flow activities for the three months ended September 30, 2025 and 2024:

	Three Months Ended
	September 30,
	2025	2024
Net cash provided by (used in) operating activities	$19,808	$(27,359)
Net cash used in investing activities	(6,798)	(6,690)
Net cash (used in) provided by financing activities	(26,077)	38,107
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(13,067)	$4,058
Operating Activities
Net cash provided by operating activities for the three months ended September 30, 2025 increased by $47,167 as compared to the prior year period, primarily due to higher net income adjusted for non-cash items of $7,118, and an increase in cash flows from changes in working capital of $40,049. The increase in cash flows from changes in working capital was primarily driven by (i) a smaller net cash outflow for accrued and other current and non-current liabilities settled, primarily as a result of lower employee related costs, and their associated payroll tax costs, and (ii) net cash inflows from related party receivables and payables, due to the timing and settlement of the underlying related party transactions. These increases were partially offset by (iii) an increase in payments for prepaid expenses and other current and non-current assets, primarily related to contractual revenue sharing expenses related to suite licenses paid to MSG Sports, and (iv) a decrease in accounts payable, due to the timing of payments to vendors, in each case as compared to the three months ended September 30, 2024.
Investing Activities
Net cash used in investing activities for the three months ended September 30, 2025 increased by $108 to $6,798 as compared to the prior year period primarily due to (i) the absence of proceeds received from the sale of investments, and (ii) a slight reduction in capital expenditures, both as compared to the prior year period.
Financing Activities
Net cash used in financing activities for the three months ended September 30, 2025 increased by $64,184 to $26,077 as compared to the prior year period primarily due to (i) an increase in stock repurchases, (ii) a decrease in proceeds received from the National Properties Revolving Credit Facility, and (iii) incremental principal repayments under the National Properties Revolving Facilities.
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
Critical Accounting Estimates
There have been no material changes to the Company’s critical accounting estimates from those set forth in the 2025 Form 10-K.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There were no material changes to the disclosures regarding market risks in connection with our pension and postretirement plans. See Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of the 2025 Form 10-K.
Potential Interest Rate Risk Exposure
The Company, through its subsidiary, MSG National Properties, is subject to potential interest rate risk exposure related to borrowings incurred under its credit facilities. Changes in interest rates may increase interest expense payments with respect to any borrowings incurred under these credit facilities. The effect of a hypothetical 200 basis point increase in floating interest rate prevailing as of September 30, 2025 and continuing for a full year would increase the Company’s interest expense on the outstanding amounts under the credit facilities by $12,435.
Item 4. Controls and Procedures
Our management, with the participation of our Executive Chairman and Chief Executive Officer and our Executive Vice President and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, our Executive Chairman and Chief Executive Officer and our Executive Vice President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2025.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
The Company is a defendant in various lawsuits. Although the outcome of these lawsuits cannot be predicted with certainty (including the extent of available insurance, if any), management does not believe that resolution of these lawsuits will have a material adverse effect on the Company.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On March 29, 2023, the Company’s Board of Directors authorized a share repurchase program to repurchase up to $250 million of the Company’s Class A Common Stock (the “Stock Repurchase Program”). Pursuant to the Stock Repurchase Program, shares of Class A Common Stock may be purchased from time to time in open market or private transactions, block trades or such other manner as the Company may determine in accordance with applicable insider trading and other securities laws and regulations. The timing and amount of purchases will depend on market conditions and other factors. For the three months ended September 30, 2025, the Company repurchased 623,271 shares of Class A Common Stock for approximately $25 million. As of September 30, 2025, the Company had approximately $45 million remaining available for repurchases under the Stock Repurchase Program.
The following table provides information with respect to the Company’s purchases of its Class A Common Stock during the quarter ended September 30, 2025:

Period	Total Number of Shares Purchased	Average Price Paid per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Fair Value of Shares that May Yet Be Purchased Under the Program
July 2025	—	$—	—	$69,796,313
August 2025	327,417	39.01	327,417	57,023,285
September 2025	295,854	41.33	295,854	44,796,352
	623,271	$40.11	623,271	$44,796,352
_________________
(a)    The average price paid per share excludes excise tax.
Item 6. Exhibits

(a) Index to Exhibits

EXHIBIT NO.	DESCRIPTION
10.1	Form of Madison Square Garden Entertainment Corp. Restricted Stock Units Agreement. †
10.2	Form of Madison Square Garden Entertainment Corp. Performance Restricted Stock Units Agreement. †
10.3	Form of Madison Square Garden Entertainment Corp. Option Agreement. †
10.4	Form of Madison Square Garden Entertainment Corp. Performance Option Agreement. †
31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification by the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101
The following materials from the Madison Square Garden Entertainment Corp. Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of operations, (iii) condensed consolidated statements of comprehensive loss, (iv) condensed consolidated statements of cash flows, (v) condensed consolidated statements of deficit, and (vi) notes to condensed consolidated financial statements.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025 formatted in Inline XBRL and contained in Exhibit 101.
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

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 6th day of November 2025.

Madison Square Garden Entertainment Corp.

By:	/s/ DAVID J. COLLINS
	Name:	David J. Collins
	Title:	Executive Vice President and Chief Financial Officer