Form 10-Q
period 2025-12-31
Madison Square Garden Entertainment Corp.
filed 2026-02-06
CIK 1952073

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
FORM 10-Q
________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2025
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Number of shares of common stock outstanding as of January 31, 2026:

Class A Common Stock par value $0.01 per share	—	40,406,345
Class B Common Stock par value $0.01 per share	—	6,866,754

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)

    MADISON SQUARE GARDEN ENTERTAINMENT CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except per share data)

	As of
	December 31,	June 30,
	2025	2025
ASSETS
Current Assets:
Cash, cash equivalents, and restricted cash	$157,577	$43,538
Accounts receivable, net	120,872	66,781
Related party receivables, current	38,535	22,487
Prepaid expenses and other current assets	103,163	104,326
Total current assets	420,147	237,132
Non-Current Assets:
Property and equipment, net	607,188	621,075
Right-of-use lease assets	458,257	484,544
Goodwill	69,041	69,041
Indefinite-lived intangible assets	63,801	63,801
Deferred tax assets, net	42,666	54,072
Other non-current assets	162,285	140,177
Total assets	$1,823,385	$1,669,842
LIABILITIES AND EQUITY (DEFICIT)
Current Liabilities:
Accounts payable, accrued and other current liabilities	$227,943	$184,360
Related party payables, current	68,858	23,830
Long-term debt, current	30,469	30,469
Operating lease liabilities, current	41,213	35,100
Deferred revenue	250,009	228,642
Total current liabilities	618,492	502,401
Non-Current Liabilities:
Long-term debt, net of deferred financing costs	554,571	568,780
Operating lease liabilities, non-current	569,241	566,484
Other non-current liabilities	45,068	45,477
Total liabilities	1,787,372	1,683,142
Commitments and contingencies (see Note 6)
Equity (deficit):
Class A Common Stock (a)	465	461
Class B Common Stock (b)	69	69
Additional paid-in-capital	47,705	44,843
Treasury stock at cost (6,106 and 5,483 shares as of December 31, 2025 and June 30, 2025, respectively)	(205,204)	(180,204)
Retained earnings	224,095	153,034
Accumulated other comprehensive loss	(31,117)	(31,503)
Total equity (deficit)	36,013	(13,300)
Total liabilities and equity (deficit)	$1,823,385	$1,669,842
_________________
(a)    Class A Common Stock, $0.01 par value per share, 120,000 shares authorized; 46,513 and 46,076 shares issued as of December 31, 2025 and June 30, 2025, respectively.
(b)    Class B Common Stock, $0.01 par value per share, 30,000 shares authorized; 6,867 shares issued as of December 31, 2025 and June 30, 2025.
See accompanying notes to the unaudited condensed consolidated financial statements.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2025	2024	2025	2024
Revenues:
Revenues from entertainment offerings	$360,453	$318,276	$491,763	$433,357
Food, beverage, and merchandise revenues	64,324	59,321	87,161	78,296
Arena license fees and other leasing revenue	35,163	29,820	39,278	34,478
Total revenues (a)	459,940	407,417	618,202	546,131
Direct operating expenses:
Entertainment offerings, arena license fees, and other leasing direct operating expenses	(176,062)	(164,294)	(264,620)	(250,760)
Food, beverage, and merchandise direct operating expenses	(36,594)	(32,780)	(50,406)	(44,023)
Total direct operating expenses (a)	(212,656)	(197,074)	(315,026)	(294,783)
Selling, general, and administrative expenses (a)	(68,359)	(57,189)	(124,944)	(102,935)
Depreciation and amortization	(13,984)	(14,183)	(28,058)	(27,964)
Impairment of long-lived assets	—	—	(13,782)	—
Restructuring (charges) credits	(1,126)	30	(2,316)	70
Operating income	163,815	139,001	134,076	120,519
Interest income	813	365	1,333	737
Interest expense	(10,423)	(12,955)	(21,451)	(26,998)
Other expense, net	(673)	(1,045)	(845)	(1,814)
Income from operations before income taxes	153,532	125,366	113,113	92,444
Income tax expense	(60,817)	(49,473)	(42,052)	(35,872)
Net income	$92,715	$75,893	$71,061	$56,572

Earnings per share:
Basic	$1.96	$1.57	$1.50	$1.17
Diluted	$1.94	$1.56	$1.49	$1.17

Weighted-average number of shares of common stock:
Basic	47,413	48,336	47,447	48,276
Diluted	47,842	48,611	47,629	48,543
_________________
(a)    See Note 9. Related Party Transactions for further information on related party arrangements.

See accompanying notes to the unaudited condensed consolidated financial statements.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in thousands)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2025	2024	2025	2024
Net income	$92,715	$75,893	$71,061	$56,572
Other comprehensive income, net of income taxes:
Pension plans and other postretirement plans adjustments	295	543	590	1,084
Income tax expense related to items of other comprehensive income	(102)	(187)	(204)	(372)
Other comprehensive income, net of income taxes	193	356	386	712
Comprehensive income	$92,908	$76,249	$71,447	$57,284

See accompanying notes to the unaudited condensed consolidated financial statements.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Six Months Ended
	December 31,
	2025	2024
OPERATING ACTIVITIES:
Net income	$71,061	$56,572
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,058	27,964
Impairment of long-lived assets	13,782	—
Share-based compensation expense	17,330	15,584
Amortization of deferred financing costs	1,025	1,703
Deferred income tax expense	11,421	25,026
Other non-cash adjustments	176	768
Change in assets and liabilities:
Accounts receivable, net	(54,363)	(16,898)
Related party receivables and payables, net	28,980	4,459
Prepaid expenses and other current and non-current assets	(20,173)	(13,114)
Accounts payable	15,478	532
Accrued and other current, and non-current liabilities	29,546	(56,921)
Deferred revenue	20,498	8,708
Operating lease right-of-use assets and lease liabilities	21,375	31,116
Net cash provided by operating activities	$184,194	$85,499
INVESTING ACTIVITIES:
Capital expenditures	$(14,282)	$(15,192)
Other investing activities	(1,008)	(1,090)
Net cash used in investing activities	$(15,290)	$(16,282)
FINANCING ACTIVITIES:
Proceeds from revolving credit facilities	$35,000	$55,000
Principal repayments on long-term debt	(50,234)	(63,125)
Repurchases of Class A common stock	(25,000)	(25,000)
Taxes paid in lieu of shares issued for equity-based compensation	(14,843)	(14,375)
Other financing activities	212	(53)
Net cash used in financing activities	$(54,865)	$(47,553)
Net increase in cash, cash equivalents, and restricted cash	114,039	21,664
Cash, cash equivalents, and restricted cash, beginning of period	43,538	33,555
Cash, cash equivalents, and restricted cash, end of period	$157,577	$55,219
Non-cash investing and financing activities:
Capital expenditures incurred but not yet paid or paid by landlord	$265	$22,159
Non-cash financing activities	$—	$(148)

See accompanying notes to the unaudited condensed consolidated financial statements.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT) (UNAUDITED)
(in thousands)

	Common Stock	Additional Paid-in Capital		Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity (Deficit)
Balance as of September 30, 2025	$534	$38,802		$(205,204)	$131,380	$(31,310)	$(65,798)
Net income	—	—		—	92,715	—	92,715
Other comprehensive income	—	—		—	—	193	193
Share-based compensation	—	10,037		—	—	—	10,037
Tax withholding associated with shares issued for share-based compensation	—	(1,513)		—	—	—	(1,513)
Stock options exercised	—	379		—	—	—	379
Balance as of December 31, 2025	$534	$47,705		$(205,204)	$224,095	$(31,117)	$36,013

Balance as of September 30, 2024	529	26,909		(140,512)	96,282	(31,906)	$(48,698)
Net income	—	—		—	75,893	—	75,893
Other comprehensive income	—	—		—	—	356	356
Share-based compensation	—	9,322		—	—	—	9,322
Tax withholding associated with shares issued for share-based compensation	—	(1,545)		—	—	—	(1,545)
Repurchases of Class A common stock, inclusive of tax	—	—		(25,000)	—	—	(25,000)
Balance as of December 31, 2024	$529	$34,686		$(165,512)	$172,175	$(31,550)	$10,328

Balance as of June 30, 2025	$530	$44,843	$	$(180,204)	$153,034	$(31,503)	$(13,300)
Net income	—	—		—	71,061	—	71,061
Other comprehensive income	—	—		—	—	386	386
Share-based compensation	—	17,330		—	—	—	17,330
Tax withholding associated with shares issued for share-based compensation	4	(14,847)		—	—	—	(14,843)
Stock options exercised	—	379		—	—	—	379
Repurchases of Class A common stock, inclusive of tax	—	—		(25,000)	—	—	(25,000)
Balance as of December 31, 2025	$534	$47,705		$(205,204)	$224,095	$(31,117)	$36,013

Balance as of June 30, 2024	525	33,481		(140,512)	115,603	(32,262)	$(23,165)
Net income	—	—		—	56,572	—	56,572
Other comprehensive income	—	—		—	—	712	712
Share-based compensation	—	15,584		—	—	—	15,584
Tax withholding associated with shares issued for share-based compensation	4	(14,379)		—	—	—	(14,375)
Repurchases of Class A common stock, inclusive of tax	—	—		(25,000)	—	—	(25,000)
Balance as of December 31, 2024	$529	$34,686		$(165,512)	$172,175	$(31,550)	$10,328

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
The Company’s portfolio of venues includes: Madison Square Garden (“The Garden”), the Infosys Theater at Madison Square Garden, Radio City Music Hall, the Beacon Theatre, and The Chicago Theatre. The Company also owns and produces the original production, the Christmas Spectacular Starring the Radio City Rockettes (the “Christmas Spectacular”). In addition, the Company has an entertainment and sports bookings business, which showcases a broad array of compelling concerts, family shows and special events, as well as a diverse mix of sporting events, for millions of guests annually.
The Company conducts a significant portion of its operations at venues that it either owns or operates under long-term leases. The Company owns The Garden, the Infosys Theater at Madison Square Garden and The Chicago Theatre, and leases Radio City Music Hall and the Beacon Theatre.
All of the Company’s revenues and assets are attributed to or located in the United States and are primarily concentrated in the New York City metropolitan area.
Basis of Presentation
The Company reports on a fiscal year basis ending on June 30th (“Fiscal Year”). In these unaudited condensed consolidated financial statements, the fiscal years ending or ended on June 30, 2026, and 2025, respectively, are referred to as “Fiscal Year 2026,” and “Fiscal Year 2025,” respectively.
The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and Article 10 of Regulation S-X of the Securities and Exchange Commission (the “SEC”), and should be read in conjunction with the Company’s audited consolidated and combined financial statements and notes thereto as of June 30, 2025 and 2024 and for the years ended June 30, 2025, 2024 and 2023 (the “Audited Consolidated and Combined Annual Financial Statements”) included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2025 filed with the SEC on August 13, 2025.
In the opinion of the Company, the accompanying condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of December 31, 2025 and its results of operations for the three and six months ended December 31, 2025 and 2024 and cash flows for the six months ended December 31, 2025 and 2024. The condensed consolidated balance sheet as of June 30, 2025 was derived from the Audited Consolidated and Combined Annual Financial Statements but does not contain all of the footnote disclosures from the Audited Consolidated and Combined Annual Financial Statements.
The results of operations for the periods presented are not necessarily indicative of the results that might be expected for future interim periods or for the full fiscal year. As a result of the production of the Christmas Spectacular and arena license fees in connection with the use of The Garden by the New York Knicks (the “Knicks”) of the National Basketball Association and the New York Rangers (the “Rangers”) of the National Hockey League, the Company generally earns a disproportionate share of its annual revenues in the second and third quarters of its fiscal year.
Reclassifications
For purposes of comparability, certain prior period amounts in the condensed consolidated statements of cash flows have been reclassified to conform to the current year presentation in accordance with GAAP.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)
Note 2. Summary of Significant Accounting Policies
A. Principles of Consolidation
All intercompany transactions and balances within the Company’s consolidated businesses have been eliminated.
B. Use of Estimates
The preparation of the accompanying condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenues and expenses. Such estimates include the provision for credit losses, valuation of goodwill, intangible assets, other long-lived assets, deferred tax assets, pension and other postretirement benefit obligations and the related net periodic benefit cost, and other liabilities. In addition, estimates are used in revenue recognition, depreciation and amortization, litigation matters and other matters. Management believes its use of estimates in the condensed consolidated financial statements to be reasonable.
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
Arrangements with Multiple Performance Obligations
The Company enters into arrangements with multiple performance obligations, such as multi-year sponsorship agreements, which may derive revenues for the Company, as well as Sphere Entertainment Co. (together with its subsidiaries, as applicable, “Sphere Entertainment”) and MSG Sports within a single arrangement. The Company also derives revenue from similar types of arrangements which are entered into by Sphere Entertainment and MSG Sports. Payment terms for such arrangements can vary by contract, but payments are generally due in installments throughout the contractual term. The performance obligations included in each sponsorship agreement vary and may include advertising and other benefits such as, but not limited to, signage at The Garden and the Company’s other venues, digital advertising, event or property-specific advertising, as well as non-advertising benefits such as suite licenses and event tickets. Further, these arrangements may require the Company to purchase the customers’ goods or services. To the extent the Company’s multi-year arrangements provide for performance obligations that are consistent over the multi-year contractual term, such performance obligations generally meet the definition of a series as provided for under the accounting guidance. If performance obligations are concluded to meet the definition of a series, the contractual fees for all years during the contract term are aggregated and the related revenue is recognized proportionately as the underlying performance obligation is satisfied.
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
Contract Balances
Amounts collected in advance of the Company’s satisfaction of its contractual performance obligations are recorded as a contract liability within Deferred revenue, and are recognized as the Company satisfies the related performance obligations. Amounts collected in advance of events for which the Company is not the promoter or co-promoter do not represent contract liabilities and are reported in Accounts payable, accrued and other current liabilities on the accompanying condensed consolidated balance sheets. Amounts recognized as revenue for which the Company has a right to consideration for goods or services transferred to customers and for which the Company does not have an unconditional right to bill as of the reporting date are recorded as contract assets. Contract assets are transferred to accounts receivable once the Company’s right to consideration becomes unconditional.
Production Costs for the Company’s Original Productions
The Company defers certain costs of productions such as creative design, scenery, wardrobes, rehearsal and other related costs for the Company’s proprietary shows, reported in Prepaid expenses and other current assets and Other non-current assets. Deferred production costs are amortized on a straight-line basis over the course of a production’s performance period using the expected life of a show’s assets and are recorded as a component of Entertainment offerings, arena license fees, and other leasing direct operating expenses on the Company’s condensed consolidated statements of operations. Deferred production costs are subject to recoverability assessments whenever there is an indication of potential impairment.
Revenue Sharing Expenses
Revenue sharing expenses are determined based on contractual agreements between the Company and MSG Sports, primarily related to suite licenses, certain internal signage and in-venue food and beverage sales and are recorded as a component of Entertainment offerings, arena license fees, and other leasing direct operating expenses on the Company’s condensed consolidated statements of operations.
D. Recently Issued Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, a final standard on improvements to income tax disclosures which applies to all entities subject to income taxes. The standard requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The standard is intended to benefit investors by providing more detailed income tax disclosures that would be helpful to understand an entity’s exposure to potential changes in jurisdictional tax legislation and the ensuing risks and opportunities, assess income tax information that affects cash flow forecasts and capital allocation decisions, and identify potential opportunities to increase future cash flows. This standard will be effective for the Company for the Fiscal Year 2026 annual reporting period and will be applied prospectively. The impact upon adoption will be on the Company’s income tax disclosures only, with no impact to the Company’s consolidated financial statements.
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive
Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, as amended by ASU 2025-01, which was issued in January 2025, requiring disclosure, in the notes to financial statements, of specified information about certain costs and expenses at each interim and annual reporting period. This standard will be effective for the Company for annual periods beginning with the Company’s fiscal year ending 2028, and interim reporting periods beginning with the Company’s fiscal year ending 2029. Early adoption of ASU 2024-03 is permitted. This amended ASU may be applied either prospectively to

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)
financial statements issued for reporting periods after the effective date or retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the impact of adopting this standard on the Company’s consolidated financial statements.
In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326):Measurement of Credit Losses for Accounts Receivable and Contract Assets. This ASU provides all entities with a practical expedient that allows for the assumption that current conditions as of the balance sheet date do not change for the remaining life of the asset when estimating credit losses for such assets. This standard will be effective for the Company in the first quarter of the Company’s fiscal year ending 2027, and early adoption is permitted. The Company is currently evaluating the potential impact of applying the allowable practical expedient on its estimates of credit losses for accounts receivable and contract assets.
In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40):
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
In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. This ASU provides clarifications intended to improve the consistency and usability of interim disclosure requirements, including a comprehensive listing of required interim disclosures and a new disclosure principle for reporting material events occurring after the most recent annual period. The amendments do not change the underlying objectives of interim reporting but are designed to enhance clarity in application. This standard will be effective for the Company in the first quarter of the Company’s fiscal year ending 2029, and early adoption is permitted. The Company is currently evaluating the impact of adopting this standard on the Company’s consolidated financial statements.
Note 3. Revenue Recognition
All revenue recognized in the condensed consolidated statements of operations is considered to be revenue from contracts with customers in accordance with FASB Accounting Standards Codification (“ASC”) Topic 606, Revenue From Contracts with Customers, except for revenues from the Arena License Agreements and, leases and subleases that are accounted for in accordance with ASC Topic 842, Leases. The Company’s revenues by category are outlined in Note 2. Summary of Significant Accounting Policies. As of December 31, 2025 and June 30, 2025, the Company did not have any material provisions for credit losses on receivables or contract assets arising from contracts with customers.
Disaggregation of Revenue
The following table disaggregates the Company’s revenues by revenue category for the three and six months ended December 31, 2025 and 2024. The footnotes to the table provide additional disclosure with respect to the timing of transfer of goods or services to the customer for each category.

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2025	2024	2025	2024
Ticketing and venue license fee revenues (a)	$263,517	$230,974	$349,365	$301,180
Sponsorship and signage, suite license, and advertising commission revenues (b)	94,989	85,692	138,897	128,582
Other (c)	1,947	1,610	3,501	3,595
Total revenues from entertainment offerings	360,453	318,276	491,763	433,357
Food, beverage, and merchandise revenues (d)	64,324	59,321	87,161	78,296
Total revenues from contracts with customers	424,777	377,597	578,924	511,653
Arena license fees and other leasing revenue	35,163	29,820	39,278	34,478
Total revenues	$459,940	$407,417	$618,202	$546,131
_________________
(a)    Amounts include ticket sales, including single night suite rentals and other ticket-related revenue, and venue license fees from the Company’s events such as (i) concerts, (ii) the presentation of the Christmas Spectacular and (iii) other live entertainment and sporting events. Ticketing and venue license fee revenues are generally recognized at a point in time.
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
Contract Balances
The following table provides information about contract balances from the Company’s contracts with customers as of December 31, 2025 and June 30, 2025:

	As of
	December 31, 2025	June 30, 2025
Receivables from contracts with customers, net (a)	$122,385	$69,513
Contract assets, current (b)	$7,946	$7,648
Deferred revenue, including non-current portion (c)	$256,541	$236,043
    ________________
(a)    Receivables from contracts with customers, net, which are reported in Accounts receivable, net and Related party receivables, current in the Company’s accompanying condensed consolidated balance sheets, represent the Company’s unconditional rights to consideration under its contracts with customers. As of December 31, 2025 and June 30, 2025, the Company’s receivables from contracts with customers above included $3,636 and $3,649, respectively, related to various related parties. See Note 9. Related Party Transactions for further details on related party arrangements.
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
(c)    Deferred revenue primarily relates to the Company’s receipt of consideration from customers in advance of the Company’s transfer of goods or services to the customers. Deferred revenue is reduced and the related revenue is recognized once the underlying goods or services are transferred to a customer. Revenue recognized for the three and six months ended December 31, 2025 relating to the Deferred revenue balance as of June 30, 2025 was $83,353 and $182,357, respectively.
Transaction Price Allocated to the Remaining Performance Obligations
As of December 31, 2025, the Company’s remaining performance obligations under contracts were $623,782, of which 46% is expected to be recognized through June 30, 2027, and an additional 54% of the balance is expected to be recognized thereafter. This primarily relates to performance obligations under sponsorship and suite license agreements that have original expected durations longer than one year and for which the consideration is not variable. In developing the estimated revenue, the Company applies the allowable practical expedient and does not disclose information about remaining performance obligations that have original expected durations of one year or less.
Note 4. Investments
As of December 31, 2025, the Company held an investment in Townsquare Media, Inc. (“Townsquare”), a media, entertainment and digital marketing solutions company that is listed on the New York Stock Exchange under the symbol “TSQ,” as well as other equity investments in trust under the Company’s Executive Deferred Compensation Plan. Refer to Note 13. Pension Plans and Other Postretirement Benefit Plans included in the Company’s Audited Consolidated and Combined Annual Financial Statements, for further details regarding the plan.
The fair value of the Company’s equity investments with readily determinable fair values is determined based on quoted market prices in active markets, which are classified within Level I of the fair value hierarchy.
The carrying value of the Company’s investments, which is reported in Other non-current assets in the accompanying condensed consolidated balance sheets as of December 31, 2025 and June 30, 2025, is as follows:

	As of
	December 31, 2025	June 30, 2025
Equity investments with readily determinable fair values:
Townsquare Class A common stock	$651	$1,002
Other equity investments with readily determinable fair values held in trust under the Company’s Executive Deferred Compensation Plan	6,423	5,238
Equity investments without readily determinable fair values	909	848
Total investments	$7,983	$7,088

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)
The following table summarizes the realized and unrealized (loss) gain on equity investments with readily determinable fair values, which is reported in Other expense, net in the accompanying condensed consolidated statements of operations for the three and six months ended December 31, 2025 and 2024:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2025	2024	2025	2024
Unrealized loss — Townsquare	$(200)	$(136)	$(351)	$(237)
Unrealized gain (loss) — Executive Deferred Compensation Plan	141	(26)	447	194
Realized gain from shares sold — Townsquare	—	—	—	5
Total realized and unrealized (loss) gain	$(59)	$(162)	$96	$(38)
Supplemental information on realized gain:
Shares of common stock sold — Townsquare	—	—	—	5
Cash proceeds from common stock sold — Townsquare	$—	$—	$—	$55
Note 5. Goodwill and Intangible Assets
As of December 31, 2025 and June 30, 2025, the carrying amount of Goodwill was $69,041. The Company has one reportable segment and one reporting unit.
The Company’s Indefinite-lived intangible assets as of December 31, 2025 and June 30, 2025 were as follows:

	As of
	December 31, 2025	June 30, 2025
Trademarks	$61,881	$61,881
Photographic related rights	1,920	1,920
Total Indefinite-lived intangible assets	$63,801	$63,801
During the first quarter of Fiscal Year 2026, the Company performed its annual impairment test of Goodwill and Indefinite-lived intangible assets and determined that there were no impairments identified as of the impairment test date.
Note 6. Commitments and Contingencies
Commitments
See Note 11. Commitments and Contingencies, included in the Company’s Audited Consolidated and Combined Annual Financial Statements, for details on the Company’s commitments.
For the six months ended December 31, 2025, the Company did not have any material changes in its non-cancelable contractual obligations (other than activities in the ordinary course of business). See Note 7. Credit Facilities for details of the principal repayments required under the Company’s credit facilities.
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

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)
Note 7. Credit Facilities
The following table summarizes the presentation of the outstanding balances under the Company’s credit facilities as of December 31, 2025 and June 30, 2025:

	As of
	December 31, 2025	June 30, 2025
Current Portion
National Properties Term Loan Facility	$30,469	$30,469
Current portion of long-term debt	$30,469	$30,469

	As of
	December 31, 2025			June 30, 2025
	Principal	Unamortized Deferred Financing Costs	Net	Principal	Unamortized Deferred Financing Costs	Net
Non-current Portion
National Properties Term Loan Facility	$563,672	$(9,101)	$554,571	$578,906	$(10,126)	$568,780
Long-term debt, net of deferred financing costs	$563,672	$(9,101)	$554,571	$578,906	$(10,126)	$568,780
National Properties Facilities
General. On June 27, 2025, MSG National Properties, LLC (“MSG National Properties”), MSG Entertainment Holdings, LLC (“MSG Entertainment Holdings”) and certain subsidiaries of MSG National Properties entered into Amendment No. 4 (“Amendment No. 4”) to the credit agreement dated June 30, 2022 (as amended, supplemented and otherwise modified prior to June 27, 2025, the “Prior National Properties Credit Agreement” and, as amended by Amendment No. 4, the “National Properties Credit Agreement”) with JP Morgan Chase Bank, N.A., as administrative agent, and the lenders and letter of credit issuers party thereto, pursuant to which, among other things, (i) the term loan facility under the Prior National Properties Credit Agreement (the “Prior National Properties Term Loan Facility”) was refinanced in its entirety with a five-year, $609,375 senior secured term loan facility (the “National Properties Term Loan Facility”) and (ii) the revolving credit facility under the Prior National Properties Credit Agreement (the “Prior National Properties Revolving Credit Facility” and, together with the Prior National Properties Term Loan Facility, the “Prior National Properties Facilities”) was refinanced in its entirety with a five-year, $150,000 revolving credit facility (the “National Properties Revolving Credit Facility” and, together with the National Properties Term Loan Facility, the “National Properties Facilities”). Up to $25,000 of the National Properties Revolving Credit Facility is available for the issuance of letters of credit. In October 2025, the Company paid $20,000 to fully repay the outstanding borrowings under the National Properties Revolving Credit Facility. As of December 31, 2025, outstanding letters of credit were $17,427 and the remaining balance available under the National Properties Revolving Credit Facility was $132,573.
Proceeds. Proceeds of the National Properties Revolving Credit Facility may be used to fund working capital needs, for general corporate purposes of MSG National Properties and its subsidiaries and to make distributions to MSG Entertainment Holdings.
Interest Rates. Borrowings under the National Properties Facilities bear interest at a floating rate, which at the option of MSG National Properties may be either (a) Term Secured Overnight Financing Rate (“SOFR”) plus an applicable margin ranging from 1.75% to 2.50% per annum, determined based on the total leverage ratio of MSG National Properties and its restricted subsidiaries, or (b) a base rate plus an applicable margin ranging from 0.75% to 1.50% per annum, determined based on the total leverage ratio of MSG National Properties and its restricted subsidiaries. The National Properties Credit Agreement requires MSG National Properties to pay a commitment fee ranging from 0.20% to 0.30% in respect of the daily unused commitments under the National Properties Revolving Credit Facility. MSG National Properties is also required to pay customary letter of credit fees, as well as fronting fees, to banks that issue letters of credit pursuant to the National Properties Credit Agreement. The interest rate on the National Properties Term Loan Facility as of December 31, 2025 was 5.97%.
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
Covenants. The National Properties Credit Agreement includes financial covenants requiring MSG National Properties and its restricted subsidiaries to maintain a specified minimum debt service coverage ratio and specified maximum total leverage ratio. The debt service coverage ratio covenant is set at a ratio of 2.50:1. The leverage ratio covenant is tested based on the ratio of MSG National Properties and its restricted subsidiaries’ consolidated total indebtedness to adjusted operating income, with a maximum ratio of 3.50:1. As of December 31, 2025, MSG National Properties and its restricted subsidiaries were in compliance with the covenants of the National Properties Credit Agreement.
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
Interest payments and loan principal repayments made by the Company under the National Properties Facilities were as follows:

	Interest Payments		Loan Principal Repayments
	Six Months Ended		Six Months Ended
	December 31,		December 31,
	2025	2024	2025	2024
National Properties Facilities	$20,722	$25,423	$50,234	$63,125
The carrying value and fair value of the Company’s debt reported in the accompanying condensed consolidated balance sheets were as follows:

	As of
	December 31, 2025		June 30, 2025
	Carrying Value (a)	Fair Value	Carrying Value (a)	Fair Value
National Properties Facilities	$594,141	$585,228	$609,375	$600,234
________________
(a)    The total carrying value of the Company’s debt as of December 31, 2025 and June 30, 2025 is equal to the current and non-current principal payments for the Company’s credit agreements excluding unamortized deferred financing costs of $9,101 and $10,126, respectively.
The Company’s long-term debt is classified within Level II of the fair value hierarchy as it is valued using quoted indices of similar instruments for which the inputs are readily observable.
Note 8. Share-based Compensation
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

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)
Share-based compensation expense for the Company’s restricted stock units (“RSUs”) and performance stock units (“PSUs”) are recognized in the condensed consolidated statements of operations as a component of direct operating expenses or selling, general, and administrative expenses. The following table summarizes the Company’s share-based compensation expense:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2025	2024	2025	2024
Share-based compensation expense	$10,037	$9,322	$17,330	$15,584
Fair value of awards vested (a)	$5,872	$6,876	$36,471	$35,898
________________
(a)     To fulfill required statutory tax withholding obligations for the applicable income and other employment taxes, RSUs and PSUs with an aggregate value of $1,513 and $14,882 and $1,561 and $14,369, respectively, were retained by the Company for the three and six months ended December 31, 2025 and 2024, respectively.
The following table presents a reconciliation of weighted-average shares used in the calculations of basic and diluted earnings per share attributable to the Company’s stockholders:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2025	2024	2025	2024
Weighted-average shares (denominator):
Weighted-average shares for basic EPS	47,413	48,336	47,447	48,276
Dilutive effect of shares issuable under share-based compensation plans	429	275	182	267
Weighted-average shares for diluted EPS	47,842	48,611	47,629	48,543
Weighted-average anti-dilutive shares	109	855	300	728

As of December 31, 2025, there was $51,141 of unrecognized compensation cost related to unvested RSUs and PSUs held by the Company’s direct employees. The cost is expected to be recognized over a weighted-average period of approximately 2.2 years.

Award Activity
The following table summarizes activity related to MSG Entertainment’s RSUs and PSUs held by the Company, MSG Sports, and Sphere Entertainment’s employees:

	Six Months Ended
	December 31,
	2025		2024
	RSUs	PSUs	RSUs	PSUs
Granted	500	414	481	386
Vested	455	355	509	391
Note 9. Related Party Transactions
As of December 31, 2025, certain members of the Dolan family, including certain trusts for the benefit of members of the Dolan family (collectively, the “Dolan Family Group”), for purposes of Section 13(d) of the Securities Exchange Act of 1934, as amended, collectively beneficially owned 100% of the Company’s outstanding Class B Common Stock, $0.01 par value per share (“Class B Common Stock”) and approximately 4.1% of the Company’s outstanding Class A Common Stock (inclusive of options exercisable within 60 days of December 31, 2025). Such shares of Class A Common Stock and Class B Common Stock, collectively, represent approximately 64.3% of the aggregate voting power of the Company’s outstanding common stock. Members of the Dolan Family Group are also the controlling stockholders of Sphere Entertainment, MSG Sports, and AMC Networks Inc.
See Note 16. Related Party Transactions, included in the Company’s Audited Consolidated and Combined Annual Financial Statements for a description of the Company’s current related party arrangements. There have been no material changes in such related party arrangements as of December 31, 2025, except as described below.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)
The Company has arrangements with Sphere Entertainment pursuant to which the Company provides certain advertising sales and representation services to MSGN Holdings, L.P. (“MSG Networks”), a wholly owned subsidiary of Sphere Entertainment, in exchange for a commission and certain cost reimbursements.
Sphere Entertainment provides certain technology services related to Sphere Immersive Sound to certain of the Company’s venues. For the three and six months ended December 31, 2025, gross capital additions associated with these arrangements were approximately $800 and $2,200, respectively, and are reported in Property and equipment, net in the accompanying condensed consolidated balance sheets.
Revenues and Operating Expenses
The following table summarizes the composition and amounts of the transactions with the Company’s related parties. The significant components of these amounts are discussed below. These amounts are reflected in revenues and operating expenses in the accompanying condensed consolidated statements of operations for the three and six months ended December 31, 2025 and 2024:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2025	2024	2025	2024
Revenues	$43,915	$38,878	$51,398	$46,761
Operating credits (expenses):
Revenue sharing expenses(a)	(8,242)	(6,845)	$(9,786)	$(7,995)
Reimbursement under Arena License Agreements	12,825	8,678	13,381	8,751
Cost reimbursement from MSG Sports	10,202	8,293	20,957	16,680
Cost reimbursement from Sphere Entertainment	16,057	22,993	32,129	45,986
Other operating (expenses) credits, net	(844)	(2,547)	951	(1,430)
Total operating credits, net (b)	$29,998	$30,572	$57,632	$61,992
_________________
(a)    Amounts exclude revenue sharing expenses of $48,502 and $67,993 for the three and six months ended December 31, 2025 and $42,836 and $62,260 for the three and six months ended December 31, 2024, respectively, related to MSG Sports suites revenue sharing and are included in Direct operating expenses in the accompanying condensed consolidated statements of operations.
(b)    Of the total operating credits (expenses), net, $2,379 and $1,039 for the three and six months ended December 31, 2025 and $146 and $(1,148), for the three and six months ended December 31, 2024, respectively, are recognized in direct operating expenses in the accompanying condensed consolidated statements of operations, and $27,619 and $56,593 for the three and six months ended December 31, 2025 and $30,426 and $63,140 for the three and six months ended December 31, 2024, respectively, are recognized in selling, general, and administrative expenses in the accompanying condensed consolidated statements of operations.
Revenues
The Company recorded $30,278 and $31,602 of revenues under the Arena License Agreements for the three and six months ended December 31, 2025, respectively. In addition to the Arena License Agreements, the Company’s revenues from related parties primarily reflected amounts earned under sponsorship sales and service representation agreements of $6,738 and $9,130 for the three and six months ended December 31, 2025, respectively, and merchandise sharing revenues with MSG Sports of $3,289 and $3,574 for the three and six months ended December 31, 2025, respectively. The Company also earned sublease revenue from related parties of $2,604 and $5,248 for the three and six months ended December 31, 2025, respectively.
The Company recorded $26,961 and $28,285 of revenues under the Arena License Agreements for the three and six months ended December 31, 2024, respectively. In addition to the Arena License Agreements, the Company’s revenues from related parties primarily reflected amounts earned under sponsorship sales and service representation agreements of $5,914 and $8,665 for the three and six months ended December 31, 2024, respectively, and merchandise sharing revenues with MSG Sports of $2,724 and $2,971 for the three and six months ended December 31, 2024, respectively. The Company also earned sublease revenue from related parties of $3,079 and $6,640 for the three and six months ended December 31, 2024, respectively.
Note 10. Segment Information
The Company is managed on a consolidated basis through one operating and reportable segment, MSG Entertainment. MSG Entertainment includes the Company’s portfolio of venues: The Garden, the Infosys Theater at Madison Square Garden, Radio City Music Hall, the Beacon Theatre, and The Chicago Theatre. MSG Entertainment also includes the original production, the Christmas Spectacular, as well as the entertainment and sports bookings business, which features a variety of live entertainment and sports experiences. In making its segment determination, the Company takes into account the types of products and services offered as well

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)
as the type of discrete financial information that is available and regularly reviewed by its CODM. The Company’s CODM is the Company’s Executive Chairman and Chief Executive Officer.
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
The CODM regularly reviews consolidated net income as the measure of segment profit or loss to evaluate operating performance and make strategic decisions regarding the allocation of resources. The CODM is regularly provided with the consolidated expense categories presented in the condensed consolidated statements of operations. As a result, there are no other significant segment expense categories that would require disclosure. The CODM does not review segment assets at a different asset level or category than those disclosed in the condensed consolidated balance sheets.
Note 11. Additional Financial Information
The following table provides a summary of the amounts recorded as Cash, cash equivalents, and restricted cash:

	As of
	December 31, 2025	June 30, 2025
Cash and cash equivalents	$157,056	$43,017
Restricted cash	521	521
Total cash, cash equivalents, and restricted cash	$157,577	$43,538
The Company’s cash equivalents are classified within Level I of the fair value hierarchy as they are valued using observable inputs that reflect quoted prices for identical assets in active markets. The Company’s restricted cash includes cash deposited in escrow and operating accounts, primarily related to general liability insurance obligations.
Prepaid expenses and other current assets consisted of the following:

	As of
	December 31, 2025	June 30, 2025
Prepaid revenue sharing expense	$58,181	$61,997
Other prepaid expenses	28,663	26,987
Current contract assets (a)	7,946	7,648
Inventory (b)	3,773	3,751
Other	4,600	3,943
Total prepaid expenses and other current assets	$103,163	$104,326
_________________
(a) See Note 3. Revenue Recognition for more information on contract assets.
(b)    Inventory is primarily comprised of food and liquor for the venues.
Other non-current assets consisted of the following:

	As of
	December 31, 2025	June 30, 2025
Unbilled lease receivable (a)	$140,777	$125,527
Investments (b)	7,983	7,088
Deferred costs	10,732	5,683
Other	2,793	1,879
Total other non-current assets	$162,285	$140,177
_________________
(a)    Unbilled lease receivable relates to the amounts recorded under the Arena License Agreements.
(b)     See Note 4. Investments for more information on long-term investments.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)
Accounts payable, accrued and other current liabilities consisted of the following:

	As of
	December 31, 2025	June 30, 2025
Accounts payable	$27,580	$12,102
Accrued payroll and employee related liabilities	50,156	54,355
Cash due to promoters	65,971	76,455
Accrued expenses and other current liabilities	84,236	41,448
Total accounts payable, accrued and other current liabilities	$227,943	$184,360
Property and equipment, net
See Note 8. Property and Equipment, Net, included in the Company’s Audited Consolidated and Combined Annual Financial Statements for more information about the Company’s property and equipment, net. There have been no material changes to the Company’s property and equipment, net as of December 31, 2025.
Leases
In February 2025, the Company recognized a right-of-use lease asset of $116,963 and an additional lease obligation of $115,335 as the Company took possession of additional space in its New York corporate office. For the six months ended December 31, 2025, the Company recognized an impairment loss of $13,782 on the Company’s right-of-use lease assets in its New York corporate office which is reported in Impairment of long-lived assets in the accompanying condensed consolidated statements of operations.
Stock Repurchase Program
On March 29, 2023, the Company’s Board of Directors authorized a share repurchase program to repurchase up to $250,000 of the Company’s Class A Common Stock (the “Stock Repurchase Program”). Pursuant to the Stock Repurchase Program, shares of Class A Common Stock may be purchased from time to time in open market or private transactions, block trades or such other manner as the Company may determine in accordance with applicable insider trading and other securities laws and regulations. The timing and amount of purchases will depend on market conditions and other factors. For the three months ended December 31, 2025, the Company did not repurchase any shares of Class A Common Stock. For the six months ended December 31, 2025, the Company repurchased 623,271 shares of Class A Common Stock for $25,000. As of December 31, 2025, the Company had approximately $45,000 remaining available under its Stock Repurchase Program for repurchases.
Other expense, net
Other expense, net includes the following:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2025	2024	2025	2024
Net periodic benefit costs (excluding service costs)	$(639)	$(860)	$(1,278)	$(1,718)
Realized and unrealized (loss) gain on equity investments with readily determinable fair value	(59)	(162)	96	(38)
Other income (expense)	25	(23)	337	(58)
Total other expense, net	$(673)	$(1,045)	$(845)	$(1,814)
Income Taxes
During the six months ended December 31, 2025 and December 31, 2024, the Company made income tax payments of $26 and $480, respectively.
Income tax expense for the three and six months ended December 31, 2025 of $60,817 and $42,052, respectively, reflects an effective tax rate of 40% and 37%, respectively. The estimated annual effective tax rate exceeds the statutory federal tax rate of 21% primarily due to state and local taxes and nondeductible officers’ compensation, partially offset by excess tax benefit related to share-based compensation.

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
Note 12. Subsequent Events
In January 2026, the Company initiated a voluntary employee exit program designed to provide eligible employees with the option to separate from the Company in exchange for exit benefits. The Company expects to incur approximately $8,000 in severance related expenses for this program, the majority of which we expect will be recognized during the three months ending March 31, 2026.

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
Introduction
This MD&A is provided as a supplement to, and should be read in conjunction with, the Company’s unaudited condensed and consolidated financial statements and accompanying notes thereto included in this Quarterly Report on Form 10-Q, as well as the 2025 Form 10-K, to help provide an understanding of our financial condition, changes in financial condition and results of operations. Unless the context otherwise requires, all references to “we”, “us”, “our”, “MSG Entertainment”, or the “Company” refer collectively to Madison Square Garden Entertainment Corp., a holding company, and its direct and indirect subsidiaries through which substantially all of our operations are conducted.
The Company operates and reports financial information in one segment.
The Company reports on a fiscal year basis ending on June 30th (“Fiscal Year”). In this MD&A, the years ending and ended on June 30, 2026 and 2025, respectively, are referred to as “Fiscal Year 2026” and “Fiscal Year 2025,” respectively.
This MD&A is organized as follows:
Business Overview. This section provides a general description of our business, as well as other matters that we believe are important in understanding our results of operations and financial condition and in anticipating future trends.
Results of Operations. This section provides an analysis of our unaudited results of operations for the three and six months ended December 31, 2025 and 2024.

Liquidity and Capital Resources. This section provides a discussion of our financial condition and liquidity, an analysis of our cash flows for the six months ended December 31, 2025 and 2024, as well as certain contractual obligations.
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
We manage our business through one reportable segment. The Company’s portfolio of venues includes: The Garden, the Infosys Theater at Madison Square Garden, Radio City Music Hall, the Beacon Theatre, and The Chicago Theatre. The Company’s business includes the original production, the Christmas Spectacular. The Company also has an entertainment and sports bookings business, which showcases a broad array of compelling concerts, family shows and special events, as well as a diverse mix of sporting events, for millions of guests annually.
The Company conducts a significant portion of its operations at venues that it either owns or operates under long-term leases. The Company owns The Garden, the Infosys Theater at Madison Square Garden, and The Chicago Theatre, and leases Radio City Music Hall and the Beacon Theatre.
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

Results of Operations
Comparison of the three and six months ended December 31, 2025 versus the three and six months ended December 31, 2024.

	Three Months Ended
	December 31,		Change
	2025	2024	Amount	Percentage
Revenues
Revenues from entertainment offerings	$360,453	$318,276	$42,177	13%
Food, beverage, and merchandise revenues	64,324	59,321	5,003	8%
Arena license fees and other leasing revenue(a)	35,163	29,820	5,343	18%
Total revenues	459,940	407,417	52,523	13%
Direct operating expenses
Entertainment offerings, arena license fees, and other leasing direct operating expenses(b)	(176,062)	(164,294)	(11,768)	(7)%
Food, beverage, and merchandise direct operating expenses	(36,594)	(32,780)	(3,814)	(12)%
Total direct operating expenses	(212,656)	(197,074)	(15,582)	(8)%
Selling, general, and administrative expenses	(68,359)	(57,189)	(11,170)	(20)%
Depreciation and amortization	(13,984)	(14,183)	199	1%
Restructuring (charges) credits	(1,126)	30	(1,156)	NM
Operating income	163,815	139,001	24,814	18%
Interest income	813	365	448	123%
Interest expense	(10,423)	(12,955)	2,532	20%
Other expense, net	(673)	(1,045)	372	36%
Income from operations before income taxes	153,532	125,366	28,166	22%
Income tax expense	(60,817)	(49,473)	(11,344)	(23)%
Net income	$92,715	$75,893	$16,822	22%

	Six Months Ended
	December 31,		Change
	2025	2024	Amount	Percentage
Revenues
Revenues from entertainment offerings	$491,763	$433,357	$58,406	13%
Food, beverage, and merchandise revenues	87,161	78,296	8,865	11%
Arena license fees and other leasing revenue(a)	39,278	34,478	4,800	14%
Total revenues	618,202	546,131	72,071	13%
Direct operating expenses
Entertainment offerings, arena license fees, and other leasing direct operating expenses(b)	(264,620)	(250,760)	(13,860)	(6)%
Food, beverage, and merchandise direct operating expenses	(50,406)	(44,023)	(6,383)	(14)%
Total direct operating expenses	(315,026)	(294,783)	(20,243)	(7)%
Selling, general, and administrative expenses	(124,944)	(102,935)	(22,009)	(21)%
Depreciation and amortization	(28,058)	(27,964)	(94)	NM
Impairment of long-lived assets	(13,782)	—	(13,782)	NM
Restructuring (charges) credits	(2,316)	70	(2,386)	NM
Operating income	134,076	120,519	13,557	11%
Interest income	1,333	737	596	81%
Interest expense	(21,451)	(26,998)	5,547	21%
Other expense, net	(845)	(1,814)	969	53%
Income from operations before income taxes	113,113	92,444	20,669	22%
Income tax expense	(42,052)	(35,872)	(6,180)	(17)%
Net income	$71,061	$56,572	$14,489	26%
______________________________________________________
(a) Arena license fees and other leasing revenue are recognized on a straight-line basis and are comprised of a contractual cash component plus or minus a non-cash component for each period presented. Arena license fees include operating lease revenue of (i) $20,185 and $21,064 collected in cash for the three and six months ended December 31, 2025, respectively, and $17,447 and $18,301 collected in cash for the three and six months ended December 31, 2024, respectively, and (ii) a non-cash portion of $10,093 and $10,538 for the three and six months ended December 31, 2025, respectively, and $9,514 and $9,984 for the three and six months ended December 31, 2024, respectively.
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
Revenues
Revenues for the three and six months ended December 31, 2025 increased $52,523 and $72,071, respectively, as compared to the prior year periods.
Revenues from Entertainment Offerings
For the three months ended December 31, 2025, the increase in revenues from entertainment offerings of $42,177 was primarily due to (i) higher revenues from the presentation of the Christmas Spectacular production of $18,597, (ii) higher revenues from other live entertainment and sporting events (excluding the Knicks and Rangers) of $11,774, (iii) higher revenues subject to the sharing of economics with MSG Sports pursuant to the Arena License Agreements of $5,947, and (iv) higher revenues from venue-related sponsorship, signage, and suite license fees of $5,155, slightly offset by (v) lower revenues from concerts of $1,227, all as compared to the prior year period.
The increase in revenues of $18,597 from the presentation of the Christmas Spectacular production was primarily due to an increase in ticket-related revenue, which reflected 14 additional performances and higher per-show revenue, both as compared to the prior year period. The increase in per-show revenue was primarily due to a higher average ticket yield and, to a lesser extent, higher per-show attendance as compared to the prior year period. The Company had 215 Christmas Spectacular performances during this year’s holiday season, of which 199 took place in the three months ended December 31, 2025, as compared to 200 performances in the prior year’s holiday season, of which 185 took place in the three months ended December 31, 2024. For this year’s holiday season, over 1.2 million tickets were sold, as compared to approximately 1.1 million tickets sold in the prior year’s holiday season.

The increase in revenues of $11,774 from other live entertainment and sporting events (excluding the Knicks and Rangers) was primarily due to higher per-event revenue and, to a lesser extent, an increase in the number of events at The Garden.
The increase in revenues subject to the sharing of economics with MSG Sports pursuant to the Arena License Agreements of $5,947 was primarily due to higher suite license fee revenues (excluding the portion retained by the Company).
The increase in revenues of $5,155 from venue-related sponsorship, signage, and suite license fees was due to higher suite license fee revenues (excluding the portion shared with MSG Sports pursuant to the Arena License Agreements) and higher sponsorship and signage revenues.
The decrease in revenues of $1,227 from concerts was primarily due to a decrease in the number of events at The Garden, partially offset by higher per-concert revenue and an increase in the number of events at the Company’s theaters.
For the six months ended December 31, 2025, the increase in revenues from entertainment offerings of $58,406 was primarily due to (i) higher revenues from the presentation of the Christmas Spectacular production of $19,436, (ii) higher revenues from other live entertainment and sporting events (excluding the Knicks and Rangers) of $18,580, (iii) higher revenues from concerts of $7,036, (iv) higher revenues subject to the sharing of economics with MSG Sports pursuant to the Arena License Agreements of $6,269, and (v) higher revenues from venue-related sponsorship, signage, and suite license fees of $5,617, all as compared to the prior year period.
The increase in revenues of $18,580 from other live entertainment and sporting events (excluding the Knicks and Rangers) was primarily due to higher per-event revenue and an increase in the number of events at the Company’s venues.
The increase in revenues of $7,036 from concerts was primarily due to higher per-concert revenue and an increase in the number of events at the Company’s theaters, partially offset by a decrease in the number of events at The Garden.
Food, Beverage, and Merchandise Revenues
For the three months ended December 31, 2025, the increase in food, beverage, and merchandise revenues of $5,003 was primarily due to (i) higher food and beverage sales of $3,254 at Knicks and Rangers games, (ii) higher food, beverage and merchandise sales of $2,694 related to the Christmas Spectacular production and (iii) higher food and beverage sales at other live entertainment and sporting events (excluding the Knicks and Rangers) of $2,342, partially offset by (iv) lower food and beverage sales of $3,294 at concerts at the Company’s venues, all as compared to the prior year period.
The increase in food and beverage sales of $3,254 at Knicks and Rangers games was due to the impact of a combined four more Knicks and Rangers games played at The Garden and, higher per-game revenue.
The increase in food, beverage and merchandise sales of $2,694 related to the Christmas Spectacular production was due to higher per-show revenue and, to a lesser extent, 14 additional performances.
The increase in food, beverage and merchandise sales of $2,342 from other live entertainment and sporting events (excluding the Knicks and Rangers) was primarily due to an increase in the number of events at The Garden and, to a lesser extent, higher per-event revenue.
The decrease in food, beverage and merchandise sales of $3,294 from concerts was primarily due to a decrease in the number of events at The Garden.
For the six months ended December 31, 2025, the increase in food, beverage, and merchandise revenues of $8,865 was primarily due to (i) higher food and beverage sales at other live entertainment and sporting events (excluding the Knicks and Rangers) of $3,724, (ii) higher food and beverage sales of $3,304 at Knicks and Rangers games, and (iii) and higher food, beverage and merchandise sales of $2,638 related to the Christmas Spectacular production, partially offset by (iv) lower food and beverage sales of $833 at concerts at the Company’s venues, all as compared to the prior year period.
The increase in food and beverage sales at other live entertainment and sporting events (excluding the Knicks and Rangers) of $3,724 was primarily due to an increase in the number of events held at the Company’s venues and higher per-event revenue.
The decrease in food, beverage and merchandise sales of $833 from concerts was primarily due to a decrease in the number of events at The Garden, partially offset by an increase in the number of events at the Company’s theaters.

Arena License Fees and Other Leasing Revenue
For the three and six months ended December 31, 2025, the increase in arena license fees and other leasing revenue of $5,343, and $4,800, respectively, was due to higher arena license fees from MSG Sports pursuant to the Arena License Agreements due to a combined four more Knicks and Rangers games played at The Garden in the current year periods, and an increase in other sublease revenue.
For the three and six months ended December 31, 2025, the Knicks and Rangers played a combined 39 and 41 pre/regular season games at The Garden, respectively, as compared to 35 and 37 combined pre/regular season games, respectively, in the prior year periods.
Direct operating expenses
Direct operating expenses for the three and six months ended December 31, 2025 increased $15,582 and $20,243, respectively, as compared to the prior year periods.
Direct Operating Expenses Associated with Entertainment Offerings, Arena License Fees and Other Leasing
For the three months ended December 31, 2025, the increase in direct operating expenses associated with entertainment offerings, arena license fees, and other leasing of $11,768 primarily reflects (i) higher direct operating expenses subject to the sharing of economics with MSG Sports pursuant to the Arena License Agreements of $5,263, primarily due to expenses incurred as a result of the increase in suite license fee revenues, (ii) higher direct operating expenses related to the Christmas Spectacular production of $5,039 incurred as a result of 14 additional shows and higher per-show expenses, and (iii) higher direct operating expenses from other live entertainment and sporting events (excluding the Knicks and Rangers) of $3,030, primarily due to an increase in the number of events at The Garden and, to a lesser extent, higher per-event expenses, partially offset by (iv) lower direct operating expenses from concerts of $1,407, primarily due to a decrease in the number of concerts at The Garden, partially offset by higher per-concert expenses and an increase in the number of concerts at the Company’s theaters, all as compared to the prior year period.
For the six months ended December 31, 2025, the increase in direct operating expenses associated with entertainment offerings, arena license fees, and other leasing of $13,860 primarily reflects (i) higher direct operating expenses from other live entertainment and sporting events (excluding the Knicks and Rangers) of $7,865, primarily due to an increase in the number of events at the Company’s venues and higher-per event expenses, (ii) higher direct operating expenses subject to the sharing of economics with MSG Sports pursuant to the Arena License Agreements of $5,554, primarily due to expenses incurred as a result of the increase in suite license revenues, and (iii) higher direct operating expenses related to the Christmas Spectacular production of $4,811, primarily due to 14 additional shows, partially offset by (iv) lower direct operating expenses from concerts of $2,637, primarily due to a decrease in the number of events at The Garden and lower per-event expenses, partially offset by an increase in the number of events at the Company’s theaters, and (v) a decrease in venue operating costs of $1,961, all as compared to the prior year period.
Direct Operating Expenses Associated with Food, Beverage, and Merchandise
For the three months ended December 31, 2025, the increase in food, beverage and merchandise direct operating expenses of $3,814 primarily reflects higher food, beverage and merchandise costs related to Knicks and Rangers games at The Garden, the Christmas Spectacular production, and other live entertainment and sporting events (excluding the Knicks and Rangers), partially offset by lower food and beverage costs related to concerts, all as compared to the prior year period.
For the six months ended December 31, 2025, the increase in food, beverage and merchandise direct operating expenses of $6,383 primarily reflects higher food, beverage and merchandise costs related to Knicks and Rangers games at The Garden, other live entertainment and sporting events (excluding the Knicks and Rangers), and the Christmas Spectacular production, all as compared to the prior year period.
Selling, general, and administrative expenses
For the three and six months ended December 31, 2025, selling, general, and administrative expenses increased $11,170 and $22,009, respectively, as compared to the prior year periods, primarily due to an increase in employee compensation and benefits, including $3,970 in executive management transition costs in the current year periods as compared to $4,544 of executive management transition costs in the prior year periods.

Impairment of long-lived assets
For the six months ended December 31, 2025, impairment of long-lived assets increased $13,782, as compared to the prior year period, primarily due to impairment losses recognized on the Company’s right-of-use lease assets in its New York corporate office.
Restructuring charges
For the three and six months ended December 31, 2025, restructuring charges increased $1,156 and $2,386, respectively, as compared to the prior year periods, which reflects termination benefits provided due to a workforce reduction.
Operating income
For the three and six months ended December 31, 2025, operating income increased by $24,814 and $13,557, respectively. The increase in operating income for the three months ended December 31, 2025 was primarily due to an increase in revenues, partially offset by an increase in direct operating expenses and selling, general and administrative expenses. The increase in operating income for the six months ended December 31, 2025 was primarily due to an increase in revenues, partially offset by an increase in direct operating expenses, selling, general and administrative expenses and impairment of long-lived assets.
Interest income
For the three and six months ended December 31, 2025, interest income increased $448 and $596, respectively, as compared to the prior year periods, primarily due to higher average balances in the Company’s cash, cash equivalents and restricted cash.
Interest expense
For the three and six months ended December 31, 2025, interest expense decreased $2,532 and $5,547, respectively, as compared to the prior year periods primarily due to lower average borrowing rates under the National Properties Facilities (as defined below under Liquidity and Capital Resources).
Other expense, net
For the three and six months ended December 31, 2025, other expense, net decreased $372 and $969, respectively, as compared to the prior year periods primarily due to (i) lower net periodic benefit costs associated with the Company’s funded and unfunded and qualified and non-qualified defined benefit plans, and (ii) an increase in unrealized gains associated with the Company’s Executive Deferred Compensation Plan.
Income tax expense
In general, the Company is required to use an estimated annual effective tax rate to measure the tax benefit or tax expense recognized in an interim period. The estimated annual effective tax rate is revised on a quarterly basis.
See Note 11. Additional Financial Information to the financial statements included in “— Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for discussions of the Company’s income tax expense.
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
The Company excludes impairments of long-lived assets, including right-of-use lease assets and related lease costs, as these expenses do not represent core business operating results of the Company. The Company believes that the exclusion of share-based compensation expense or benefit allows investors to better track the performance of the Company’s business without regard to the settlement of an obligation that is not expected to be made in cash. The Company eliminates merger, spin-off, and acquisition-related transaction costs, when applicable, because the Company does not consider such costs to be indicative of the ongoing operating performance of the Company as they result from an event that is of a non-recurring nature, thereby enhancing comparability. In addition, management believes that the exclusion of gains and losses related to the remeasurement of liabilities under the Executive Deferred Compensation Plan, provides investors with a clearer picture of the Company’s operating performance given that, in accordance with GAAP, gains and losses related to the remeasurement of liabilities under the Executive Deferred Compensation Plan are recognized in operating income whereas gains and losses related to the remeasurement of the assets under the Executive Deferred Compensation Plan, which are equal to and therefore fully offset the gains and losses related to the remeasurement of liabilities, are recognized in other expense, net, which is not reflected in operating income.
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
The following is a reconciliation of operating income to adjusted operating income for the three and six months ended December 31, 2025 as compared to the prior year periods:

	Three Months Ended
	December 31,		Change
	2025	2024	Amount	Percentage
Operating income	$163,815	$139,001	$24,814	18%
Depreciation and amortization	13,984	14,183	(199)	(1)%
Impairment of long-lived assets and related lease costs	1,296	—	1,296	NM
Share-based compensation	10,037	9,322	715	8%
Restructuring charges (credits)	1,126	(30)	1,156	NM
Merger, spin-off, and acquisition-related costs	—	1,361	(1,361)	NM
Amortization for capitalized cloud computing arrangement costs	31	201	(170)	(85)%
Remeasurement of deferred compensation plan liabilities	141	(26)	167	NM
Adjusted operating income	$190,430	$164,012	$26,418	16%

	Six Months Ended
	December 31,		Change
	2025	2024	Amount	Percentage
Operating income	$134,076	$120,519	$13,557	11%
Depreciation and amortization	28,058	27,964	94	NM
Impairment of long-lived assets and related lease costs	15,078	—	15,078	NM
Share-based compensation	17,330	15,584	1,746	11%
Restructuring charges (credits)	2,316	(70)	2,386	NM
Merger, spin-off, and acquisition-related costs	—	1,361	(1,361)	NM
Amortization for capitalized cloud computing arrangement costs	206	369	(163)	(44)%
Remeasurement of deferred compensation plan liabilities	447	194	253	130%
Adjusted operating income	$197,511	$165,921	$31,590	19%
________________________________________________________
NM — Absolute percentages greater than 200% and comparisons from positive to negative values or to zero values are considered not meaningful.

Liquidity and Capital Resources
Sources and Uses of Liquidity
Our primary sources of liquidity are cash and cash equivalents, cash flows from the operations of our businesses and available borrowing capacity under the National Properties Revolving Credit Facility (as defined below). Our principal uses of cash include working capital-related items (including funding our operations), capital spending, debt service, investments and related loans and advances that we may fund from time to time. We may also use cash to continue to repurchase shares of our Class A Common Stock pursuant to the share repurchase program authorized by our Board of Directors on March 29, 2023, of which there was $44,796 remaining as of December 31, 2025. Our decisions as to the use of our available liquidity will be based upon the ongoing review of the funding needs of the business, the optimal allocation of cash resources, and the timing of cash flow generation. To the extent that we desire to access alternative sources of funding through the capital and credit markets, market conditions could adversely impact our ability to do so at that time.
We regularly monitor and assess our ability to meet our net funding and investing requirements. As of December 31, 2025, the Company’s unrestricted cash and cash equivalents balance was $157,056. The principal balance of the Company’s total debt outstanding as of December 31, 2025 was $594,141 and the Company had $132,573 of available borrowing capacity under the National Properties Revolving Credit Facility. We believe we have sufficient liquidity from cash and cash equivalents, available borrowing capacity under the National Properties Revolving Credit Facility and cash flows from operations to fund our operations and satisfy any obligations for the foreseeable future.
National Properties Facilities
General. On June 27, 2025, MSG National Properties, LLC (“MSG National Properties”), MSG Entertainment Holdings, LLC (“MSG Entertainment Holdings”) and certain subsidiaries of MSG National Properties entered into Amendment No. 4 (“Amendment No. 4”) to the credit agreement dated June 30, 2022 (as amended, supplemented and otherwise modified prior to June 27, 2025, the “Prior National Properties Credit Agreement” and, as amended by Amendment No. 4, the “National Properties Credit Agreement”) with JP Morgan Chase Bank, N.A., as administrative agent, and the lenders and letter of credit issuers party thereto, pursuant to which, among other things, (i) the term loan facility under the Prior National Properties Credit Agreement (the “Prior National Properties Term Loan Facility”) was refinanced in its entirety with a five-year $609,375 senior secured term loan facility (the “National Properties Term Loan Facility”) and (ii) the revolving credit facility under the Prior National Properties Credit Agreement (the “Prior National Properties Revolving Credit Facility” and, together with the Prior National Properties Term Loan Facility, the “Prior National Properties Facilities”) was refinanced in its entirety with a five-year, $150,000 revolving credit facility (the “National Properties Revolving Credit Facility” and, together with the National Properties Term Loan Facility, the “National Properties Facilities”). Up to $25,000 of the National Properties Revolving Credit Facility is available for the issuance of letters of credit. In October 2025, the Company paid $20,000 to fully repay the outstanding borrowings under the National Properties Revolving Credit Facility. As of December 31, 2025, outstanding letters of credit were $17,427 and the remaining balance available under the National Properties Revolving Credit Facility was $132,573.
Proceeds. Proceeds of the National Properties Revolving Credit Facility may be used to fund working capital needs, for general corporate purposes of MSG National Properties and its subsidiaries and to make distributions to MSG Entertainment Holdings.
Interest Rates. Borrowings under the National Properties Facilities bear interest at a floating rate, which at the option of MSG National Properties may be either (a) Term Secured Overnight Financing Rate (“SOFR”) plus an applicable margin ranging from 1.75% to 2.50% per annum, determined based on the total leverage ratio of MSG National Properties and its restricted subsidiaries, or (b) a base rate plus an applicable margin ranging from 0.75% to 1.50% per annum, determined based on the total leverage ratio of MSG National Properties and its restricted subsidiaries. The National Properties Credit Agreement requires MSG National Properties to pay a commitment fee ranging from 0.20% to 0.30% in respect of the daily unused commitments under the National Properties Revolving Credit Facility. MSG National Properties is also required to pay customary letter of credit fees, as well as fronting fees, to banks that issue letters of credit pursuant to the National Properties Credit Agreement. The interest rate on the National Properties Term Loan Facility as of December 31, 2025 was 5.97%.
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
Covenants. The National Properties Credit Agreement includes financial covenants requiring MSG National Properties and its restricted subsidiaries to maintain a specified minimum debt service coverage ratio and specified maximum total leverage ratio. The debt service coverage ratio covenant is set at a ratio of 2.50:1. The leverage ratio covenant is tested based on the ratio of MSG National Properties and its restricted subsidiaries’ consolidated total indebtedness to adjusted operating income, with a maximum ratio of 3.50:1. As of December 31, 2025, MSG National Properties and its restricted subsidiaries were in compliance with the covenants of the National Properties Credit Agreement.
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
Contractual Obligations
The Company did not have any material changes in its contractual obligations since the end of Fiscal Year 2025 other than activities in the ordinary course of business. See Note 6. Commitments and Contingencies, to the financial statements included in “— Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for further details on the Company’s contractual obligations.
Cash Flow Discussion
As of December 31, 2025, cash, cash equivalents and restricted cash totaled $157,577, as compared to $43,538 as of June 30, 2025. The following table summarizes the Company’s cash flow activities for the six months ended December 31, 2025 and 2024:

	Six Months Ended
	December 31,
	2025	2024
Net cash provided by operating activities	$184,194	$85,499
Net cash used in investing activities	(15,290)	(16,282)
Net cash used in financing activities	(54,865)	(47,553)
Net increase in cash, cash equivalents, and restricted cash	$114,039	$21,664
Operating Activities
Net cash provided by operating activities for the six months ended December 31, 2025 increased by $98,695 as compared to the prior year period, primarily due to higher net income adjusted for non-cash items of $15,236, and an increase in cash flows from changes in working capital of $83,459. The increase in cash flows from changes in working capital was mainly driven by (i) a smaller net cash outflow for accrued and other current and non-current liabilities, primarily due to lower employee-related costs and associated payroll taxes, and lower payments to promoters due to the timing of event settlements, (ii) a smaller net cash outflow from related party receivables and payables, net, due to the timing and settlement of the underlying related party transactions, primarily with MSG Sports, and (iii) a smaller net cash outflow from accounts payable, primarily due to the timing of event settlements. These increases were partially offset by (iv) a smaller net cash inflow from accounts receivable, due to the timing of cash collections from sponsors and event settlements, in each case as compared to the six months ended December 31, 2024.
Investing Activities
Net cash used in investing activities for the six months ended December 31, 2025 decreased by $992 to $15,290 as compared to the prior year period primarily due to a reduction in capital expenditures, as compared to the prior year period.
Financing Activities
Net cash used in financing activities for the six months ended December 31, 2025 increased by $7,312 to $54,865 as compared to the prior year period primarily due to (i) a decrease in proceeds received from the National Properties Revolving Credit Facility, partially offset by (ii) lower principal repayments under the National Properties Revolving Facilities.
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
Potential Interest Rate Risk Exposure
The Company, through its subsidiary, MSG National Properties, is subject to potential interest rate risk exposure related to borrowings incurred under its credit facilities. Changes in interest rates may increase interest expense payments with respect to any borrowings incurred under these credit facilities. The effect of a hypothetical 200 basis point increase in floating interest rate prevailing as of December 31, 2025 and continuing for a full year would increase the Company’s interest expense on the outstanding amounts under the credit facilities by $11,883.
Item 4. Controls and Procedures
Our management, with the participation of our Executive Chairman and Chief Executive Officer and our Executive Vice President and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, our Executive Chairman and Chief Executive Officer and our Executive Vice President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2025.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
The Company is a defendant in various lawsuits. Although the outcome of these lawsuits cannot be predicted with certainty (including the extent of available insurance, if any), management does not believe that resolution of these lawsuits will have a material adverse effect on the Company.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On March 29, 2023, the Company’s Board of Directors authorized a share repurchase program to repurchase up to $250 million of the Company’s Class A Common Stock (the “Stock Repurchase Program”). Pursuant to the Stock Repurchase Program, shares of Class A Common Stock may be purchased from time to time in open market or private transactions, block trades or such other manner as the Company may determine in accordance with applicable insider trading and other securities laws and regulations. The timing and amount of purchases will depend on market conditions and other factors. For the three months ended December 31, 2025, the Company did not repurchase any shares of Class A Common Stock, and for the six months ended December 31, 2025, the Company repurchased 623,271 shares of Class A Common Stock for approximately $25 million. As of December 31, 2025, the Company had approximately $45 million remaining available for repurchases under the Stock Repurchase Program.
Item 6. Exhibits

(a) Index to Exhibits

EXHIBIT NO.	DESCRIPTION
10.1
Employment Agreement, dated as of November 19, 2025, between Madison Square Garden Entertainment Corp. and Alexander Shvartsman (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 21, 2025). †

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
101
The following materials from the Madison Square Garden Entertainment Corp. Quarterly Report on Form 10-Q for the quarter ended December 31, 2025, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of operations, (iii) condensed consolidated statements of comprehensive income, (iv) condensed consolidated statements of cash flows, (v) condensed consolidated statements of equity (deficit), and (vi) notes to condensed consolidated financial statements.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2025 formatted in Inline XBRL and contained in Exhibit 101.
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

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 6th day of February 2026.

Madison Square Garden Entertainment Corp.

By:	/s/ DAVID J. COLLINS
	Name:	David J. Collins
	Title:	Executive Vice President and Chief Financial Officer