Form 10-Q
period 2026-03-31
Madison Square Garden Entertainment Corp.
filed 2026-05-07
CIK 1952073

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
FORM 10-Q
________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Number of shares of common stock outstanding as of April 30, 2026:

Class A Common Stock par value $0.01 per share	—	40,438,480
Class B Common Stock par value $0.01 per share	—	6,866,754

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)

    MADISON SQUARE GARDEN ENTERTAINMENT CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except per share data)

	As of
	March 31,	June 30,
	2026	2025
ASSETS
Current Assets:
Cash, cash equivalents, and restricted cash	$323,653	$43,538
Accounts receivable, net	89,675	66,781
Related party receivables, current	31,863	22,487
Prepaid expenses and other current assets	93,434	104,326
Total current assets	538,625	237,132
Non-Current Assets:
Property and equipment, net	598,549	621,075
Right-of-use lease assets	453,759	484,544
Goodwill	69,041	69,041
Indefinite-lived intangible assets	63,801	63,801
Deferred tax assets, net	47,767	54,072
Other non-current assets	185,731	140,177
Total assets	$1,957,273	$1,669,842
LIABILITIES AND EQUITY (DEFICIT)
Current Liabilities:
Accounts payable, accrued and other current liabilities	$340,087	$184,360
Related party payables, current	51,100	23,830
Long-term debt, current	30,469	30,469
Operating lease liabilities, current	44,336	35,100
Deferred revenue	287,218	228,642
Total current liabilities	753,210	502,401
Non-Current Liabilities:
Long-term debt, net of deferred financing costs	547,450	568,780
Operating lease liabilities, non-current	564,936	566,484
Other non-current liabilities	43,672	45,477
Total liabilities	1,909,268	1,683,142
Commitments and contingencies (see Note 7)
Equity (deficit):
Class A Common Stock (a)	465	461
Class B Common Stock (b)	69	69
Additional paid-in-capital	54,394	44,843
Treasury stock at cost (6,106 and 5,483 shares as of March 31, 2026 and June 30, 2025, respectively)	(205,204)	(180,204)
Retained earnings	229,205	153,034
Accumulated other comprehensive loss	(30,924)	(31,503)
Total equity (deficit)	48,005	(13,300)
Total liabilities and equity (deficit)	$1,957,273	$1,669,842
_________________
(a)    Class A Common Stock, $0.01 par value per share, 120,000 shares authorized; 46,526 and 46,076 shares issued as of March 31, 2026 and June 30, 2025, respectively.
(b)    Class B Common Stock, $0.01 par value per share, 30,000 shares authorized; 6,867 shares issued as of March 31, 2026 and June 30, 2025.
See accompanying notes to the unaudited condensed consolidated financial statements.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2026	2025	2026	2025
Revenues:
Revenues from entertainment offerings	$165,688	$160,214	$657,451	$593,571
Food, beverage, and merchandise revenues	45,081	45,808	132,242	124,104
Arena license fees and other leasing revenue	35,491	36,443	74,769	70,921
Total revenues (a)	246,260	242,465	864,462	788,596
Direct operating expenses:
Entertainment offerings, arena license fees, and other leasing direct operating expenses	(118,340)	(107,995)	(382,960)	(358,755)
Food, beverage, and merchandise direct operating expenses	(28,453)	(30,875)	(78,859)	(74,898)
Total direct operating expenses (a)	(146,793)	(138,870)	(461,819)	(433,653)
Selling, general, and administrative expenses (a)	(60,955)	(52,112)	(185,899)	(155,047)
Depreciation and amortization	(13,788)	(14,372)	(41,846)	(42,336)
Impairment of long-lived assets	—	(9,700)	(13,782)	(9,700)
Restructuring charges	(8,623)	(84)	(10,939)	(14)
Operating income	16,101	27,327	150,177	147,846
Interest income	2,245	710	3,578	1,447
Interest expense	(9,421)	(11,800)	(30,872)	(38,798)
Other expense, net	(700)	(949)	(1,545)	(2,763)
Income from operations before income taxes	8,225	15,288	121,338	107,732
Income tax expense	(3,115)	(7,252)	(45,167)	(43,124)
Net income	$5,110	$8,036	$76,171	$64,608

Earnings per share:
Basic	$0.11	$0.17	$1.61	$1.34
Diluted	$0.11	$0.17	$1.59	$1.33

Weighted-average number of shares of common stock:
Basic	47,463	47,955	47,452	48,171
Diluted	48,132	48,271	47,893	48,445
_________________
(a)    See Note 10. Related Party Transactions for further information on related party arrangements.

See accompanying notes to the unaudited condensed consolidated financial statements.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in thousands)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2026	2025	2026	2025
Net income	$5,110	$8,036	$76,171	$64,608
Other comprehensive income, net of income taxes:
Pension plans and other postretirement plans adjustments	295	542	885	1,626
Income tax expense related to items of other comprehensive income	(102)	(186)	(306)	(558)
Other comprehensive income, net of income taxes	193	356	579	1,068
Comprehensive income	$5,303	$8,392	$76,750	$65,676

See accompanying notes to the unaudited condensed consolidated financial statements.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Nine Months Ended
	March 31,
	2026	2025
OPERATING ACTIVITIES:
Net income	$76,171	$64,608
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	41,846	42,336
Impairment of long-lived assets	13,782	9,700
Share-based compensation expense	24,019	21,834
Amortization of deferred financing costs	1,521	2,537
Deferred income tax expense	5,999	26,422
Other non-cash adjustments	447	933
Change in assets and liabilities:
Accounts receivable, net	(23,352)	(7,978)
Related party receivables and payables, net	17,894	16,916
Prepaid expenses and other current and non-current assets	(33,691)	(40,561)
Accounts payable	4,945	(5,816)
Accrued and other current, and non-current liabilities	156,355	(44,514)
Deferred revenue	57,426	22,698
Operating lease right-of-use assets and lease liabilities	24,691	33,193
Net cash provided by operating activities	$368,053	$142,308
INVESTING ACTIVITIES:
Capital expenditures	$(24,245)	$(18,155)
Other investing activities	(1,210)	(1,224)
Net cash used in investing activities	$(25,455)	$(19,379)
FINANCING ACTIVITIES:
Proceeds from revolving credit facilities	$35,000	$55,000
Principal repayments on long-term debt	(57,852)	(67,188)
Repurchases of Class A common stock	(25,000)	(39,692)
Taxes paid in lieu of shares issued for equity-based compensation	(14,843)	(15,077)
Other financing activities	212	(53)
Net cash used in financing activities	$(62,483)	$(67,010)
Net increase in cash, cash equivalents, and restricted cash	280,115	55,919
Cash, cash equivalents, and restricted cash, beginning of period	43,538	33,555
Cash, cash equivalents, and restricted cash, end of period	$323,653	$89,474
Non-cash investing and financing activities:
Capital expenditures incurred but not yet paid or paid by landlord	$379	$22,130
Non-cash financing activities	$—	$(148)

See accompanying notes to the unaudited condensed consolidated financial statements.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT) (UNAUDITED)
(in thousands)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity (Deficit)
Balance as of December 31, 2025	$534	$47,705	$(205,204)	$224,095	$(31,117)	$36,013
Net income	—	—	—	5,110	—	5,110
Other comprehensive income	—	—	—	—	193	193
Share-based compensation	—	6,689	—	—	—	6,689
Balance as of March 31, 2026	$534	$54,394	$(205,204)	$229,205	$(30,924)	$48,005

Balance as of December 31, 2024	529	34,686	(165,512)	172,175	(31,550)	$10,328
Net income	—	—	—	8,036	—	8,036
Other comprehensive income	—	—	—	—	356	356
Share-based compensation	—	6,250	—	—	—	6,250
Tax withholding associated with shares issued for share-based compensation	—	(702)	—	—	—	(702)
Repurchases of Class A common stock, inclusive of tax	—	(50)	(14,692)	—	—	(14,742)
Balance as of March 31, 2025	$529	$40,184	$(180,204)	$180,211	$(31,194)	$9,526

Balance as of June 30, 2025	$530	$44,843	$(180,204)	$153,034	$(31,503)	$(13,300)
Net income	—		—	76,171	—	76,171
Other comprehensive income	—		—	—	579	579
Share-based compensation	—	24,019	—	—	—	24,019
Tax withholding associated with shares issued for share-based compensation	4	(14,847)	—	—	—	(14,843)
Stock options exercised	—	379	—	—	—	379
Repurchases of Class A common stock, inclusive of tax	—	—	(25,000)	—	—	(25,000)
Balance as of March 31, 2026	$534	$54,394	$(205,204)	$229,205	$(30,924)	$48,005

Balance as of June 30, 2024	525	33,481	(140,512)	115,603	(32,262)	$(23,165)
Net income	—	—	—	64,608	—	64,608
Other comprehensive income	—	—	—	—	1,068	1,068
Share-based compensation	—	21,834	—	—	—	21,834
Tax withholding associated with shares issued for share-based compensation	4	(15,081)	—	—	—	(15,077)
Repurchases of Class A common stock, inclusive of tax	—	(50)	(39,692)	—	—	(39,742)
Balance as of March 31, 2025	$529	$40,184	$(180,204)	$180,211	$(31,194)	$9,526

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
In the opinion of the Company, the accompanying condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of March 31, 2026 and its results of operations for the three and nine months ended March 31, 2026 and 2025 and cash flows for the nine months ended March 31, 2026 and 2025. The condensed consolidated balance sheet as of June 30, 2025 was derived from the Audited Consolidated and Combined Annual Financial Statements but does not contain all of the footnote disclosures from the Audited Consolidated and Combined Annual Financial Statements.
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
In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. This ASU provides all entities with a practical expedient that allows for the assumption that current conditions as of the balance sheet date do not change for the remaining life of the asset when estimating credit losses for such assets. This standard will be effective for the Company in the first quarter of the Company’s fiscal year ending 2027, and early adoption is permitted. The Company is currently evaluating the potential impact of applying the allowable practical expedient on its estimates of credit losses for accounts receivable and contract assets.
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
Note 3. Revenue Recognition
All revenue recognized in the condensed consolidated statements of operations is considered to be revenue from contracts with customers in accordance with FASB Accounting Standards Codification (“ASC”) Topic 606, Revenue From Contracts with Customers, except for revenues from the Arena License Agreements and, leases and subleases that are accounted for in accordance with ASC Topic 842, Leases. The Company’s revenues by category are outlined in Note 2. Summary of Significant Accounting Policies. The Company recorded provisions for credit losses on receivables or contract assets arising from contracts with customers of $186 and $458 for the three and nine months ended March 31, 2026 and $0 and $730 for the three and nine months ended March 31, 2025, respectively.
Disaggregation of Revenue
The following table disaggregates the Company’s revenues by revenue category for the three and nine months ended March 31, 2026 and 2025. The footnotes to the table provide additional disclosure with respect to the timing of transfer of goods or services to the customer for each category.

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2026	2025	2026	2025
Ticketing and venue license fee revenues (a)	$75,563	$78,497	$424,928	$379,677
Sponsorship and signage, suite license, and advertising commission revenues (b)	88,908	80,848	227,805	209,430
Other (c)	1,217	869	4,718	4,464
Total revenues from entertainment offerings	165,688	160,214	657,451	593,571
Food, beverage, and merchandise revenues (d)	45,081	45,808	132,242	124,104
Total revenues from contracts with customers	210,769	206,022	789,693	717,675
Arena license fees and other leasing revenue	35,491	36,443	74,769	70,921
Total revenues	$246,260	$242,465	$864,462	$788,596
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
Contract Balances
The following table provides information about contract balances from the Company’s contracts with customers as of March 31, 2026 and June 30, 2025:

	As of
	March 31, 2026	June 30, 2025
Receivables from contracts with customers, net (a)	$94,216	$69,513
Contract assets, current (b)	$7,796	$7,648
Deferred revenue, including non-current portion (c)	$293,469	$236,043
    ________________
(a)    Receivables from contracts with customers, net, which are reported in Accounts receivable, net and Related party receivables, current in the Company’s accompanying condensed consolidated balance sheets, represent the Company’s unconditional rights to consideration under its contracts with customers. As of March 31, 2026 and June 30, 2025, the Company’s receivables from contracts with customers above included $6,664 and $3,649, respectively, related to various related parties. See Note 10. Related Party Transactions for further details on related party arrangements.
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
(c)    Deferred revenue primarily relates to the Company’s receipt of consideration from customers in advance of the Company’s transfer of goods or services to the customers. Deferred revenue is reduced and the related revenue is recognized once the underlying goods or services are transferred to a customer. Revenue recognized for the three and nine months ended March 31, 2026 relating to the Deferred revenue balance as of June 30, 2025 was $13,622 and $195,979, respectively.
Transaction Price Allocated to the Remaining Performance Obligations
As of March 31, 2026, the Company’s remaining performance obligations under contracts were $585,869, of which 38% is expected to be recognized through June 30, 2027, and an additional 62% of the balance is expected to be recognized thereafter. This primarily relates to performance obligations under sponsorship and suite license agreements that have original expected durations longer than one year and for which the consideration is not variable. In developing the estimated revenue, the Company applies the allowable practical expedient and does not disclose information about remaining performance obligations that have original expected durations of one year or less.
Note 4. Restructuring Charges
During the three and nine months ended March 31, 2026, the Company recognized restructuring charges of $8,623 and $10,939 primarily related to termination benefits provided as part of a voluntary exit program implemented, reported in Accounts payable, accrued and other current liabilities on the accompanying condensed consolidated balance sheets. During the three and nine months ended March 31, 2025, the Company recognized restructuring charges of $84 and $14, respectively, related to termination benefits for certain corporate executives and employees reported in Accounts payable, accrued and other current liabilities on the accompanying condensed consolidated balance sheets. Changes to the Company’s restructuring liability through March 31, 2026 were as follows:

Restructuring Liability
June 30, 2025	$248
Restructuring charges	10,939
Payments	(2,808)
March 31, 2026	$8,379
Note 5. Investments
As of March 31, 2026, the Company held an investment in Townsquare Media, Inc. (“Townsquare”), a media, entertainment and digital marketing solutions company that is listed on the New York Stock Exchange under the symbol “TSQ,” as well as other equity investments in trust under the Company’s Executive Deferred Compensation Plan. Refer to Note 13. Pension Plans and Other Postretirement Benefit Plans included in the Company’s Audited Consolidated and Combined Annual Financial Statements, for further details regarding the plan.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)
The fair value of the Company’s equity investments with readily determinable fair values is determined based on quoted market prices in active markets, which are classified within Level I of the fair value hierarchy.
The carrying value of the Company’s investments, which is reported in Other non-current assets in the accompanying condensed consolidated balance sheets as of March 31, 2026 and June 30, 2025, is as follows:

	As of
	March 31, 2026	June 30, 2025
Equity investments with readily determinable fair values:
Townsquare Class A common stock	$688	$1,002
Other equity investments with readily determinable fair values held in trust under the Company’s Executive Deferred Compensation Plan	6,089	5,238
Equity investments without readily determinable fair values	959	848
Total investments	$7,736	$7,088

The following table summarizes the realized and unrealized (loss) gain on equity investments with readily determinable fair values, which is reported in Other expense, net in the accompanying condensed consolidated statements of operations for the three and nine months ended March 31, 2026 and 2025:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2026	2025	2026	2025
Unrealized gain (loss) — Townsquare	$37	$(120)	$(314)	$(357)
Unrealized (loss) gain — Executive Deferred Compensation Plan	(122)	(45)	325	149
Realized gain from shares sold — Townsquare	—	—	—	5
Total realized and unrealized (loss) gain	$(85)	$(165)	$11	$(203)
Supplemental information on realized gain:
Shares of common stock sold — Townsquare	—	—	—	5
Cash proceeds from common stock sold — Townsquare	$—	$—	$—	$55
Note 6. Goodwill and Intangible Assets
As of March 31, 2026 and June 30, 2025, the carrying amount of Goodwill was $69,041. The Company has one reportable segment and one reporting unit.
The Company’s Indefinite-lived intangible assets as of March 31, 2026 and June 30, 2025 were as follows:

	As of
	March 31, 2026	June 30, 2025
Trademarks	$61,881	$61,881
Photographic related rights	1,920	1,920
Total Indefinite-lived intangible assets	$63,801	$63,801
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
For the nine months ended March 31, 2026, the Company did not have any material changes in its non-cancelable contractual obligations (other than activities in the ordinary course of business). See Note 8. Credit Facilities for details of the principal repayments required under the Company’s credit facilities.

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
Note 8. Credit Facilities
The following table summarizes the presentation of the outstanding balances under the Company’s credit facilities as of March 31, 2026 and June 30, 2025:

	As of
	March 31, 2026	June 30, 2025
Current Portion
National Properties Term Loan Facility	$30,469	$30,469
Current portion of long-term debt	$30,469	$30,469

	As of
	March 31, 2026			June 30, 2025
	Principal	Unamortized Deferred Financing Costs	Net	Principal	Unamortized Deferred Financing Costs	Net
Non-current Portion
National Properties Term Loan Facility	$556,055	$(8,605)	$547,450	$578,906	$(10,126)	$568,780
Long-term debt, net of deferred financing costs	$556,055	$(8,605)	$547,450	$578,906	$(10,126)	$568,780
National Properties Facilities
General. On June 27, 2025, MSG National Properties, LLC (“MSG National Properties”), MSG Entertainment Holdings, LLC (“MSG Entertainment Holdings”) and certain subsidiaries of MSG National Properties entered into Amendment No. 4 (“Amendment No. 4”) to the credit agreement dated June 30, 2022 (as amended, supplemented and otherwise modified prior to June 27, 2025, the “Prior National Properties Credit Agreement” and, as amended by Amendment No. 4, the “National Properties Credit Agreement”) with JP Morgan Chase Bank, N.A., as administrative agent, and the lenders and letter of credit issuers party thereto, pursuant to which, among other things, (i) the term loan facility under the Prior National Properties Credit Agreement (the “Prior National Properties Term Loan Facility”) was refinanced in its entirety with a five-year $609,375 senior secured term loan facility (the “National Properties Term Loan Facility”) and (ii) the revolving credit facility under the Prior National Properties Credit Agreement (the “Prior National Properties Revolving Credit Facility” and, together with the Prior National Properties Term Loan Facility, the “Prior National Properties Facilities”) was refinanced in its entirety with a five-year, $150,000 revolving credit facility (the “National Properties Revolving Credit Facility” and, together with the National Properties Term Loan Facility, the “National Properties Facilities”). Up to $25,000 of the National Properties Revolving Credit Facility is available for the issuance of letters of credit. As of March 31, 2026, outstanding letters of credit were $18,169 and the remaining balance available under the National Properties Revolving Credit Facility was $131,831.
Proceeds. Proceeds of the National Properties Revolving Credit Facility may be used to fund working capital needs, for general corporate purposes of MSG National Properties and its subsidiaries and to make distributions to MSG Entertainment Holdings.
Interest Rates. Borrowings under the National Properties Facilities bear interest at a floating rate, which at the option of MSG National Properties may be either (a) Term Secured Overnight Financing Rate (“Term SOFR”) plus an applicable margin ranging from 1.75% to 2.50% per annum, determined based on the total leverage ratio of MSG National Properties and its restricted subsidiaries, or (b) a base rate plus an applicable margin ranging from 0.75% to 1.50% per annum, determined based on the total leverage ratio of MSG National Properties and its restricted subsidiaries. The National Properties Credit Agreement requires MSG National Properties to pay a commitment fee ranging from 0.20% to 0.30% in respect of the daily unused commitments under the National Properties Revolving Credit Facility. MSG National Properties is also required to pay customary letter of credit fees, as well as fronting fees, to banks that issue letters of credit pursuant to the National Properties Credit Agreement. The interest rate on the National Properties Term Loan Facility as of March 31, 2026 was 5.67%.

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
Covenants. The National Properties Credit Agreement includes financial covenants requiring MSG National Properties and its restricted subsidiaries to maintain a specified minimum debt service coverage ratio and specified maximum total leverage ratio. The debt service coverage ratio covenant is set at a ratio of 2.50:1. The leverage ratio covenant is tested based on the ratio of MSG National Properties and its restricted subsidiaries’ consolidated total indebtedness to adjusted operating income, with a maximum ratio of 3.50:1. As of March 31, 2026, MSG National Properties and its restricted subsidiaries were in compliance with the covenants of the National Properties Credit Agreement.
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
Interest payments and loan principal repayments made by the Company under the National Properties Facilities were as follows:

	Interest Payments		Loan Principal Repayments
	Nine Months Ended		Nine Months Ended
	March 31,		March 31,
	2026	2025	2026	2025
National Properties Facilities	$29,405	$36,367	$57,852	$67,188
The carrying value and fair value of the Company’s debt reported in the accompanying condensed consolidated balance sheets were as follows:

	As of
	March 31, 2026		June 30, 2025
	Carrying Value (a)	Fair Value	Carrying Value (a)	Fair Value
National Properties Facilities	$586,524	$577,725	$609,375	$600,234
________________
(a)    The total carrying value of the Company’s debt as of March 31, 2026 and June 30, 2025 is equal to the current and non-current principal payments for the Company’s credit agreements excluding unamortized deferred financing costs of $8,605 and $10,126, respectively.
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
Share-based compensation expense for the Company’s restricted stock units (“RSUs”) and performance stock units (“PSUs”) are recognized in the condensed consolidated statements of operations as a component of direct operating expenses or selling, general, and administrative expenses. The following table summarizes the Company’s share-based compensation expense:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2026	2025	2026	2025
Share-based compensation expense	$6,689	$6,250	$24,019	$21,834
Fair value of awards vested (a)	$1,430	$1,130	$37,901	$37,028
________________
(a)    To fulfill required statutory tax withholding obligations for the applicable income and other employment taxes, RSUs and PSUs with an aggregate value of $0 and $14,882 and $693 and $15,062, respectively, were retained by the Company for the three and nine months ended March 31, 2026 and 2025, respectively.
The following table presents a reconciliation of weighted-average shares used in the calculations of basic and diluted earnings per share attributable to the Company’s stockholders:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2026	2025	2026	2025
Weighted-average shares (denominator):
Weighted-average shares for basic EPS	47,463	47,955	47,452	48,171
Dilutive effect of shares issuable under share-based compensation plans	669	316	441	274
Weighted-average shares for diluted EPS	48,132	48,271	47,893	48,445
Weighted-average anti-dilutive shares	—	701	—	618

As of March 31, 2026, there was $42,057 of unrecognized compensation cost related to unvested RSUs and PSUs held by the Company’s direct employees. The cost is expected to be recognized over a weighted-average period of approximately 2.0 years.

Award Activity
The following table summarizes activity related to MSG Entertainment’s RSUs and PSUs held by the Company, MSG Sports, and Sphere Entertainment’s employees:

	Nine Months Ended
	March 31,
	2026		2025
	RSUs	PSUs	RSUs	PSUs
Granted	502	414	484	386
Vested	470	366	542	400
Note 10. Related Party Transactions
As of March 31, 2026, certain members of the Dolan family, including certain trusts for the benefit of members of the Dolan family (collectively, the “Dolan Family Group”), for purposes of Section 13(d) of the Securities Exchange Act of 1934, as amended, collectively beneficially owned 100% of the Company’s outstanding Class B Common Stock, $0.01 par value per share (“Class B Common Stock”) and approximately 4.1% of the Company’s outstanding Class A Common Stock (inclusive of options exercisable within 60 days of March 31, 2026). Such shares of Class A Common Stock and Class B Common Stock, collectively, represent approximately 64.3% of the aggregate voting power of the Company’s outstanding common stock. Members of the Dolan Family Group are also the controlling stockholders of Sphere Entertainment, MSG Sports, and AMC Global Media Inc. (formerly known as AMC Networks Inc.).

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)
See Note 16. Related Party Transactions, included in the Company’s Audited Consolidated and Combined Annual Financial Statements for a description of the Company’s current related party arrangements. There have been no material changes in such related party arrangements as of March 31, 2026, except as described below.
The Company has arrangements with Sphere Entertainment pursuant to which the Company provides certain advertising sales and representation services to MSGN Holdings, L.P., a wholly owned subsidiary of Sphere Entertainment, in exchange for a commission and certain cost reimbursements.
Sphere Entertainment provides certain technology services related to Sphere Immersive Sound to certain of the Company’s venues. For the three and nine months ended March 31, 2026, gross capital additions associated with these arrangements were approximately $500 and $2,700, respectively, and are reported in Property and equipment, net in the accompanying condensed consolidated balance sheets.
Revenues and Operating Expenses
The following table summarizes the composition and amounts of the transactions with the Company’s related parties. The significant components of these amounts are discussed below. These amounts are reflected in revenues and operating expenses in the accompanying condensed consolidated statements of operations for the three and nine months ended March 31, 2026 and 2025:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2026	2025	2026	2025
Revenues	$43,950	$47,709	$95,348	$94,470
Operating credits (expenses):
Revenue sharing expenses (a)	(8,039)	(8,968)	(17,825)	(16,963)
Reimbursement under Arena License Agreements	11,947	10,509	25,328	19,260
Cost reimbursement from MSG Sports	10,203	10,673	31,160	27,353
Cost reimbursement from Sphere Entertainment	15,039	16,350	47,168	62,336
Other operating credits (expenses), net	2,452	(406)	3,403	(1,836)
Total operating credits, net (b)	$31,602	$28,158	$89,234	$90,150
_________________
(a)    Amounts exclude revenue sharing expenses of $50,292 and $118,285 for the three and nine months ended March 31, 2026 and $45,900 and $108,160 for the three and nine months ended March 31, 2025, respectively, related to MSG Sports suites revenue sharing and are included in Direct operating expenses in the accompanying condensed consolidated statements of operations.
(b)    Of the total operating credits (expenses), net, $3,376 and $4,415 for the three and nine months ended March 31, 2026 and $1,145 and $(3), for the three and nine months ended March 31, 2025, respectively, are recognized in direct operating expenses in the accompanying condensed consolidated statements of operations, and $28,226 and $84,819 for the three and nine months ended March 31, 2026 and $27,013 and $90,153 for the three and nine months ended March 31, 2025, respectively, are recognized in selling, general, and administrative expenses in the accompanying condensed consolidated statements of operations.
Revenues
The Company recorded $30,278 and $61,880 of revenues under the Arena License Agreements for the three and nine months ended March 31, 2026, respectively. In addition to the Arena License Agreements, the Company’s revenues from related parties primarily reflected amounts earned under sponsorship sales and service representation agreements of $8,051 and $17,181 for the three and nine months ended March 31, 2026, respectively, and merchandise sharing revenues with MSG Sports of $2,318 and $5,892 for the three and nine months ended March 31, 2026, respectively. The Company also earned sublease revenue from related parties of $2,604 and $7,852 for the three and nine months ended March 31, 2026, respectively.
The Company recorded $33,595 and $61,880 of revenues under the Arena License Agreements for the three and nine months ended March 31, 2025, respectively. In addition to the Arena License Agreements, the Company’s revenues from related parties primarily reflected amounts earned under sponsorship sales and service representation agreements of $8,227 and $16,892 for the three and nine months ended March 31, 2025, respectively, and merchandise sharing revenues with MSG Sports of $2,547 and $5,518 for the three and nine months ended March 31, 2025, respectively. The Company also earned sublease revenue from related parties of $1,719 and $8,359 for the three and nine months ended March 31, 2025, respectively.

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
Note 12. Additional Financial Information
The following table provides a summary of the amounts recorded as Cash, cash equivalents, and restricted cash:

	As of
	March 31, 2026	June 30, 2025
Cash and cash equivalents	$323,094	$43,017
Restricted cash	559	521
Total cash, cash equivalents, and restricted cash	$323,653	$43,538
The Company’s cash equivalents are classified within Level I of the fair value hierarchy as they are valued using observable inputs that reflect quoted prices for identical assets in active markets. The Company’s restricted cash includes cash deposited in escrow and operating accounts, primarily related to general liability insurance obligations.
Prepaid expenses and other current assets consisted of the following:

	As of
	March 31, 2026	June 30, 2025
Prepaid revenue sharing expense	$53,744	$61,997
Other prepaid expenses	24,959	26,987
Current contract assets (a)	7,796	7,648
Inventory (b)	3,049	3,751
Other	3,886	3,943
Total prepaid expenses and other current assets	$93,434	$104,326
_________________
(a)    See Note 3. Revenue Recognition for more information on contract assets.
(b)     Inventory is primarily comprised of food and liquor for the venues.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)
Other non-current assets consisted of the following:

	As of
	March 31, 2026	June 30, 2025
Unbilled lease receivable (a)	$162,665	$125,527
Investments (b)	7,736	7,088
Deferred costs	11,091	5,683
Other	4,239	1,879
Total other non-current assets	$185,731	$140,177
_________________
(a)    Unbilled lease receivable relates to the amounts recorded under the Arena License Agreements.
(b)     See Note 5. Investments for more information on long-term investments.
Accounts payable, accrued and other current liabilities consisted of the following:

	As of
	March 31, 2026	June 30, 2025
Accounts payable	$17,047	$12,102
Accrued payroll and employee related liabilities	57,253	54,355
Cash due to promoters	204,110	76,455
Accrued expenses and other current liabilities	61,677	41,448
Total accounts payable, accrued and other current liabilities	$340,087	$184,360
Property and equipment, net
See Note 8. Property and Equipment, Net, included in the Company’s Audited Consolidated and Combined Annual Financial Statements for more information about the Company’s property and equipment, net. There have been no material changes to the Company’s property and equipment, net as of March 31, 2026.
Leases
In February 2025, the Company recognized a right-of-use lease asset of $116,963 and an additional lease obligation of $115,335 as the Company took possession of additional space in its New York corporate office. For the nine months ended March 31, 2026, the Company recognized an impairment loss of $13,782 on the Company’s right-of-use lease assets in its New York corporate office which is reported in Impairment of long-lived assets in the accompanying condensed consolidated statements of operations.
Stock Repurchase Program
On March 29, 2023, the Company’s Board of Directors authorized a share repurchase program to repurchase up to $250,000 of the Company’s Class A Common Stock (the “Stock Repurchase Program”). Pursuant to the Stock Repurchase Program, shares of Class A Common Stock may be purchased from time to time in open market or private transactions, block trades or such other manner as the Company may determine in accordance with applicable insider trading and other securities laws and regulations. The timing and amount of purchases will depend on market conditions and other factors. For the three months ended March 31, 2026, the Company did not repurchase any shares of Class A Common Stock. For the nine months ended March 31, 2026, the Company repurchased 623,271 shares of Class A Common Stock for $25,000. As of March 31, 2026, the Company had approximately $45,000 remaining available under its Stock Repurchase Program for repurchases.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)
Other expense, net
Other expense, net includes the following:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2026	2025	2026	2025
Net periodic benefit costs (excluding service costs)	$(639)	$(857)	$(1,917)	$(2,575)
Realized and unrealized (loss) gain on equity investments with readily determinable fair value	(85)	(165)	11	(203)
Other income	24	73	361	15
Total other expense, net	$(700)	$(949)	$(1,545)	$(2,763)
Income Taxes
During the nine months ended March 31, 2026 and March 31, 2025, the Company made income tax payments of $27,567 and $13,453, respectively.
Income tax expense for the three and nine months ended March 31, 2026 of $3,115 and $45,167, respectively, reflects an effective tax rate of 38% and 37%, respectively. The estimated annual effective tax rate exceeds the statutory federal tax rate of 21% primarily due to state and local taxes and nondeductible officers’ compensation, partially offset by excess tax benefit related to share-based compensation.
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
•geopolitical risks, including the direct and indirect impact of foreign wars and conflicts, including the conflict with Iran and related unrest in the Middle East, on international, domestic and local economies;
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
Introduction
This MD&A is provided as a supplement to, and should be read in conjunction with, the Company’s unaudited condensed consolidated financial statements and accompanying notes thereto included in this Quarterly Report on Form 10-Q, as well as the 2025 Form 10-K, to help provide an understanding of our financial condition, changes in financial condition and results of operations. Unless the context otherwise requires, all references to “we”, “us”, “our”, “MSG Entertainment”, or the “Company” refer collectively to Madison Square Garden Entertainment Corp., a holding company, and its direct and indirect subsidiaries through which substantially all of our operations are conducted.
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

Results of Operations. This section provides an analysis of our unaudited results of operations for the three and nine months ended March 31, 2026 and 2025.
Liquidity and Capital Resources. This section provides a discussion of our financial condition and liquidity, an analysis of our cash flows for the nine months ended March 31, 2026 and 2025, as well as certain contractual obligations.
Seasonality of Our Business. This section discusses the seasonal performance of our business.
Recently Issued Accounting Pronouncements and Critical Accounting Estimates. This section discusses accounting pronouncements that have been adopted by the Company and recently issued accounting pronouncements not yet adopted by the Company. This section should be read together with our critical accounting estimates, which are discussed in the 2025 Form 10-K under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recently Issued Accounting Pronouncements and Critical Accounting Estimates — Critical Accounting Estimates” and in the notes to the Audited Consolidated and Combined Annual Financial Statements of the Company included therein.
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

Results of Operations
Comparison of the three and nine months ended March 31, 2026 versus the three and nine months ended March 31, 2025.

	Three Months Ended
	March 31,		Change
	2026	2025	Amount	Percentage
Revenues
Revenues from entertainment offerings	$165,688	$160,214	$5,474	3%
Food, beverage, and merchandise revenues	45,081	45,808	(727)	(2)%
Arena license fees and other leasing revenue(a)	35,491	36,443	(952)	(3)%
Total revenues	246,260	242,465	3,795	2%
Direct operating expenses
Entertainment offerings, arena license fees, and other leasing direct operating expenses(b)	(118,340)	(107,995)	(10,345)	(10)%
Food, beverage, and merchandise direct operating expenses	(28,453)	(30,875)	2,422	8%
Total direct operating expenses	(146,793)	(138,870)	(7,923)	(6)%
Selling, general, and administrative expenses	(60,955)	(52,112)	(8,843)	(17)%
Depreciation and amortization	(13,788)	(14,372)	584	4%
Impairment of long-lived assets	—	(9,700)	9,700	NM
Restructuring charges	(8,623)	(84)	(8,539)	NM
Operating income	16,101	27,327	(11,226)	(41)%
Interest income	2,245	710	1,535	NM
Interest expense	(9,421)	(11,800)	2,379	20%
Other expense, net	(700)	(949)	249	26%
Income from operations before income taxes	8,225	15,288	(7,063)	(46)%
Income tax expense	(3,115)	(7,252)	4,137	57%
Net income	$5,110	$8,036	$(2,926)	(36)%

	Nine Months Ended
	March 31,		Change
	2026	2025	Amount	Percentage
Revenues
Revenues from entertainment offerings	$657,451	$593,571	$63,880	11%
Food, beverage, and merchandise revenues	132,242	124,104	8,138	7%
Arena license fees and other leasing revenue(a)	74,769	70,921	3,848	5%
Total revenues	864,462	788,596	75,866	10%
Direct operating expenses
Entertainment offerings, arena license fees, and other leasing direct operating expenses(b)	(382,960)	(358,755)	(24,205)	(7)%
Food, beverage, and merchandise direct operating expenses	(78,859)	(74,898)	(3,961)	(5)%
Total direct operating expenses	(461,819)	(433,653)	(28,166)	(6)%
Selling, general, and administrative expenses	(185,899)	(155,047)	(30,852)	(20)%
Depreciation and amortization	(41,846)	(42,336)	490	1%
Impairment of long-lived assets	(13,782)	(9,700)	(4,082)	(42)%
Restructuring charges	(10,939)	(14)	(10,925)	NM
Operating income	150,177	147,846	2,331	2%
Interest income	3,578	1,447	2,131	147%
Interest expense	(30,872)	(38,798)	7,926	20%
Other expense, net	(1,545)	(2,763)	1,218	44%
Income from operations before income taxes	121,338	107,732	13,606	13%
Income tax expense	(45,167)	(43,124)	(2,043)	(5)%
Net income	$76,171	$64,608	$11,563	18%
______________________________________________________
(a)    Arena license fees and other leasing revenue are recognized on a straight-line basis and are comprised of a contractual cash component plus or minus a non-cash component for each period presented. Arena license fees include operating lease revenue of (i) $20,185 and $41,249 collected in cash for the three and nine months ended March 31, 2026, respectively, and $21,747 and $40,048 collected in cash for the three and nine months ended March 31, 2025, respectively, and (ii) a non-cash portion of $10,093 and $20,631 for the three and nine months ended March 31, 2026, respectively, and $11,848 and $21,832 for the three and nine months ended March 31, 2025, respectively.
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
Revenues
Revenues for the three and nine months ended March 31, 2026 increased $3,795 and $75,866, respectively, as compared to the prior year periods.
Revenues from Entertainment Offerings
For the three months ended March 31, 2026, the increase in revenues from entertainment offerings of $5,474 was primarily due to (i) higher revenues subject to the sharing of economics with MSG Sports pursuant to the Arena License Agreements of $5,431, (ii) higher revenues from concerts of $3,732, (iii) higher revenues from venue-related sponsorship, signage, and suite license fees of $3,106, and (iv) higher revenues from the presentation of the Christmas Spectacular production of $1,313, partially offset by (v) lower revenues from other live entertainment and sporting events (excluding the Knicks and Rangers) of $7,714, all as compared to the prior year period.
The increase in revenues subject to the sharing of economics with MSG Sports pursuant to the Arena License Agreements of $5,431 was primarily due to higher suite license fee revenues (excluding the portion retained by the Company).
The increase in revenues from concerts of $3,732 was primarily due to an increase in the number of concerts at The Garden, partially offset by a decrease in the number of concerts at the Company’s theaters.

The increase in revenues from venue-related sponsorship, signage, and suite license fees of $3,106 was due to higher suite license fee revenues (excluding the portion shared with MSG Sports pursuant to the Arena License Agreements) and higher sponsorship and signage revenues.
The increase in revenues from the presentation of the Christmas Spectacular production of $1,313 was primarily due to an increase in ticket-related revenue, which reflected higher per-show revenue and one additional performance, both as compared to the prior year period. The increase in per-show revenue was primarily due to higher per-show attendance.
The decrease in revenues from other live entertainment and sporting events (excluding the Knicks and Rangers) of $7,714 was primarily due to a decrease in the number of events at the Company’s venues, partially offset by higher per-event revenue.
For the nine months ended March 31, 2026, the increase in revenues from entertainment offerings of $63,880 was primarily due to (i) higher revenues from the presentation of the Christmas Spectacular production of $20,749, (ii) higher revenues subject to the sharing of economics with MSG Sports pursuant to the Arena License Agreements of $11,700, (iii) higher revenues from other live entertainment and sporting events (excluding the Knicks and Rangers) of $10,866, (iv) higher revenues from concerts of $10,769, and (v) higher revenues from venue-related sponsorship, signage, and suite license fees of $8,723, all as compared to the prior year period.
The increase in revenues from the presentation of the Christmas Spectacular production of $20,749 was primarily due to an increase in ticket-related revenue, which reflected fifteen additional shows and higher per-show revenue, both as compared to the prior year period. The increase in per-show revenue was primarily due to higher per-show attendance and higher average ticket yield.
The increase in revenues subject to the sharing of economics with MSG Sports pursuant to the Arena License Agreements of $11,700 was primarily due to higher suite license fee revenues (excluding the portion retained by the Company).
The increase in revenues from other live entertainment and sporting events (excluding the Knicks and Rangers) of $10,866 was primarily due to higher per-event revenue and an increase in the number of events at The Garden, partially offset by a decrease in the number of events at the Company’s theaters.
The increase in revenues from concerts of $10,769 was primarily due to higher per-concert revenue and an increase in the number of concerts at The Garden.
The increase in revenues from venue-related sponsorship, signage, and suite license fees of $8,723 was due to higher suite license fee revenues (excluding the portion shared with MSG Sports pursuant to the Arena License Agreements) and higher sponsorship and signage revenues.
Food, Beverage, and Merchandise Revenues
For the three months ended March 31, 2026, the decrease in food, beverage, and merchandise revenues of $727 was primarily due to (i) lower food and beverage sales of $2,788 at Knicks and Rangers games, partially offset by (ii) higher food and beverage sales of $2,354 at concerts at the Company’s venues, all as compared to the prior year period.
The decrease in food and beverage sales at Knicks and Rangers games of $2,788 was primarily due to the impact of a combined five fewer Knicks and Rangers games played at The Garden.
The increase in food, beverage, and merchandise sales from concerts of $2,354 was primarily due to an increase in the number of concerts at The Garden, partially offset by a decrease in the number of concerts at the Company’s theaters.
For the nine months ended March 31, 2026, the increase in food, beverage, and merchandise revenues of $8,138 was primarily due to (i) higher food and beverage sales at other live entertainment and sporting events (excluding the Knicks and Rangers) of $3,483, (ii) higher food, beverage, and merchandise sales related to the Christmas Spectacular production of $2,874, and (iii) higher food and beverage sales of $1,520 at concerts at the Company’s venues, all as compared to the prior year period.
The increase in food and beverage sales at other live entertainment and sporting events (excluding the Knicks and Rangers) of $3,483 was primarily due to an increase in the number of events at The Garden.
The increase in food, beverage, and merchandise sales related to the Christmas Spectacular production of $2,874 was due to higher per-show revenues and, to a lesser extent, fifteen additional performances.
The increase in food, beverage, and merchandise sales of $1,520 from concerts was primarily due to an increase in the number of concerts at the Company’s venues.

Arena License Fees and Other Leasing Revenue
For the three months ended March 31, 2026, the decrease in arena license fees and other leasing revenue of $952 was primarily due to lower arena license fees from MSG Sports pursuant to the Arena License Agreements due to fewer Knicks and Rangers games played at The Garden as compared to the prior year period, partially offset by an increase in other leasing revenue.
For the nine months ended March 31, 2026, the increase in arena license fees and other leasing revenue of $3,848 was primarily due to an increase in other leasing revenue.
For the three and nine months ended March 31, 2026, the Knicks and Rangers played a combined 38 and 79 pre/regular season games at The Garden, respectively, as compared to 43 and 80 combined pre/regular season games, respectively, in the prior year periods.
Direct operating expenses
Direct operating expenses for the three and nine months ended March 31, 2026 increased $7,923 and $28,166, respectively, as compared to the prior year periods.
Direct Operating Expenses Associated with Entertainment Offerings, Arena License Fees and Other Leasing
For the three months ended March 31, 2026, the increase in direct operating expenses associated with entertainment offerings, arena license fees, and other leasing of $10,345 primarily reflects (i) higher direct operating expenses subject to the sharing of economics with MSG Sports pursuant to the Arena License Agreements of $5,035, primarily due to expenses incurred as a result of the increase in suite license fee revenues, (ii) higher direct operating expenses from concerts of $2,603, primarily due to an increase in the number of concerts at The Garden, partially offset by a decrease in the number of concerts at the Company’s theaters, (iii) an increase in venue operating costs of $2,397, primarily due to higher employee compensation and benefits, as well as higher repairs and maintenance expenses, and (iv) higher costs from venue-related sponsorship, signage, and suite license fees of $808, primarily due to expenses incurred as a result of the increase in sponsorship and signage revenues and suite license fee revenues, partially offset by (v) lower direct operating expenses from other live entertainment and sporting events (excluding the Knicks and Rangers) of $2,001, due to a decrease in the number of events at the Company’s venues, partially offset by higher per-event expenses, all as compared to the prior year period.
For the nine months ended March 31, 2026, the increase in direct operating expenses associated with entertainment offerings, arena license fees, and other leasing of $24,205 primarily reflects (i) higher direct operating expenses subject to the sharing of economics with MSG Sports pursuant to the Arena License Agreements of $10,588, primarily due to expenses incurred as a result of the increase in suite license revenues, (ii) higher direct operating expenses from other live entertainment and sporting events (excluding the Knicks and Rangers) of $5,863, primarily due to higher-per event expenses and an increase in the number of events at The Garden, partially offset by a decrease in the number of events at the Company’s theaters, (iii) higher direct operating expenses related to the Christmas Spectacular production of $4,759, primarily due to fifteen additional shows, and (iv) higher costs from venue-related sponsorship, signage, and suite license fees of $1,909, primarily due to expenses incurred as a result of the increase in suite license revenues, all as compared to the prior year period.
Direct Operating Expenses Associated with Food, Beverage, and Merchandise
For the three months ended March 31, 2026, the decrease in food, beverage, and merchandise direct operating expenses of $2,422 primarily reflects lower food, beverage and merchandise costs related to Knicks and Rangers games at The Garden, partially offset by higher food and beverage costs related to concerts, all as compared to the prior year period.
For the nine months ended March 31, 2026, the increase in food, beverage, and merchandise direct operating expenses of $3,961 primarily reflects higher food, beverage, and merchandise costs related to other live entertainment and sporting events (excluding the Knicks and Rangers), the Christmas Spectacular production, and concerts, all as compared to the prior year period.
Selling, general, and administrative expenses
For the three and nine months ended March 31, 2026, selling, general, and administrative expenses increased $8,843 and $30,852, respectively, as compared to the prior year periods.
For the three months ended March 31, 2026, the increase of $8,843 was primarily due to (i) an increase in employee compensation and benefits, (ii) higher rent expense, and (iii) other cost increases.

For the nine months ended March 31, 2026, the increase of $30,852 was primarily due to (i) an increase in employee compensation and benefits, including $3,970 in executive management transition costs in the current year period as compared to $4,562 of executive management transition costs in the prior year period, (ii) higher rent expense, and (iii) other cost increases.
Impairment of long-lived assets
For the three and nine months ended March 31, 2026, impairment of long-lived assets decreased $9,700 and increased $4,082, respectively, as compared to the prior year periods, primarily due to the timing of when impairment losses were recognized on the Company’s right-of-use lease assets in its New York corporate office. In Fiscal Year 2026 impairment losses of $13,782 were recognized in the three months ended September 30, 2025, while in Fiscal Year 2025 impairment losses of $9,700 were recognized in the three months ended March 31, 2025.
Restructuring charges
For the three and nine months ended March 31, 2026, restructuring charges increased $8,539 and $10,925, respectively, as compared to the prior year periods, which primarily reflects termination benefits provided as part of a voluntary exit program the Company implemented during the three months ended March 31, 2026.
Operating income
For the three and nine months ended March 31, 2026, operating income decreased by $11,226 and increased by $2,331, respectively, as compared to the prior year periods. The decrease in operating income for the three months ended March 31, 2026 was primarily due to an increase in selling, general and administrative expenses, restructuring charges, and direct operating expenses, partially offset by a decrease in impairment of long-lived assets, and an increase in revenues. The increase in operating income for the nine months ended March 31, 2026 was primarily due to an increase in revenues, partially offset by an increase in selling, general and administrative expenses, direct operating expenses, restructuring charges, and impairment of long-lived assets.
Interest income
For the three and nine months ended March 31, 2026, interest income increased $1,535 and $2,131, respectively, as compared to the prior year periods, primarily due to higher average balances in the Company’s cash, cash equivalents and restricted cash.
Interest expense
For the three and nine months ended March 31, 2026, interest expense decreased $2,379 and $7,926, respectively, as compared to the prior year periods primarily due to lower average interest rates and lower average borrowings under the National Properties Facilities (as defined below under Liquidity and Capital Resources).
Other expense, net
For the three and nine months ended March 31, 2026, other expense, net decreased $249 and $1,218, respectively, as compared to the prior year periods. The decrease in other expense, net for the three months ended March 31, 2026 was primarily due to lower net periodic benefit costs associated with the Company’s funded and unfunded and qualified and non-qualified defined benefit plans. The decrease in other expense, net for the nine months ended March 31, 2026 was primarily due to (i) lower net periodic benefit costs associated with the Company’s defined benefit plans, and (ii) an increase in unrealized gains associated with the Company’s Executive Deferred Compensation Plan.
Income tax expense
In general, the Company is required to use an estimated annual effective tax rate to measure the tax benefit or tax expense recognized in an interim period. The estimated annual effective tax rate is revised on a quarterly basis.
See Note 12. Additional Financial Information to the condensed consolidated financial statements included in “— Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for discussions of the Company’s income tax expense.

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

The following is a reconciliation of operating income to adjusted operating income for the three and nine months ended March 31, 2026 as compared to the prior year periods:

	Three Months Ended
	March 31,		Change
	2026	2025	Amount	Percentage
Operating income	$16,101	$27,327	$(11,226)	(41)%
Depreciation and amortization	13,788	14,372	(584)	(4)%
Impairment of long-lived assets and related lease costs	938	9,700	(8,762)	(90)%
Share-based compensation	6,689	6,250	439	7%
Restructuring charges	8,623	84	8,539	NM
Amortization for capitalized cloud computing arrangement costs	19	183	(164)	(90)%
Remeasurement of deferred compensation plan liabilities	(122)	(45)	(77)	(171)%
Adjusted operating income	$46,036	$57,871	$(11,835)	(20)%

	Nine Months Ended
	March 31,		Change
	2026	2025	Amount	Percentage
Operating income	$150,177	$147,846	$2,331	2%
Depreciation and amortization	41,846	42,336	(490)	(1)%
Impairment of long-lived assets and related lease costs	16,016	9,700	6,316	65%
Share-based compensation	24,019	21,834	2,185	10%
Restructuring charges	10,939	14	10,925	NM
Merger, spin-off, and acquisition-related costs	—	1,361	(1,361)	NM
Amortization for capitalized cloud computing arrangement costs	225	552	(327)	(59)%
Remeasurement of deferred compensation plan liabilities	325	149	176	118%
Adjusted operating income	$243,547	$223,792	$19,755	9%
________________________________________________________
NM — Absolute percentages greater than 200% and comparisons from positive to negative values or to zero values are considered not meaningful.

Liquidity and Capital Resources
Sources and Uses of Liquidity
Our primary sources of liquidity are cash and cash equivalents, cash flows from the operations of our businesses and available borrowing capacity under the National Properties Revolving Credit Facility (as defined below). Our principal uses of cash include working capital-related items (including funding our operations), capital spending, debt service, investments and related loans and advances that we may fund from time to time. We may also use cash to continue to repurchase shares of our Class A Common Stock pursuant to the share repurchase program authorized by our Board of Directors on March 29, 2023, of which there was $44,796 remaining as of March 31, 2026. Our decisions as to the use of our available liquidity will be based upon the ongoing review of the funding needs of the business, the optimal allocation of cash resources, and the timing of cash flow generation. To the extent that we desire to access alternative sources of funding through the capital and credit markets, market conditions could adversely impact our ability to do so at that time.
We regularly monitor and assess our ability to meet our net funding and investing requirements. As of March 31, 2026, the Company’s unrestricted cash and cash equivalents balance was $323,094. The principal balance of the Company’s total debt outstanding as of March 31, 2026 was $586,524 and the Company had $131,831 of available borrowing capacity under the National Properties Revolving Credit Facility. We believe we have sufficient liquidity from cash and cash equivalents, available borrowing capacity under the National Properties Revolving Credit Facility and cash flows from operations to fund our operations and satisfy any obligations for the foreseeable future.
National Properties Facilities
General. On June 27, 2025, MSG National Properties, LLC (“MSG National Properties”), MSG Entertainment Holdings, LLC (“MSG Entertainment Holdings”) and certain subsidiaries of MSG National Properties entered into Amendment No. 4 (“Amendment No. 4”) to the credit agreement dated June 30, 2022 (as amended, supplemented and otherwise modified prior to June 27, 2025, the “Prior National Properties Credit Agreement” and, as amended by Amendment No. 4, the “National Properties Credit Agreement”) with JP Morgan Chase Bank, N.A., as administrative agent, and the lenders and letter of credit issuers party thereto, pursuant to which, among other things, (i) the term loan facility under the Prior National Properties Credit Agreement (the “Prior National Properties Term Loan Facility”) was refinanced in its entirety with a five-year $609,375 senior secured term loan facility (the “National Properties Term Loan Facility”) and (ii) the revolving credit facility under the Prior National Properties Credit Agreement (the “Prior National Properties Revolving Credit Facility” and, together with the Prior National Properties Term Loan Facility, the “Prior National Properties Facilities”) was refinanced in its entirety with a five-year, $150,000 revolving credit facility (the “National Properties Revolving Credit Facility” and, together with the National Properties Term Loan Facility, the “National Properties Facilities”). Up to $25,000 of the National Properties Revolving Credit Facility is available for the issuance of letters of credit. As of March 31, 2026, outstanding letters of credit were $18,169 and the remaining balance available under the National Properties Revolving Credit Facility was $131,831.
Proceeds. Proceeds of the National Properties Revolving Credit Facility may be used to fund working capital needs, for general corporate purposes of MSG National Properties and its subsidiaries and to make distributions to MSG Entertainment Holdings.
Interest Rates. Borrowings under the National Properties Facilities bear interest at a floating rate, which at the option of MSG National Properties may be either (a) Term Secured Overnight Financing Rate (“Term SOFR”) plus an applicable margin ranging from 1.75% to 2.50% per annum, determined based on the total leverage ratio of MSG National Properties and its restricted subsidiaries, or (b) a base rate plus an applicable margin ranging from 0.75% to 1.50% per annum, determined based on the total leverage ratio of MSG National Properties and its restricted subsidiaries. The National Properties Credit Agreement requires MSG National Properties to pay a commitment fee ranging from 0.20% to 0.30% in respect of the daily unused commitments under the National Properties Revolving Credit Facility. MSG National Properties is also required to pay customary letter of credit fees, as well as fronting fees, to banks that issue letters of credit pursuant to the National Properties Credit Agreement. The interest rate on the National Properties Term Loan Facility as of March 31, 2026 was 5.67%.
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
Covenants. The National Properties Credit Agreement includes financial covenants requiring MSG National Properties and its restricted subsidiaries to maintain a specified minimum debt service coverage ratio and specified maximum total leverage ratio. The debt service coverage ratio covenant is set at a ratio of 2.50:1. The leverage ratio covenant is tested based on the ratio of MSG National Properties and its restricted subsidiaries’ consolidated total indebtedness to adjusted operating income, with a maximum ratio of 3.50:1. As of March 31, 2026, MSG National Properties and its restricted subsidiaries were in compliance with the covenants of the National Properties Credit Agreement.
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
Contractual Obligations
The Company did not have any material changes in its contractual obligations since the end of Fiscal Year 2025 other than activities in the ordinary course of business. See Note 7. Commitments and Contingencies, to the condensed consolidated financial statements included in “— Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for further details on the Company’s contractual obligations.
Cash Flow Discussion
As of March 31, 2026, cash, cash equivalents and restricted cash totaled $323,653, as compared to $43,538 as of June 30, 2025. The following table summarizes the Company’s cash flow activities for the nine months ended March 31, 2026 and 2025:

	Nine Months Ended
	March 31,
	2026	2025
Net cash provided by operating activities	$368,053	$142,308
Net cash used in investing activities	(25,455)	(19,379)
Net cash used in financing activities	(62,483)	(67,010)
Net increase in cash, cash equivalents, and restricted cash	$280,115	$55,919
Operating Activities
Net cash provided by operating activities for the nine months ended March 31, 2026 increased by $225,745 as compared to the prior year period, primarily due to an increase in cash flows from changes in working capital of $230,330, partially offset by lower net income adjusted for non-cash items of $4,585. The increase in cash flows from changes in working capital was mainly driven by (i) net cash inflows for accrued and other current and non-current liabilities, primarily due to lower payments to promoters due to the timing of event settlements in the current year period, compared to net cash outflows primarily as a result of employee-related costs and associated payroll taxes, and higher payments to promoters driven by the timing of event settlements in the prior year period, (ii) a larger increase in deferred revenue, due to net cash inflows from ticket sales for future events, and the timing of billings and recognition of sponsorship and signage revenues and (iii) smaller net cash outflows from accounts payable, primarily due to the timing of event settlements. These increases were partially offset by smaller net cash inflows from accounts receivable, due to the timing of cash collections related to sponsorship and signage, and suite licenses, in each case as compared to the prior year period.
Investing Activities
Net cash used in investing activities for the nine months ended March 31, 2026 increased by $6,076 to $25,455 as compared to the prior year period due to an increase in capital expenditures.
Financing Activities
Net cash used in financing activities for the nine months ended March 31, 2026 decreased by $4,527 to $62,483 as compared to the prior year period primarily due to (i) a decrease in stock repurchases, and (ii) lower principal repayments under the National Properties Facilities, partially offset by (iii) a decrease in proceeds received from borrowings under the National Properties Revolving Credit Facility.
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
Recently Issued Accounting Pronouncements and Critical Accounting Estimates
Recently Issued Accounting Pronouncements
See Note 2. Summary of Significant Accounting Policies, to the condensed consolidated financial statements included in “— Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for discussion of recently issued accounting pronouncements.
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
Potential Interest Rate Risk Exposure
The Company, through its subsidiary, MSG National Properties, is subject to potential interest rate risk exposure related to borrowings incurred under its credit facilities. Changes in interest rates may increase interest expense payments with respect to any borrowings incurred under these credit facilities. The effect of a hypothetical 200 basis point increase in floating interest rate prevailing as of March 31, 2026 and continuing for a full year would increase the Company’s interest expense on the outstanding amounts under the credit facilities by $11,730.
Item 4. Controls and Procedures
Our management, with the participation of our Executive Chairman and Chief Executive Officer and our Executive Vice President and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, our Executive Chairman and Chief Executive Officer and our Executive Vice President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2026.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 5. Other Information
On February 25, 2026, James L. Dolan, the Company’s Executive Chairman and Chief Executive Officer, agreed to pledge 332,392 shares of Class A Common Stock of the Company (and certain trusts for the benefit of members of the Dolan family agreed to pledge 51,059 shares of Class A Common Stock of the Company) to JPMorgan Chase Bank, N.A. to secure obligations under a Secured Margin Line of Credit Note (the “Note”) pursuant to a Margin Line of Credit Collateral Agreement (the “Collateral Agreement”). Extensions of credit under the Note shall be made from time to time for various tenors as set forth in the Note. The transactions contemplated by the Collateral Agreement are intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Securities Exchange Act of 1934.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
The Company is a defendant in various lawsuits. Although the outcome of these lawsuits cannot be predicted with certainty (including the extent of available insurance, if any), management does not believe that resolution of these lawsuits will have a material adverse effect on the Company.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On March 29, 2023, the Company’s Board of Directors authorized a share repurchase program to repurchase up to $250 million of the Company’s Class A Common Stock (the “Stock Repurchase Program”). Pursuant to the Stock Repurchase Program, shares of Class A Common Stock may be purchased from time to time in open market or private transactions, block trades or such other manner as the Company may determine in accordance with applicable insider trading and other securities laws and regulations. The timing and amount of purchases will depend on market conditions and other factors. For the three months ended March 31, 2026, the Company did not repurchase any shares of Class A Common Stock, and for the nine months ended March 31, 2026, the Company repurchased 623,271 shares of Class A Common Stock for approximately $25 million. As of March 31, 2026, the Company had approximately $45 million remaining available for repurchases under the Stock Repurchase Program.
Item 6. Exhibits

(a) Index to Exhibits

EXHIBIT NO.	DESCRIPTION
10.1
Employment Agreement, dated as of March 24, 2026, between Madison Square Garden Entertainment Corp. and Philip D’Ambrosio (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 27, 2026). †

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
101
The following materials from the Madison Square Garden Entertainment Corp. Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of operations, (iii) condensed consolidated statements of comprehensive income, (iv) condensed consolidated statements of cash flows, (v) condensed consolidated statements of equity (deficit), and (vi) notes to condensed consolidated financial statements.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 formatted in Inline XBRL and contained in Exhibit 101.
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

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 7th day of May 2026.

Madison Square Garden Entertainment Corp.

By:	/s/ DAVID J. COLLINS
	Name:	David J. Collins
	Title:	Executive Vice President and Chief Financial Officer