Form 10-K
period 2026-06-30
Madison Square Garden Entertainment Corp.
filed 2026-08-12
CIK 1952073

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The aggregate market value of the voting and non-voting common equity held by non-affiliates of Madison Square Garden Entertainment Corp. computed by reference to the price at which the common equity was last sold on the New York Stock Exchange as of December 31, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $2.10 billion.
Number of shares of common stock outstanding as of July 31, 2026:

Class A Common Stock par value $0.01 per share	—	40,438,480
Class B Common Stock par value $0.01 per share	—	6,866,754
Documents incorporated by reference — Certain information required for Part III of this report is incorporated herein by reference to the proxy statement for the 2026 annual meeting of the Company’s stockholders, expected to be filed within 120 days after the close of our fiscal year.

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
The Company was originally incorporated in the state of Delaware on September 15, 2022 as a direct, wholly-owned subsidiary of Sphere Entertainment Co. (“Sphere Entertainment”), formerly known as Madison Square Garden Entertainment Corp. On March 29, 2023, Sphere Entertainment’s board of directors approved the distribution of approximately 67% of the outstanding common stock of the Company to its stockholders (the “MSGE Distribution”), with Sphere Entertainment retaining approximately 33% of the outstanding common stock of the Company (in the form of our Class A common stock, $0.01 par value per share (“Class A common stock”)) immediately following the MSGE Distribution, which occurred on April 20, 2023 (the “MSGE Distribution Date”). Following the completion of secondary offerings by Sphere Entertainment in 2023, Sphere Entertainment no longer owns any of the Company’s Class A common stock. On June 9, 2025, the Company completed its conversion from a corporation organized under the laws of the State of Delaware to a corporation organized under the laws of the State of Nevada.
Unless the context otherwise requires, all references to Sphere Entertainment refer to Sphere Entertainment together with its direct and indirect subsidiaries.
The Company reports on a fiscal year basis ending on June 30th. In this Annual Report on Form 10-K, the fiscal years ended on June 30, 2026, 2025 and 2024 are referred to as “Fiscal Year 2026,” “Fiscal Year 2025,” and “Fiscal Year 2024,” respectively, and the fiscal year ending June 30, 2027 is referred to as “Fiscal Year 2027.”
Overview
MSG Entertainment is a leader in live entertainment experiences, comprised of iconic venues and marquee entertainment content. Utilizing the Company’s powerful brands and live entertainment expertise, the Company delivers unique experiences that set the standard for excellence and innovation while forging deep connections with diverse and passionate audiences. As of June 30, 2026, we managed our business through one reportable segment.
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

Our Strategy
Our strategy is to create world-class live experiences for our guests and partners by leveraging (i) our Company’s unique portfolio of live entertainment assets and brands; (ii) our expertise in venue management, bookings and productions, sponsorship, ticketing, marketing and premium hospitality and content development; (iii) our deep relationships across the entertainment and sports industries; and (iv) our strong connection with diverse and passionate audiences. We believe this strategy enables us to generate long-term value creation for our stockholders.
Key components of our strategy include:
•Enhancing the live entertainment experience for our customers. We use the strength of our venues, expertise and relationships to attract top talent and deliver unforgettable experiences for our guests. We have a track record of designing world-class facilities with top-quality amenities, including our renovations of The Garden, Radio City Music Hall, and the Beacon Theatre. We also continue to explore new ways to use technology to improve the guest experience. From the way our customers buy food, beverage and merchandise, to how we market and process their tickets, to utilizing advanced audio technology in our venues, we strive to give our customers the best experience in the industry. We believe this approach enables us to improve per-event revenue and profitability at our venues and creates a seamless and memorable guest experience that drives repeat visitation to our venues.
•Increasing the utilization of our venues. Part of what drives our success is our “artist first” approach. Through dedicated areas for artists and top-tier service, our talent-friendly environment not only attracts artists to our venues but also brings them back for repeat performances. Another part of this approach is how we use our diverse collection of venues. With seating capacities and configurations that range from 2,800 to 21,000, our venue portfolio enables us to shepherd artists through the growth in their careers, helping us develop deeper industry relationships. We continue to use this “artist first” approach to attract the industry’s top talent with the goal of increasing utilization across all our venues through more multi-night concerts, as well as more marquee special events. We also continue to explore opportunities for new events that would be unique to our venues, including high-profile residencies that would help build our base of events.
•Delivering unrivaled marketing exposure for our partners. Our assets are highly sought after by companies that value the popularity of our venues and entertainment brands. Our value proposition is further strengthened by our sponsorship sales representation agreements with Madison Square Garden Sports Corp. (together with its subsidiaries, as applicable, “MSG Sports”) which enables us to deliver broad-based marketing platforms that combine our assets with MSG Sports’ professional sports brands. We plan to continue utilizing this integrated approach to both renew and extend our relationships with existing partners, as well as to form partnerships with leading companies in emerging industries and in industry verticals where we are currently under-penetrated. We also offer our partners expanded reach through outdoor signage around the Madison Square Garden Complex (as defined below) and Pennsylvania Station (“Penn Station”), a major commuter hub in Manhattan. We plan to selectively explore additional opportunities to grow our external signage portfolio which could increase our existing marketing partnerships packages as well as attract new partners.
•Offering best-in-class premium hospitality products. The Company offers a wide array of premium corporate hospitality offerings that cater to a variety of audiences. For example, The Garden has a range of suite and club products, including 23 Event Level spaces, consisting of 22 suites and an event level club; 58 Lexus Level suites; 18 Infosys Level suites; the Madison Club; and the HUB Loft. These suites and clubs — which provide exclusive private spaces, first-class amenities and some of the best seats in The Garden — are primarily licensed to corporate customers with the majority being multi-year agreements with annual escalators. Through our long-term arena license agreements (the “Arena License Agreements”) with MSG Sports, we also offer suite holders access to MSG Sports’ premium live sporting events. We believe the strength of our product and content offerings, along with the continued importance of corporate hospitality to our partners, position us well with regard to ongoing renewal and new sales activity. We also plan to explore enhancing and expanding our premium hospitality offerings, which would create new monetization opportunities for the Company.
•Understanding our customers. We continue to forge direct relationships with customers and fans, with a focus on understanding how consumers interact with every aspect of the Company. A key component of this strategy is our large and growing proprietary database of millions of customers. The data we collect from our venues and digital products provides the Company with significant insights into our customers, including who is utilizing our digital assets and attending events at our venues. In addition to providing value for our marketing partners, these insights are leveraged to help drive revenue and engagement across our assets, providing us with an opportunity to tailor offerings and cross-promote our products and services, introducing customers to our wide range of assets and brands. We also utilize data to proactively identify potential bookings for our venues.

Our Business
Our Company delivers unforgettable live experiences, all in extraordinary settings, with a substantial presence in the New York market. This creates significant demand for our brands from a wide range of artists, sporting events, premier companies and the public. With a foundation of iconic venues, our Company has a proven ability to leverage the strength of our industry relationships, marketing assets, customer database and live event expertise to create compelling performance, promotion and distribution opportunities for artists, events and productions.
Specifically, the Company produces, presents and hosts a variety of live entertainment events, such as concerts, sporting events, family shows, performing arts events, special events and the wholly-owned Christmas Spectacular production which features the world-famous Radio City Rockettes (the “Rockettes”). In addition, the Company hosts two of the most recognized franchises in professional sports — the NBA’s Knicks and the NHL’s Rangers. All of these live events are held at the Company’s venues: The Garden, the Infosys Theater at Madison Square Garden, Radio City Music Hall, the Beacon Theatre, and The Chicago Theatre. With seating capacities and configurations that range from 2,800 to 21,000, our diverse collection of venues enables us to showcase a multitude of acts and events that cover a wide spectrum of genres to diverse audiences. In Fiscal Year 2026, we hosted approximately 6.4 million guests at nearly 960 events.
Our Bookings Business
Live Entertainment
Our Company is an established industry leader that books a wide variety of live entertainment events in our venues, which perennially include some of the biggest names in music and entertainment. Over the last several years, our venues have been key destinations for artists such as Eagles, The Killers, Drake, Dua Lipa, David Gilmour, Madonna, Harry Styles, Tate McRae, Phish, Dave Matthews Band, Sabrina Carpenter, Andrea Bocelli, Paul Simon, Hugh Jackman, John Mayer, P!nk, Chris Stapleton, Olivia Rodrigo, Billie Eilish, Sebastian Maniscalco, Kevin Hart, Trevor Noah and Dave Chappelle.
In addition, we have successfully developed new ways to increase the utilization of our venues, while creating unique experiences for artists and fans with our various residencies — including The Garden’s first music franchise: Billy Joel at The Garden, which concluded in July 2024 with Billy Joel’s 150th lifetime performance at The World’s Most Famous Arena. The Company’s other residencies include Jerry Seinfeld at the Beacon Theatre, who holds the record for the most performances by any comedian at the historic venue; Seth Meyers & John Oliver at the Beacon Theatre; and the planned 30-night residency from Harry Styles beginning in August 2026 at The Garden. The Company has also in recent years successfully created other unique bookings and residencies across its portfolio of venues, including the multi-year, dual-city residency of Tedeschi Trucks Band at both the Beacon Theatre and The Chicago Theatre, as well as Dave Chappelle at Radio City Music Hall, Hugh Jackman at Radio City Music Hall, Phish’s 13-night “Baker’s Dozen” run at The Garden, Ali Wong at the Beacon Theatre, Tina Fey & Amy Poehler at the Beacon Theatre, and Trey Anastasio’s eight-week virtual residency at the Beacon Theatre — a first for the Company.
Our venues also attract family shows and theatrical productions, which have included: ANNIE, ‘Twas the Night Before… by Cirque du Soleil and Paw Patrol Live!, all of which have played at both The Chicago Theatre and the Infosys Theater at Madison Square Garden. Other significant events that have taken place at our venues include the GRAMMY Awards, Tony Awards, Saturday Night Live’s 50th anniversary concert, Westminster Kennel Club Dog Show, MTV Video Music Awards, New York Comic Con, Tribeca Festival events and the final season premiere of HBO’s Game of Thrones. We have also hosted appearances by luminaries such as His Holiness Pope Francis, His Holiness the Dalai Lama and the Prime Minister of India, Narendra Modi, along with graduations, television upfronts, product launches and film premieres.
Although we primarily license our venues to third-party promoters for a fee, we also promote or co-promote shows. If we serve as promoters or co-promoters of a show, we have economic risk relating to the event.
Sports
MSG Sports’ professional sports teams, the Knicks and the Rangers, are two of the most recognized franchises in sports, with passionate, multigenerational fan bases. The Company has long-term Arena License Agreements with MSG Sports that require the Knicks and the Rangers to play their home games at The Garden, allowing us to continue hosting their fans at The World’s Most Famous Arena.
Our Company also promotes, produces and/or presents a broad array of other live sporting events, including professional boxing, mixed martial arts, college basketball, college hockey, professional bull riding, tennis, esports, professional wrestling, and professional darts. Many of these events are among the most popular in our history and are perennial highlights on our annual sports calendar, as well as some of The Garden’s longest-running associations.
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
In 2022, boxing history was made once again when Katie Taylor and Amanda Serrano became the first women to headline a boxing event at The Garden. The two boxing icons returned in July 2025 for another event when their highly anticipated trilogy bout headlined the first-ever all-female boxing card at The Garden.
Since the return of professional mixed martial arts to New York State in 2016, Madison Square Garden has become a premier destination for major Ultimate Fighting Championship (“UFC”) events which have been headlined by the sport’s biggest stars, including Conor McGregor, George St-Pierre, Daniel Cormier, Israel Adesanya, Alex Pereira, Jon Jones, Stipe Miocic and Islam Makhachev, reinforcing The Garden’s reputation as the stage for combat sports.
College sports have been a mainstay at The Garden for decades, with college basketball being featured at The World’s Most Famous Arena for nearly 90 years. For the 44th consecutive year, Madison Square Garden hosted the annual Big East Tournament in March 2026, which saw St. John’s University successfully defend its Big East Championship title. MSG Entertainment and the Big East Conference have been partners since the Tournament was first played at the iconic venue in 1983, and have extended the partnership through 2032, ensuring the Tournament continues to be college basketball’s longest-running post-season championship held at the same location. In addition, St. John’s University has called The Garden its “home away from home,” at the venue for decades. The Garden also continues to build its college hockey tradition with popular biennial events Red Hot Hockey featuring Cornell University vs. Boston University, and Frozen Apple pitting Cornell against top programs such as Michigan, Penn State, New Hampshire, Harvard, UConn and Quinnipiac.
Other world-class sporting events have included the NBA All-Star Game in 2015, and the NCAA Division I Men’s Basketball East Regional Finals, which The Garden hosted in 2014, 2017 and 2023, with its scheduled return in 2027. And since 2022, the Infosys Theater at Madison Square Garden has hosted the world’s best professional darts players at the annual U.S. Darts Masters.
Our Productions
One of the Company’s core properties, the Christmas Spectacular, runs exclusively at Radio City Music Hall and features the world-famous Rockettes. Since its opening in 1933, this production has become a tradition for many, creating a holiday touchstone that generations of fans want to return to, time and again. The show’s enduring popularity is driven by the incomparable Rockettes, admired for their iconic style of dance, talent and athleticism, as well as their unity both on and off the stage. The Rockettes celebrated their 100th anniversary in calendar year 2025, a major milestone for the longest-running precision dance company in America.
In Fiscal Year 2026, the production returned for its 92nd year — surpassing 1.2 million visitors, the highest attendance in 25 years. In June 2026, the Christmas Spectacular ranked number one on Pollstar’s mid-year Worldwide Performing Arts & Family Shows chart. The Rockettes perform in ten numbers throughout the 90-minute production, which blends classic performances, with innovative immersive technology, including via expansive digital projections, holographic technology and fairy drones. The 2025 production also debuted Radio City Music Hall’s new Sphere Immersive Sound technology. We acquired the rights to the Christmas Spectacular in 1997, and those rights are separate from, and do not depend on the continuation of, our lease of Radio City Music Hall. We also hold rights to the Rockettes brand in the same manner. We lease Radio City Music Hall pursuant to a long-term lease agreement. See “Our Venues — Radio City Music Hall.”
The Company believes it has a significant and unique asset in the Rockettes and continues to strengthen and broaden the brand by targeting the most prominent and effective vehicles that elevate the dance company’s visibility and underscore the Rockettes’ reputation as beloved American cultural icons. We continue to pursue opportunities to generate greater brand awareness, including through television, social media, public appearances and dance education offerings. The Rockettes have appeared or performed at high-profile events and award shows, including Presidential Inaugurations, Macy’s Thanksgiving Day Parade, Macy’s 4th of July Fireworks event, “Christmas in Rockefeller Center” Tree Lighting, New Year’s Eve Times Square Ball Drop, Tony Awards, MTV Video Music Awards, World Pride events, and television shows and holiday specials (Saturday Night Live, America’s Got Talent, Project Runway, The Kacey Musgraves Christmas Show, Jimmy Fallon’s Holiday Seasoning Spectacular, TODAY Show, CBS News Sunday Morning, Live with Kelly and Mark and The Tonight Show Starring Jimmy Fallon). In November 2022, the Rockettes were featured in Hallmark Channel’s movie, “A Holiday Spectacular,” which was shot in part on location at Radio City Music Hall and debuted as part of the network’s Countdown to Christmas programming.

We are also committed to ensuring that the best dancers from all backgrounds can become Rockettes, and are actively strengthening our relationships within the dance community, expanding where we hold scouting sessions, and opening education and training opportunities to more dancers through our dancer development program – including Rockettes Conservatory and Rockettes Preparatory. Held at Radio City Music Hall in the summertime, Rockettes Conservatory and Rockettes Preparatory are no-fee, invite-only intensive training programs that provide invited dancers with the opportunity to learn the Rockettes Precision Dance Technique from the Rockettes themselves, with Conservatory hosting more advanced, pre-professional dancers and Preparatory training dancers who are new to the precision style. The dancer development program was designed as an investment in promising dancers’ futures, and in addition to becoming a multi-step talent pipeline for future Rockettes, it is intended to ensure the dance company continues to evolve by attracting the best dancers. The dance company continues to foster relationships with a variety of dance organizations, including The Ailey School, Dance Theatre of Harlem, Harlem School of the Arts, International Association of Blacks in Dance and The Chloé and Maud Foundation, to provide program support, introduce staff and students to the unique world of precision dance and actively engage with dancers for our dancer development program.
Our Venues
The Company operates a mix of iconic venues that continue to build on their historic prominence as destinations for unforgettable experiences and events.
We own or operate under long-term leases a total of five venues in New York City and Chicago. These venues are: The Garden, the Infosys Theater at Madison Square Garden, Radio City Music Hall, and the Beacon Theatre in New York City; and The Chicago Theatre.
The Garden
The Garden has been a celebrated center of New York life since it first opened its doors in 1879. Over its nearly 150-year history, there have been four Garden buildings, each known for showcasing the best of the era’s live sports and entertainment offerings. We believe that The Garden has come to epitomize the power and passion of live sports and entertainment to people around the world, with an appearance at The Garden often representing a pinnacle of an athlete’s or performer’s career. Known as The World’s Most Famous Arena, The Garden has been the site of some of the most memorable events in sports and entertainment, and together with the Infosys Theater at Madison Square Garden, has hosted hundreds of events and millions of visitors each year. Music industry subscribers to the trade magazine Pollstar have voted The Garden “Arena of the Year” 23 times since the inception of the awards in 1989. The Garden also regularly ranks among the top three highest-grossing entertainment venues of its size in the world based on Billboard magazine’s year-end venue rankings, including in the calendar year 2025 rankings.
Over The Garden’s history, it has been the setting for countless “big events,” inspired performances and one-of-a-kind moments that have helped define sports, entertainment and culture. Highlights include “The Fight of the Century” between Muhammad Ali and Joe Frazier in 1971; the Knicks’ run to NBA Championships in 1970, 1973 and 2026; the Rangers’ 1994 Stanley Cup Championship; three Democratic National Conventions and one Republican National Convention; Marilyn Monroe’s famous birthday serenade to President John F. Kennedy; Frank Sinatra’s “Main Event” concert in 1974; the 25th Anniversary Rock and Roll Hall of Fame concerts; the 60th Annual Grammy Awards; and Billy Joel’s record-breaking 150 lifetime performances at The Garden. In September 2015, His Holiness Pope Francis celebrated Mass at The Garden as part of his successful U.S. visit, which marked the first time a current pope has visited The Garden since Pope John Paul II in 1979. The Garden has also hosted four prominent benefit concerts, which galvanized the public to respond to national and global crises, including the first of its kind, “The Concert for Bangladesh” in 1971, as well as “The Concert for New York City,” following the events of 9/11; “From the Big Apple to the Big Easy,” held after Hurricane Katrina in 2005; and “12-12-12, The Concert for Sandy Relief” in 2012. In March 2026, The Garden hosted the first annual “Thank You, NYPD” event, a private concert exclusively for NYPD officers and employees, and their families, to celebrate the department’s dedication to keeping New York City safe. In February 2020, To Kill a Mockingbird became the first-ever Broadway play to perform at The Garden with an entirely free performance for 18,000 New York City public school students.
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

Following a three-year, top-to-bottom renovation, in October 2013, The Garden was fully transformed, featuring improved sightlines, additional entertainment and dining options, new concourses, upgraded hospitality areas, new technology, unique historic exhibits and a completely transformed interior, where the intimacy of the arena bowl and The Garden’s world-famous ceiling were maintained. Focused on the total fan experience, the renovation was designed to benefit everyone in attendance, whether first-time visitors, season ticket subscribers, athletes, artists, suite holders or marketing partners. The Garden’s renovation ensured that attending an event at The World’s Most Famous Arena remained unlike anywhere else.
We own the Madison Square Garden Complex, the platform on which it is built and development rights (including air rights) above our property. Madison Square Garden sits atop Penn Station, a major commuter hub in Manhattan, which is owned by the National Railroad Passenger Corporation (“Amtrak”). While the development rights we own would permit us to expand in the future, any such use of development rights would require various approvals from the City of New York. The Garden seats up to approximately 21,000 spectators for entertainment and sporting events and, along with the Infosys Theater at Madison Square Garden, contains approximately 1,100,000 square feet of floor space over 11 levels.
Infosys Theater at Madison Square Garden
The Infosys Theater at Madison Square Garden, which has approximately 5,600 seats, opened as part of the fourth Madison Square Garden Complex in 1968. Since then it has hosted a mix of events that span entertainment, sports and culture, including some of the biggest names in live entertainment: The Who, Diana Ross, Elton John, James Taylor, Mary J. Blige, Pentatonix, John Legend, Karol G, Ellie Goulding, Doechii, Katseye, Chris Rock, Neil Young, Bill Maher, J Balvin, Nicky Jam, Aziz Ansari, Alejandro Sanz, Bert Kreischer and Van Morrison. The Infosys Theater at Madison Square Garden has also been the site for several boxing events including the inaugural World Championships of the Professional Fighters League, as well as the NBA and NFL Drafts, and the U.S. Darts Masters. In addition, it has hosted various product launches, upfronts, award shows, and other special events such as Wheel of Fortune and audition shows for America’s Got Talent, as well as a variety of theatrical productions and family shows, including ANNIE, ’Twas the Night Before… by Cirque du Soleil, A Christmas Story, Elf The Musical, Paw Patrol Live! and Sesame Street Live!. In February 2026, the Company announced an expanded partnership with Infosys, a global leader in next-generation digital services and consulting, that included naming rights to the venue. According to Billboard’s calendar year 2025 year-end venue rankings, the Infosys Theater at Madison Square Garden was ranked in the top 10 highest grossing venues of its size in the U.S.
In June 2026, the Company announced that it had entered into a non-binding memorandum of understanding with Penn Transformation Partners, a consortium comprised of Halmar Infrastructure Development, Inc. and Skanska Infrastructure Development, Inc. (collectively, the “Master Developer”), contemplating the transfer of the Infosys Theater at Madison Square Garden to the Master Developer in connection with the redevelopment of Penn Station, subject to further negotiation and execution of definitive documentation, see “Item 1A. Risk Factors — Economic and Operational Risks — The redevelopment of Penn Station may disrupt the operations of The Garden, which may adversely affect our business and results of operations” for further details.
Radio City Music Hall
Radio City Music Hall has a rich history as a national theatrical and cultural mecca since it was first built by theatrical impresario S.L. “Roxy” Rothafel in 1932. Known as “The Showplace of the Nation,” it was the first building in the Rockefeller Center complex and, at the time, the largest indoor theater in the world. Radio City Music Hall, a venue with approximately 6,000 seats, hosts concerts, family shows and special events, and is home to the Christmas Spectacular. See “— Our Productions.” Over its history, entertainers who have graced the Great Stage include: Tony Bennett, Aretha Franklin, Lady Gaga, Brian Wilson, Harry Styles, Raye, Diana Ross, Olivia Rodrigo, Josh Groban, Mariah Carey, Lorde, Hugh Jackman, Nine Inch Nails, David Byrne, Trey Anastasio, Khalid, Christina Aguilera, Britney Spears, The Weeknd, Hasan Minhaj, Billie Eilish, Sebastian Maniscalco, Jim Gaffigan, David Gilmour and Dave Chappelle. Radio City Music Hall was recognized by Pollstar magazine as Theatre of the Decade for 2009-2019 and regularly ranks as the highest-grossing entertainment venue of its size in the world, based on Billboard magazine’s mid-year and year-end venue rankings. The venue has ranked number one worldwide eight of the last ten years for venues with capacities of 5,001 to 10,000, including in calendar year 2025, according to Billboard’s year-end venue rankings.
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
In November 2025, the venue debuted Sphere Immersive Sound – the world’s most advanced concert audio system – marking the next evolution in the nearly 100-year legacy of Radio City Music Hall. The system was first utilized for the 2025 Christmas Spectacular before being utilized for all concerts and events at Radio City in January 2026, beginning with a performance from the New York Philharmonic led by conductor Gustavo Dudamel. Sphere Immersive Sound technology, which is also utilized at the Beacon Theatre, uses advanced 3D audio beamforming and wave field synthesis technology to transform how audio is delivered, resulting in controlled, consistent, and crystal-clear audio for audiences, regardless of where they are seated in the venue.
We lease Radio City Music Hall, located at Sixth Avenue and 50th Street in Manhattan, pursuant to a long-term lease agreement. In July 2021, the Company extended the term of the lease through August 31, 2038, with an option to renew for an additional 10 years by providing two years’ notice prior to expiration.
Beacon Theatre
In November 2006, we entered into a long-term lease agreement to operate the legendary Beacon Theatre, a venue with approximately 2,800 seats, which sits on the corner of Broadway and 74th Street in Manhattan. The Beacon Theatre was conceived by S. L. “Roxy” Rothafel and is considered the “older sister” to Radio City Music Hall. Designed by Chicago architect Walter Ahlschlager, the Beacon Theatre opened in 1929 as a forum for vaudeville acts, musical productions, drama, opera and movies. The Beacon Theatre was designated a New York City landmark by the NYC Landmarks Preservation Commission in 1979 and a national landmark on the National Register of Historic Places in 1982. Over its history, the Beacon Theatre has been a venerable rock & roll room for some of the greatest names in music, including: Steely Dan, Coldplay, Bono, Bonnie Raitt, Crosby Stills & Nash, Elton John, Mavis Staples, Gov’t Mule, Tedeschi Trucks Band, Eddie Vedder, John Mellencamp, Jackson Browne, ZZ Top, Widespread Panic and Bob Dylan, as well as The Allman Brothers Band, which played its 238th show at the Beacon Theatre in October 2014, marking their final concert as a band. In recent years, the venue has become a comedy haven, hosting a Jerry Seinfeld residency and multi-night stands from comedians including Tina Fey & Amy Poehler, Seth Meyers & John Oliver, Hasan Minhaj & Ronny Chieng, Ali Wong, Trevor Noah, Chelsea Handler, Jim Gaffigan, Taylor Tomlinson, and Nate Bargatze. The venue has also hosted special events, such as film premieres for Tribeca Festival, along with numerous luminaries such as His Holiness the Dalai Lama in 2009 and 2013, and President Bill Clinton in 2006, when the Rolling Stones played a private concert in honor of his 60th birthday. In Fall 2020, the Company and Trey Anastasio presented The Beacon Jams, the venue’s first-ever virtual residency which included eight weekly shows that were streamed live to hundreds of thousands of fans and raised more than $1 million for charity.
In August 2008, the Beacon Theatre was closed for a seven-month restoration project to return the theater to its original 1929 grandeur. The restoration of the Beacon Theatre focused on all historic, interior public spaces of the building, backstage and back-of-house areas, and was based on extensive historic research, as well as detailed, on-site examination of original, decorative painting techniques that had been covered by decades-old layers of paint. The Beacon Theatre has won several architectural awards recognizing its outstanding restoration. The widely acclaimed, comprehensive restoration was similar to our restoration of Radio City Music Hall and reflects our commitment to New York City. In August 2022, Sphere Immersive Sound made its concert debut at the Beacon Theatre – the first-ever venue to feature this new sound system – with two acoustic performances from Trey Anastasio. Sphere Immersive Sound is also utilized at Sphere in Las Vegas (which opened in September 2023) and at Radio City Music Hall. The Beacon Theatre regularly ranks as one of the highest-grossing entertainment venues of its size in the world, including in the top five for venues of its size in calendar year 2025, based on Billboard magazine’s year-end venue rankings.
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
The Chicago Theatre has become a highly attractive destination for concerts, comedy shows and other live events, hosting a wide range of entertainers, including Bob Dylan, Mumford & Sons, David Byrne, Ed Sheeran, Wilco, Neil Young, Ringo Starr, Diana Ross, Madonna, Jerry Seinfeld, Janet Jackson, Elvis Costello, Patti Smith, Bob Weir, Jim Gaffigan, Josh Johnson, Conan O’Brien, Amy Schumer, Steely Dan and Brett Eldredge. The venue has also hosted theatrical tours such as ANNIE, ’Twas the Night Before… by Cirque du Soleil, A Christmas Story, The Wizard of Oz, Paw Patrol Live! and Dr. Seuss’ How The Grinch Stole Christmas! The Musical. The Chicago Theatre regularly ranks as one of the highest-grossing entertainment venues of its size in the world, including in the top five for venues of its size in calendar year 2025, based on Billboard magazine’s year-end venue rankings.

Intellectual Property
We create, own and license intellectual property in the countries in which we operate, have operated or intend to operate, and it is our practice to protect our trademarks, brands, copyrights, inventions and other original and acquired works. We have registered many of our trademarks and have filed applications for certain others. Our registrations and applications relate to trademarks and inventions associated with, among other, Madison Square Garden and the Radio City Rockettes brands. We believe our ability to maintain and monetize our intellectual property rights, including our brand logos, is important to our business, our brand-building efforts and the marketing of our products and services. We cannot predict, however, whether steps taken by us to protect our proprietary rights will be adequate to prevent misappropriation of these rights or protect against vulnerability to oppositions or cancellation actions due to non-use. See “Item 1A. Risk Factors — Risks Related to Cybersecurity and Intellectual Property — We have in the past and may in the future become subject to infringement or other claims relating to our content or technology” and “Item 1A. Risk Factors — Risks Related to Cybersecurity and Intellectual Property — Theft of our intellectual property may have a material negative effect on our business and results of operations.”
Our Community
The Company actively engages with and supports the communities we serve through a variety of important initiatives. The Company’s most recent Corporate Social Responsibility Report can be found on our website under “Our Community.”
We are proud to play a leadership role organizing extraordinary events such as opening The Garden to the “12-12-12” benefit concert organized post-Superstorm Sandy, which raised more than $50 million for hurricane victims. In February 2020, The Garden opened its doors to 18,000 New York City public school students for an exclusive, free performance of the Broadway production of To Kill a Mockingbird. In March 2026, the Company launched “Thank You, NYPD” an ongoing initiative that encourages the public to thank the NYPD for their service to New York City. The first annual “Thank You, NYPD” event raised $500,000 for the New York City Police Foundation. The Company is also dedicated to effecting positive change through other social impact and cause-related initiatives including philanthropic food and other in-kind donations. The Company provides funding annually to various non-profit organizations across the country, as well as in-kind contributions such as tickets, promotional items and food to schools, charities and community-based organizations in the local area. During the COVID-19 pandemic, the Company worked with dozens of local restaurants and charities to donate approximately 200,000 meals to families in need.
The Garden of Dreams Foundation
The centerpiece of the Company’s philanthropy is The Garden of Dreams Foundation (“GDF”), a non-profit organization that assists young people in need. Since it was established in 2006, GDF has donated nearly $100 million in grants and other donations, including in-kind donations, impacting more than 480,000 young people and their families. GDF focuses on young people facing illness or financial challenges, as well as children of uniformed personnel who have been lost or injured while serving our communities. In partnership with the Company, MSG Sports, and Sphere Entertainment, GDF provides young people in our communities with access to educational and skills opportunities; mentoring programs and memorable experiences that enhance their lives, help shape their futures and create lasting joy. Each year, as part of its Season of Giving, Garden of Dreams partners with the Radio City Rockettes, and MSG Sports’ Knicks and Rangers, on a wide range of charitable programs. GDF further supports its mission by providing a core group of non-profit partners with critical funding to ensure their long-term success.
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
The data protection landscape continues to evolve in the United States. As our operations and business grow, we may become subject to or affected by new or additional data protections laws and regulations and face increased scrutiny or attention from regulatory authorities. For example, California passed a comprehensive data privacy law, the California Consumer Privacy Act of 2018 (the “CCPA”), and a growing number of other states, including New Jersey, Virginia, Colorado, Utah and Connecticut, among others have also passed similar laws, and additional states may do so in the near future. Additionally, the California Privacy Rights Act (the “CPRA”) imposes additional data protection obligations on covered businesses, including additional consumer rights procedures and obligations, limitations on data uses, new audit requirements for higher risk data, and constraints on certain uses of sensitive data. Further, there are several legislative proposals in the United States, at both the federal and state level, that could impose new privacy and security obligations.
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
Human Capital Resources
We believe the strength of our workforce is one of the significant contributors to our success. Our key human capital management objectives are to invest in and support our employees in order to attract, develop and retain a high-performing and diverse workforce.
Talent
As of June 30, 2026, we had approximately 1,060 full-time union and non-union employees and approximately 5,200 part-time union and non-union employees.
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
Meaningful employee engagement programs: We invest in meaningful programming that builds connections, recognition, and a sense of belonging across our workforce. From culture-focused campaigns and milestone celebrations to employee recognition, these efforts reinforce our shared purpose of making the unforgettable happen.
As of June 30, 2026, approximately 70% of our employees were represented by unions. Approximately 27% of such union employees are subject to collective bargaining agreements (“CBAs”) that expired as of June 30, 2026 and approximately 36% are subject to CBAs that will expire by June 30, 2027 if they are not extended prior thereto. Labor relations can be volatile, though our current relationships with our unions taken as a whole are positive. We have from time to time faced labor action or had to make contingency plans because of threatened or potential labor actions.
Financial Information about Geographic Areas
All revenues and assets of the Company are attributed to or located in the United States. A majority of the Company’s revenues and assets are concentrated in New York City.
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
The success of our business is largely dependent on the continued success of the Christmas Spectacular, and the availability of, and our venues’ ability to attract concerts, family shows, sporting events and other events, competition for which is intense, and the ability of performers to attract strong attendance at our venues. For example, The Garden, the Infosys Theater at Madison Square Garden, Radio City Music Hall and the Beacon Theatre all compete with other entertainment options in the New York City metropolitan area and elsewhere. The Chicago Theatre faces similar competition from other entertainment options in its market and elsewhere.

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
The financial results of our business are dependent on the Christmas Spectacular production, for which the 2025 production represented 18% of our revenues in Fiscal Year 2026. Fan and consumer tastes also change frequently and it is a challenge to anticipate what will be successful at any point in time. The popularity of the Christmas Spectacular has in the past declined, for example, as a result of the COVID-19 pandemic, and if it were to decline in the future (including, for example, due to an economic downturn or another pandemic or other public health emergency), our revenues from ticket sales and concession and merchandise sales would decline, possibly materially as they did during the COVID-19 pandemic, and we might not be able to replace the lost revenue with revenues from other sources.
As a result of our commercial agreements with MSG Sports, the success of our business is also impacted in part by the popularity of MSG Sports’ Knicks and Rangers franchises with their fan bases and, in varying degrees, the teams achieving on-court and on-ice success, which can generate fan enthusiasm, resulting in additional suite, sponsorship, food and beverage and merchandise sales during the teams’ regular seasons. Furthermore, success in the regular season may qualify the Knicks and Rangers for participation in post-season playoffs, which provides us with additional revenue by increasing the number of games played by the teams at The Garden, resulting in additional food and beverage and merchandise sales and potentially helping improve attendance in subsequent seasons and increasing the popularity of our premium hospitality offerings and sponsorships.
Our business strategy may, in the future, include the development of new productions, which could require us to make considerable investments for which there can be no guarantee of success.
As part of our business strategy, we may, in the future, explore the development of new productions for our existing venues, which may include expansions or enhancements of our existing productions or the creation of entirely new productions. Expansion or enhancement of productions and/or the development of new productions could require significant upfront expense that may never result in a viable show, as well as investment in sets, staging, creative processes, commissioning and/or licensing of intellectual property, casting and advertising, and may displace other alternative sources of entertainment that may have played in our venues absent these productions. To the extent that any efforts at expanding or enhancing productions or creating new productions do not result in a viable show, or to the extent that any such productions do not achieve expected levels of popularity among audiences, we may not recover the substantial expenses we previously incurred for non-capitalized investments. We have in the past written off, and may in the future write off, all or a portion of capitalized investments. In addition, any delay in launching potential productions or enhancements has in the past resulted and could in the future result in the incurrence of operating costs that are not recouped. For example, we wrote off approximately $75.4 million of deferred production costs across Fiscal Years 2016 and 2017 related to the New York Spectacular Starring the Radio City Rockettes.
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
Many arenas, ballparks and stadiums nationally and in New York City have received significant public support, such as tax-exempt financing, other tax benefits, direct subsidies and other contributions, including for public infrastructure critical to the facilities such as parking lots and transit improvements. Our Madison Square Garden Complex benefits from a more limited real estate tax exemption pursuant to an agreement with the City of New York, subject to certain conditions, and legislation enacted by the State of New York in 1982. For Fiscal Year 2026, the tax exemption was $45 million. From time to time, there have been calls to repeal or amend the tax exemption. For example, in January 2023, a number of elected representatives from New York issued a public letter and, in July 2023, the New York City Independent Budget Office issued a report, in each case noting the tax exemption status should be reexamined. Further, in January 2025, four New York state senators introduced legislation to discontinue the real property tax exemption for The Garden. Any repeal of the tax exemption status would require action by the New York State legislature.
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
Our business depends upon the ability and willingness of consumers and businesses to purchase tickets at our venues, license suites and club memberships at The Garden, spend on food and beverages and merchandise, and drive continued sponsorship and signage revenues, and these revenues are sensitive to general economic conditions, recession, fears of recession and consumer behavior, including due to the impacts of tariffs. For example, following the 2008 financial crisis, we experienced a lower level of event bookings and reduced renewals of certain of our suite licenses, which adversely affected the Company’s results of operations. Further, the industry is often affected by changes in consumer tastes, national, regional and local economic conditions, discretionary spending priorities (including spending on leisure travel), demographic trends, traffic patterns and the type, number and location of competing businesses.
Consumer and corporate spending has in the past declined and may in the future decline at any time for reasons beyond our control. The risks associated with our businesses generally become more acute in periods of a slowing economy or recession, which may be accompanied by reductions in corporate sponsorship and signage and decreases in attendance at live events, among other things, which we have experienced in the past and may experience in the future. In addition, inflation, which has risen significantly in recent years, has resulted in and may continue to result in increased operational costs, including labor costs. Inflation may also increase our costs for food and beverage, merchandise, production materials, technology equipment, venue maintenance and other capital projects, and we may not be able to offset these increased costs through increased pricing or other revenues. Volatility in, and uncertainty regarding, inflation rates, as well as continued elevated interest rates in response to concerns about inflation may have the effect of further increasing economic uncertainty and heightening these risks. As a result, instability and weakness of the U.S. and global economies, disruptions to financial markets, inflation, recession, high unemployment, the imposition of tariffs, geopolitical events, including another outbreak similar to the COVID-19 pandemic or public health emergency, and the resulting negative effects on consumers’ and businesses’ discretionary spending, have in the past materially negatively affected, and may in the future materially negatively affect our business and results of operations. A prolonged period of reduced consumer or corporate spending, including with respect to sponsorship, such as during the COVID-19 pandemic, has in the past and could in the future have an adverse effect on our business and our results of operations. See “— Our operations and operating results have been, and may in the future be, materially impacted by a pandemic or other public health emergency.”
Our operations and operating results have been, and may in the future be, materially impacted by a pandemic or other public health emergency.
A major epidemic or pandemic, such as the COVID-19 pandemic, or the threat or perceived threat of such an event, has in the past adversely affected and could in the future adversely affect attendance at our events and venues by discouraging public assembly at our events and venues. Although the Company saw a return to normal business operations following the COVID-19 pandemic, it is unclear to what extent another pandemic or public health emergency could result in renewed government or league-mandated capacity restrictions or vaccination/mask requirements or impact the use of and/or demand for our venues, demand for our sponsorship and signage assets, deter our employees and vendors from working at our venues (which may lead to difficulties in staffing), result in event bookings being cancelled or postponed, or otherwise materially impact our operations. Governmental regulations enacted in response to the COVID-19 pandemic or another pandemic or public health emergency have in the past impacted, and could impact in the future, the revenue we derive and/or the expenses we incur from events that we choose to host such that events that were historically profitable would instead result in losses, and could also materially impact the payments we receive under the Arena License Agreements to the extent the Knicks and/or the Rangers are required to play games without an audience during future seasons or to suspend, cancel or otherwise reduce the number of games scheduled in the regular season or playoffs. See “ — We are subject to extensive governmental regulation and our failure to comply with these regulations may have a material negative effect on our business and results of operations.”
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
The Company primarily operates in New York City and, as a result, is subject to greater degrees of risk than competitors with more operating properties or that operate in more markets. The Garden, the Infosys Theater at Madison Square Garden, Radio City Music Hall and the Beacon Theatre are all located in New York City. Therefore, the Company is particularly vulnerable to adverse events (including government actions, acts of terrorism, natural disasters, epidemics, pandemics, weather conditions and labor market disruptions) and economic conditions in New York City and surrounding areas. For example, our operations and operating results were materially impacted by the COVID-19 pandemic. See “— Our operations and operating results have been, and may in the future be, materially impacted by a pandemic or other public health emergency.”
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
From time to time, we may explore opportunities to purchase or invest in other businesses, venues or assets that we believe will complement, enhance or expand our current business or that might otherwise offer us growth opportunities, including opportunities that may differ from the Company’s current business. Any transactions that we are able to identify and complete may involve risks, including the commitment of significant capital, the incurrence of indebtedness, the payment of advances, the diversion of management’s attention and resources from our existing business to develop and integrate the acquired or combined business, the inability to successfully integrate such business or assets into our operations, litigation or other claims in connection with acquisitions or against companies we invest in or acquire, our lack of control over certain companies, including joint ventures and other minority investments, the risk of not achieving the intended results and the exposure to losses if the underlying transactions or ventures are not successful. At times, we have had, and we may again in the future have, significant investments in businesses that we account for under the equity method of accounting. Certain of these investments have generated operating losses in the past and certain of these have required additional investments from us in the form of equity or loans. There can be no assurance that these investments will become profitable individually or in the aggregate or that they will not require material additional funding from us in the future.
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
The redevelopment of Penn Station may disrupt the operations of The Garden, which may adversely affect our business and results of operations.
The Garden sits above Penn Station and the Infosys Theater at Madison Square Garden is part of the Penn Station footprint. On June 8, 2026, in connection with the proposed redevelopment of Penn Station, the Company announced it had entered into a non-binding memorandum of understanding with the Master Developer, which was previously selected by The National Railroad Passenger Corporation (“Amtrak”) to redevelop Penn Station, subject to the execution of various binding agreements (the “Developer Agreements”), contemplating the transfer of the Infosys Theater at Madison Square Garden to the Master Developer and acknowledging that The Garden must remain fully operational at all times as required by the Company, subject to further negotiation and execution of definitive documentation between the Company and the Master Developer and the execution of the Developer Agreements. There can be no assurance that the redevelopment of Penn Station or the transactions involving the Company, Amtrak and the Master Developer described above (including the transfer of the Infosys Theater at Madison Square Garden) will be completed on the terms described above, or at all. Regardless of the terms of the Developer Agreements and the completion of the redevelopment of Penn Station, that redevelopment may disrupt the operations of The Garden and the Infosys Theater at Madison Square Garden, which may adversely affect our business and results of operations.
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
•Public Health and Safety. As a result of government mandated assembly limitations and closures implemented in response to the COVID-19 pandemic, our venues were unable to host events for the substantial majority of 2020 and 2021. There can be no assurance that some or all of these restrictions will not be imposed again in the future due to another pandemic or public health emergency. We are unable to predict what the long-term effects of these events, including renewed government regulations or requirements, will be. For example, future governmental regulations adopted in response to another pandemic or public health emergency may impact the revenue we derive and/or the expenses we incur from the events that we choose to host, such that events that were historically profitable would instead result in losses. See “— Our operations and operating results have been, and may in the future be, materially impacted by a pandemic or other public health emergency.”

•Hospitality-related Permits/Licenses. We hold liquor licenses at each of our venues and are subject to licensing requirements with respect to the sale of alcoholic beverages in the jurisdictions in which we serve those beverages. Failure to receive or retain, or the suspension of, liquor licenses or permits could interrupt or terminate our ability to serve alcoholic beverages at the applicable venue and could have a material negative effect on our business and our results of operations. For example, the New York State Liquor Authority has in the past threatened to revoke certain of the Company’s liquor licenses, alleging that the Company’s policy of temporarily excluding adverse attorneys from entering its venues during the course of ongoing litigation violates New York state beverage laws. Additional regulation relating to liquor licenses may limit our activities in the future or significantly increase the cost of compliance, or both. In the jurisdictions in which our venues are located, we are subject to statutes that generally provide that serving alcohol to a visibly intoxicated or minor patron is a violation of the law and may provide for strict liability for certain damages arising out of such violations. Our liability insurance coverage may not be adequate or available to cover any or all such potential liability.
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
•Zoning and Building Regulations. Our venues are subject to zoning and building regulations including permits relating to the operation of The Garden. The Garden requires a zoning special permit, which was originally granted by the New York City Planning Commission in 1963 and most recently renewed in September 2023 for five years. The Garden sits above Penn Station. Certain government officials and special interest groups have in the past used, and may in the future use, the renewal process for the zoning special permit to pressure us to make concessions such as financial contributions to the redevelopment of Penn Station or relocating or transferring all or portions of the Madison Square Garden Complex. See “— The redevelopment of Penn Station may disrupt the operations of The Garden, which may adversely affect our business and results of operations.” There can be no assurance regarding the future renewal of the special permit or the terms thereof (including requirements for us to make significant capital expenditures as a condition to renewal of the permit), and the failure to obtain such renewal or to do so on favorable terms would have a material negative effect on our business.
•Data Privacy. We are subject to data privacy and protection laws, regulations, policies and contractual obligations that apply to the collection, transmission, storage, processing and use of personal information or personal data, which, among other things, impose certain requirements relating to the privacy and security of personal information. The variety of laws and regulations governing data privacy and protection, and the use of the internet as a commercial medium, are rapidly evolving, extensive and complex, and may include provisions and obligations that are inconsistent with one another or uncertain in their scope or application. The data protection landscape continues to evolve in the United States. As our operations and business grow, we may become subject to or affected by new or additional data protection laws and regulations and face increased scrutiny or attention from regulatory authorities. For example, California has passed a comprehensive data privacy law, the CCPA, and numerous other states, including New Jersey, Virginia, Colorado, Utah and Connecticut, have also passed similar laws, and various additional states may do so in the near future. Additionally, the CPRA imposes additional data protection obligations on covered businesses, including additional consumer rights procedures and obligations, limitations on data uses, new audit requirements for higher-risk data, and constraints on certain uses of sensitive data. Further, there are several legislative proposals in the United States, at both the federal and state level, that could impose new privacy and security obligations. We cannot yet determine the impact that these future laws and regulations may have on our business. As new privacy- and security-related laws and regulations are implemented, the time and resources needed for us to comply with such laws and regulations, as well as our potential liability for non-compliance with such laws and regulations, may increase. In addition, governmental authorities and private litigants continue to bring actions against companies for online collection, use, dissemination and security practices that are unfair or deceptive. We may incur significant legal expenses or reputational damage for data privacy or security claims regardless of whether we are found to be liable.
Our business is subject to a variety of other laws and regulations, including licensing, permitting, and historic designation and similar requirements; laws related to ticketing practices; working conditions, labor, immigration and employment laws; tax regulations; health, safety and sanitation requirements; compliance with the Americans with Disabilities Act (and related state and local statutes) and anti-bribery and anti-corruption, anti-money laundering, export control and sanctions laws. In addition, our business may be subject to future laws and regulations in these and other areas, which may create incremental and new compliance obligations. For example, federal, state and local laws and regulatory scrutiny relating to ticketing practices, including pricing and fee disclosure, refunds, transferability, resale activity and the use of ticketing service providers, could require us to change business practices, increase compliance costs, reduce flexibility in distributing or pricing tickets, or subject us to litigation, penalties or reputational harm.

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
In addition, changes in international trade policies and practices, including tariffs and trade barriers, and the economic impacts, volatility and uncertainty resulting therefrom, could have an adverse impact on our business and results of operations.
Our business is subject to seasonal fluctuations, and our operating results and cash flows have in the past varied, and could in the future, vary substantially from period to period.
Our revenues and expenses have been seasonal and we expect they will continue to be seasonal. For example, 18% of our revenues in Fiscal Year 2026 were derived from the Christmas Spectacular (compared to the 2024 production representing 18% of our revenues in Fiscal Year 2025). Our revenues are highest in the second quarter of our fiscal year when these performances primarily occur. As a result of seasonality, our business earns a disproportionate amount of its revenue and operating income in the second quarter of each fiscal year. Therefore, our operating results and cash flows reflect significant variation from period to period and will continue to do so in the future. Consequently, period-to-period comparisons of our operating results or cash flows may not necessarily be meaningful and the operating results or cash flows of one period are not indicative of our financial performance during a full fiscal year. This variability may adversely affect our business, results of operations and financial condition.
Labor matters may have a material negative effect on our business and results of operations.
Our business is dependent upon the efforts of unionized workers. As of June 30, 2026, approximately 4,400 full-time and part-time employees, who represent approximately 70% of the Company’s workforce, were subject to CBAs. Approximately 27% of such union employees are subject to CBAs that expired as of June 30, 2026 and approximately 36% are subject to CBAs that will expire by June 30, 2027 if they are not extended prior thereto. Any labor disputes, such as strikes or lockouts, with the unions with which we have CBAs could have a material negative effect on our business and results of operations (including our ability to produce or present concerts, programming, theatrical productions, sporting events and other events). Additionally, changes in labor, immigration or other laws or related enforcement practices could reduce the availability of, or increase the cost of, unionized, seasonal or specialized labor needed to operate our venues and productions.
Additionally, NBA and NHL players are covered by CBAs. Both leagues have experienced labor difficulties in the past and may have labor issues in the future, such as player strikes or management lockouts. If any Knicks or Rangers games are cancelled because of any such labor difficulties, the loss of revenue, including from customers who would have attended home games at The Garden, would have a negative impact on our business and results of operations.
If we are unable to attract and retain qualified people or to do so on reasonable terms, our venues could be short staffed or become more expensive to operate and affect our ability to meet our customers’ demand, any of which could materially adversely affect our business and results of operations. For example, we have in the past faced difficulty in maintaining staffing at our venues and retaining talent in our corporate departments as a result of labor market disruptions due to the COVID-19 pandemic and otherwise, which resulted in scaling back hours and days of operations in certain markets and venues.
There is a risk of injuries and accidents in connection with our venues, which could subject us to personal injury or other claims; we are subject to the risk of adverse outcomes or negative publicity in other types of litigation.
There are inherent risks associated with producing and hosting events and operating, maintaining, renovating or constructing our venues. See “— The redevelopment of Penn Station may disrupt the operations of The Garden, which may adversely affect our business and results of operations.” As a result, personal injuries, accidents and other incidents have occurred and may occur from time to time, which have in the past subjected, and could in the future subject, us to claims and liabilities.
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
The Company is highly leveraged with a significant amount of debt and may continue to incur additional debt in the future. As of June 30, 2026, our total indebtedness was $579 million, $30 million of which matures before the end of Fiscal Year 2027.
MSG National Properties, LLC (“MSG National Properties”) and certain other subsidiaries are party to a five-year $609,375 senior secured term loan facility (the “National Properties Term Loan Facility”) and a five-year $150 million revolving credit facility (the “National Properties Revolving Credit Facility” and, together with the National Properties Term Loan Facility, the “National Properties Facilities”), which are guaranteed by MSG Entertainment Holdings, to fund working capital needs, for general corporate purposes of MSG National Properties and its subsidiaries, and to make distributions to MSG Entertainment Holdings (as amended or supplemented from time to time, the “National Properties Credit Agreement”). As of June 30, 2026, outstanding letters of credit were $18 million and the remaining balance available under the National Properties Revolving Credit Facility was $132 million. The National Properties Facilities will mature on June 27, 2030. The principal obligations under the National Properties Term Loan Facility are repaid in quarterly installments that commenced with the fiscal quarter ended September 30, 2025 in an aggregate amount equal to 5.0% per annum (1.25% per quarter), with the balance due at the maturity of the facility. The principal obligations under the National Properties Revolving Credit Facility are due at the maturity of the facility. The National Properties Credit Agreement also includes financial covenants requiring MSG National Properties and its restricted subsidiaries to maintain a specified minimum debt service coverage ratio and specified maximum total leverage ratio.
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
The failure to satisfy the covenants, including any inability to obtain a covenant waiver, and other requirements under the credit agreement could trigger a default thereunder, acceleration of outstanding debt thereunder and a demand for payment under the guarantee provided by MSG Entertainment Holdings, which would negatively impact our liquidity and could have a negative effect on our business.
Furthermore, all of our indebtedness and any future borrowings under our available borrowing capacity, including any borrowings under the National Properties Revolving Credit Facility, bear interest at variable rates that are linked to changing market rates. As of June 30, 2026, we had $579 million of indebtedness that bore interest at variable rates. As a result, increases in market interest rates increase our interest expense and our debt service obligations. For example, our interest expense increased from approximately $52 million in Fiscal Year 2023 to approximately $58 million in Fiscal Year 2024 despite a reduction in the aggregate outstanding principal amount of the National Properties Facilities. If interest rates were to increase in the future (including in connection with rising inflation), this would further increase the amount of interest expense that we would have to pay in connection with our variable interest rate indebtedness, which could cause our interest expense to be substantial relative to our revenues and cash outflows.
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
We rely upon cloud computing services to operate certain aspects of our business and any disruption of or interference with our use of these services would impact our operations and our business could be adversely impacted.
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
Through our operations, we collect and store, including by electronic means, certain personal, proprietary and other sensitive information, including payment card information, that is provided to us through purchases, registration on our websites, mobile applications, or otherwise in communication or interaction with us. These activities require the use of online services and centralized data storage, including through third-party service providers. Data maintained in electronic form is subject to the risk of security incidents, including breach, compromise, intrusion, tampering, theft, destruction, misappropriation or other malicious activity. The increased use of mobile and cloud technologies heightens these and other operational risks, as do hybrid work arrangements. The rapid development and increased availability of advanced artificial intelligence technologies may further heighten these risks by increasing the speed, scale and sophistication of cyber threats and making security vulnerabilities easier to identify and exploit. Our ability to safeguard such personal and other sensitive information, including information regarding the Company and our customers, sponsors, partners and employees, independent contractors and vendors, is important to our business. We take significant steps to protect our stored information, including the implementation of systems and processes to thwart malicious activity. These protections are costly and require ongoing monitoring and updating as technologies change and efforts to overcome security measures become more sophisticated. See “— Economic and Operational Risks — We are subject to extensive governmental regulation and our failure to comply with these regulations may have a material negative effect on our business and results of operations.”
Despite our efforts, the risks of a security incident cannot be entirely eliminated and our information technology and other systems that maintain and transmit consumer, sponsor, partner, Company, employee and other confidential and proprietary information may be compromised due to employee error or other circumstances such as malware or ransomware, viruses, hacking and phishing attacks, denial-of-service attacks, business email compromises, or otherwise. Advanced artificial intelligence tools may also increase the likelihood and speed of successful cyberattacks or the misuse or inadvertent exposure of sensitive, proprietary or confidential information. A compromise of our or our vendors’ systems could affect the security of information on our network or that of a third-party service provider. For example, in December 2025, we identified and, with the assistance of a security firm, took measures to address a security incident involving our Oracle E-Business Suite Enterprise Resource Planning system. The incident resulted from an Oracle system vulnerability that was exploited by a threat actor that targeted hundreds of companies using Oracle E-Business Suite. Our Oracle E-Business Suite instance is hosted on a server that is managed by a third-party and our network was not involved in the incident. We determined that this breach is not material to our business and results of operations. Additionally, outside parties may attempt to fraudulently induce employees, vendors or users to disclose sensitive, proprietary or confidential information in order to gain access to data and systems. Given the increasing sophistication of bad actors and complexity of the techniques used to obtain unauthorized access or disable systems, a security incident could potentially persist for an extended period of time before being detected. We may not be able to anticipate the incident or respond adequately or timely, and the extent of a particular incident, and the steps that we may need to take to investigate the incident, may not be immediately clear. As a result, our or our customers’ or affiliates’ sensitive, proprietary and/or confidential information may be lost, disclosed, accessed or taken without consent.
We also continue to review and enhance our security measures in light of the constantly evolving techniques used to gain unauthorized access to networks, data, software and systems. We have expended, and expect to continue to expend, significant expenses on an ongoing basis in order to review and enhance our security measures and to address any actual or potential security incidents that arise, but these measures may be ineffective and we may be subject to legal or regulatory action, as well as financial losses, and we may not have insurance coverage for any or all of such losses. If we experience an actual or perceived security incident, our ability to conduct business may be interrupted or impaired, we may incur damage to our systems, we may lose profitable opportunities or the value of those opportunities may be diminished and we may lose revenue as a result of unlicensed use of our intellectual property. Unauthorized access to or security breaches of our systems could result in the loss of data, loss of business, severe reputational damage adversely affecting customer or investor confidence, diversion of management’s attention, regulatory investigations and orders, litigation, indemnity obligations, damages for contract breach, penalties for violation of applicable laws or regulations and significant costs for remediation that may include liability for stolen or lost assets or information and repair of system damage that may have been caused, incentives offered to customers or other business partners in an effort to maintain business relationships after a breach and other liabilities. In addition, in the event of a security incident, changes in legislation may increase the risk of potential litigation. For example, the CCPA (as expanded by the CPRA) provides a private right of action (in addition to statutory damages) for California residents whose sensitive personal information is breached as a result of a business’ violation of its duty to reasonably secure such information. Numerous other states have passed similar laws and additional states may do so in the near future. Our insurance coverage may not be adequate to cover the costs of a data breach, indemnification obligations or other liabilities.
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
In addition, we are required to disclose information about material cybersecurity incidents on a timely basis, including those that may not have been resolved or fully investigated at the time of disclosure, or, in some instances, we may have obligations to notify relevant stakeholders of security breaches. As the regulatory environment and disclosure expectations relating to cybersecurity and artificial intelligence continue to evolve, we may face additional governance, transparency and regulatory challenges, including an increased risk that our controls, practices or disclosures are viewed as insufficient or misleading. Such mandatory disclosures are costly, could provide information to threat actors, could lead to negative publicity, may cause our customers to lose confidence in the effectiveness of our security measures and may require us to expend significant capital and other resources to respond to or alleviate problems caused by an actual or perceived security breach.
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
The Company and its affiliated entities each rely on the other to perform its obligations under all of these agreements. If one of the affiliated entities were to breach or be unable to satisfy its material obligations under these agreements, including a failure to satisfy its indemnification or other financial obligations, or these agreements otherwise terminate or expire and we do not enter into replacement agreements, we could suffer operational difficulties and/or significant losses. See also “— Economic and Operational Risks — We do not own all of our venues and are subject to risks associated with leasing these venues and our corporate office space, any of which may have a material negative effect on our business and results of operations.”
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
As of June 30, 2026, certain members of the Dolan family, including certain trusts for the benefit of members of the Dolan family (collectively, the “Dolan Family Group”) collectively own all of our Class B common stock, approximately 3.9% of our outstanding Class A common stock and approximately 64.3% of the total voting power of all our outstanding common stock (in each case, inclusive of options exercisable and restricted stock units vesting within 60 days of June 30, 2026) in matters other than the election of directors. Of that amount, certain Dolan family trusts (the “Excluded Trusts”) collectively own approximately 79.8% of the outstanding Class B common stock. The trustees of the Excluded Trusts are members of the Dolan family. The members of the Dolan Family Group holding Class B common stock are parties to a Stockholders Agreement, which has the effect of causing the voting power of holders of our Class B common stock (other than the Excluded Trusts) to be cast as a block with respect to all matters to be voted on by such holders of our Class B common stock.
Shares of Class B common stock owned by Excluded Trusts will on all matters be voted on in accordance with the determination of the Excluded Trusts holding a majority of the Class B common stock held by all Excluded Trusts, except in the case of a vote on a going-private transaction or a change in control transaction, in which case a vote of trusts holding two-thirds of the Class B common stock owned by Excluded Trusts is required.
Under the Stockholders Agreement, the shares of Class B common stock owned by members of the Dolan Family Group (other than the Excluded Trusts) are to be voted on all matters in accordance with the determination of the Dolan Family Committee (as defined below). The “Dolan Family Committee” consists of James L. Dolan, Thomas C. Dolan, Patrick F. Dolan, Kathleen M. Dolan, Marianne Dolan Weber and Deborah A. Dolan-Sweeney. The Dolan Family Committee generally acts by majority vote, except that approval of a going-private transaction must be approved by a two-thirds vote and approval of a change-in-control transaction must be approved by not less than all but one vote. The voting members of the Dolan Family Committee are James L. Dolan, Thomas C. Dolan, Kathleen M. Dolan, Marianne Dolan Weber and Deborah A. Dolan-Sweeney, with each member having one vote other than James L. Dolan, who has two votes. Because James L. Dolan has two votes, he has the ability to block Dolan Family Committee approval of any Company change in control transaction.
The Dolan Family Group, by virtue of its stock ownership, have the ability to determine all matters requiring approval by stockholders (other than the election of the Class A Directors and any matters requiring a separate vote by the holders of the Class A common stock) and are able collectively to control stockholder decisions on matters on which holders of our Class A common stock and Class B common stock vote together as a single class (including, but not limited to, a change-in-control and the amendment of our articles of incorporation), and to elect up to 75% of the Company’s Board of Directors. The Company’s capital structure and the disparate voting rights of the Company’s Class A common stock and Class B common stock may have antitakeover effects, including that the Dolan Family Group is able to prevent a change in control of the Company or other fundamental corporate transaction that our stockholders might consider in their best interest. No person interested in acquiring us would be able to do so without obtaining the consent of the Dolan Family Group, which includes the Excluded Trusts.
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
As a result, the Dolan Family Group, which includes the Excluded Trusts, also has the power to prevent such issuance or amendment.
The Dolan Family Group also controls Sphere Entertainment, MSG Sports and AMC Global Media.
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
We also may issue additional shares of Class B common stock and may provide registration rights with respect to those shares. Any new shares of Class B common stock issued generally will be entitled to ten votes per share. Future issuances of Class B common stock would be dilutive to the voting power of Class A common stock on matters where both classes of the Company’s common stock vote together as a single class. In addition, sales of a substantial number of shares of Class A common stock, including sales pursuant to these registration rights, could adversely affect the market price of the Class A common stock and could impair our future ability to raise capital through an offering of our equity securities.
We share certain directors and officers with Sphere Entertainment, MSG Sports and/or AMC Global Media, which means those officers will not devote their full time and attention to our affairs and the overlap may give rise to conflicts.
James L. Dolan serves as the Executive Chairman and Chief Executive Officer of each of the Company, Sphere Entertainment and MSG Sports. James L. Dolan also currently serves as Non-Executive Chairman of AMC Global Media. In addition, Allen M. Lo serves as the Executive Vice President and Chief Legal Officer of both of the Company and Sphere Entertainment and Gregg G. Seibert serves as a Vice Chairman of each of the Company, Sphere Entertainment, MSG Sports and AMC Global Media. Our Executive Vice President and Treasurer, Philip G. D’Ambrosio, also provides treasury-related services to Sphere Entertainment and MSG Sports pursuant to the Company’s respective Services Agreements with each of Sphere Entertainment and MSG Sports. Furthermore, eight of the members of our Board also serve as directors of Sphere Entertainment, eight serve as directors of MSG Sports and three serve as directors of AMC Global Media, including our Executive Chairman and Chief Executive Officer, who serves as Non-Executive Chairman of AMC Global Media. Further, our Senior Vice President, Deputy General Counsel and Secretary, Mark C. Cresitello, also serves as Senior Vice President, Deputy General Counsel and Secretary of Sphere Entertainment and MSG Sports. We refer to these persons as “Overlap Persons.” The Overlap Persons may have actual or apparent conflicts of interest with respect to matters involving or affecting each company. For example, there will be the potential for a conflict of interest when we, on the one hand, and Sphere Entertainment, MSG Sports and/or AMC Global Media and their respective subsidiaries and successors, on the other hand, look at certain acquisitions and other corporate opportunities that may be suitable for more than one of the companies. Also, conflicts may arise if there are issues or disputes under the commercial arrangements that will exist between Sphere Entertainment, MSG Sports or AMC Global Media (each referred to as an “Other Entity”) and us. In addition, certain of our directors and officers continue to own stock and/or stock options or other equity awards of an Other Entity. These ownership interests could create actual, apparent or potential conflicts of interest when these individuals are faced with decisions that could have different implications for our

Company and an Other Entity. See the section entitled “Certain Relationships and Related Party Transactions — Certain Relationships and Potential Conflicts of Interest” in the Company’s Definitive Proxy Statement filed with the SEC on October 24, 2025 for a discussion of certain procedures we have instituted to help ameliorate such potential conflicts that may arise.
Our overlapping directors and officers with Sphere Entertainment, MSG Sports and/or AMC Global Media may result in the diversion of corporate opportunities to Sphere Entertainment, MSG Sports and/or AMC Global Media, and other conflicts, and provisions in our articles of incorporation may provide us no remedy in that circumstance.
The Company’s articles of incorporation acknowledge that directors and officers of the Company may also be serving as directors, officers, employees or agents of an Other Entity, and that the Company may engage in material business transactions with such Other Entities. The Company has renounced its rights to certain business opportunities and the Company’s articles of incorporation provide that no Overlap Person will be liable to the Company or its stockholders for breach of any fiduciary duty that would otherwise occur by reason of the fact that any such individual directs a corporate opportunity (other than certain limited types of opportunities set forth in our articles of incorporation) to one or more of the Other Entities instead of the Company, or does not refer or communicate information regarding such corporate opportunities to the Company. These provisions in our articles of incorporation also expressly validate certain contracts, agreements, arrangements and transactions (and amendments, modifications or terminations thereof) between the Company and the Other Entities and, to the fullest extent permitted by law, provide that the actions of the Overlap Person in connection therewith are not breaches of fiduciary duties owed to the Company, any of its subsidiaries or their respective stockholders. See “Duties of Directors and Officers Regarding Potential Business Opportunities; Renunciation of Interest in Potential Business Opportunities” in our articles of incorporation, filed as Exhibit 3.1 to this Annual Report on Form 10-K for more information.
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
Our cyber risk management program is based on recognized best practices and standards for cybersecurity and information technology and aims to identify and address cybersecurity risks through a comprehensive, cross-functional approach. The Company has established a cybersecurity leadership response team consisting of members of senior management, including the Chief Security Officer (“CSO”), the Company’s Chief Financial Officer (“CFO”), and the Company’s Chief Legal Officer (“CLO”), as well as a tactical incident response team comprised of employees from the threat management department.
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
Our Audit Committee is responsible for overseeing the Company’s risk management on behalf of our Board of Directors, which includes overseeing the Company’s management of its cybersecurity and data privacy. The CSO (or a senior member of his team) reports annually to the Audit Committee regarding the Company’s information security and cybersecurity risks. In addition, the Company’s CFO and CLO communicate with the Company’s Audit Committee or its chair upon the occurrence of specified types of cybersecurity-related events, in accordance with the Company’s incident response policy. The CLO, the CFO and the Vice President, Internal Audit & SOX also attend quarterly meetings of the Audit Committee to provide quarterly reports with updates on, among other things, cybersecurity risks facing the Company and the occurrence of cybersecurity-related events during each quarter. The Audit Committee reports to the Board of Directors at least annually regarding its responsibilities and actions taken throughout the year, which includes any significant activities regarding its oversight of risks from cybersecurity threats.
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
Item 2. Properties
We own the Madison Square Garden Complex, which includes The Garden (with a maximum capacity of approximately 21,000 seats) and the Infosys Theater at Madison Square Garden (with a maximum capacity of approximately 5,600 seats) in New York City, comprising approximately 1,100,000 square feet; and The Chicago Theatre (with a maximum capacity of approximately 3,600 seats) in Chicago comprising approximately 72,600 square feet.
Significant properties that are leased in New York City include approximately 367,000 square feet housing Madison Square Garden

Entertainment Corp.’s administrative and executive offices with approximately 64,000 square feet of space that is subleased to MSG Sports, approximately 19,000 square feet of space that is subleased to Sphere Entertainment, and approximately 126,000 square feet of space that is subleased to other third parties, approximately 577,000 square feet comprising Radio City Music Hall (with a maximum capacity of approximately 6,000 seats) and approximately 57,000 square feet comprising the Beacon Theatre (with a maximum capacity of approximately 2,800 seats). For more information on our venues, see “Item 1. Business — Our Business — Our Venues.”
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
Performance Graph
The following graph compares the relative performance of our Class A common stock, the Russell 2000 Index and the Dow Jones U.S. Media Sector Index. This graph covers the period from April 21, 2023 (the first trading day following the MSGE Distribution) through June 30, 2026. The comparison assumes an investment of $100 on April 21, 2023 and reinvestment of dividends. The stock price performance included in this graph is not necessarily indicative of future stock performance. The Russell 2000 Index and the Dow Jones U.S. Media Sector Index are included for comparative purposes only. They do not necessarily reflect management’s opinion that such indices are an appropriate measure of the relative performance of the stock involved and they are not intended to forecast or be indicative of possible future performance of our common stock.
Pursuant to SEC rules, our performance graph must include both a broad market equity index and a published industry or line-of-business index (or a self-constructed peer index) in addition to our Class A common stock. The rules also require that if a registrant selects a different index from an index used for the immediately preceding fiscal year, it must (i) explain the reason for the change and (ii) compare the registrant’s total return with that of both the newly selected index and the index used in the immediately preceding fiscal year. With respect to the published industry index, in prior years, we used the Bloomberg Americas Entertainment Index; however, that index was discontinued in 2025. Accordingly, we have used the Dow Jones U.S. Media Sector Index as a replacement for the discontinued index and because the Bloomberg Americas Entertainment Index was discontinued, we are unable to compare our cumulative total return with that index.

Comparison of Cumulative Total Return
$300
$200
$100
$0
4/21/23
6/30/23
6/30/24
6/30/25
6/30/26
Madison Square Garden Entertainment Corp.
Russell 2000 Index
Dow Jones U.S. Media Sector Index

	Base Period 4/21/23	6/30/23	6/30/24	6/30/25	6/30/26
Madison Square Garden Entertainment Corp.	$100.00	$108.49	$110.45	$128.98	$261.02
Russell 2000 Index	100.00	105.80	116.44	125.38	176.51
Dow Jones U.S. Media Sector Index	100.00	101.07	101.90	115.57	98.38
This performance graph shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or incorporated by reference into any of our filings under the Securities Act or the Exchange Act, except as expressly set forth by specific reference in such filing.
As of June 30, 2026, there were 648 holders of record of our Class A common stock. There is no public trading market for our Class B common stock. As of June 30, 2026, there were 17 holders of record of our Class B common stock.
We did not pay any dividends on our common stock during Fiscal Year 2026 and do not have any current plans to pay a cash dividend on our common stock for the foreseeable future.

Issuer Purchases of Equity Securities
On March 29, 2023, the Company’s Board of Directors authorized a share repurchase program to repurchase up to $250 million of the Company’s Class A common stock (the “Stock Repurchase Program”). Pursuant to the Stock Repurchase Program, shares of Class A common stock may be purchased from time to time in open market or private transactions, block trades or such other manner as the Company may determine in accordance with applicable insider trading and other securities laws and regulations. The timing and amount of purchases will depend on market conditions and other factors. For the three months ended June 30, 2026, the Company did not repurchase any shares of Class A common stock. For Fiscal Year 2026, the Company repurchased 623,271 shares of Class A common stock for approximately $25 million. As of June 30, 2026, the Company had approximately $45 million remaining available for repurchases under the Stock Repurchase Program.
Securities Authorized for Issuance Under Equity Compensation Plans
The information required by this Item is incorporated by reference to the definitive Proxy Statement for our 2026 Annual Meeting of Stockholders, which is expected to be filed with the SEC within 120 days of our fiscal year end.
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
•the impact of the redevelopment of New York City’s Penn Station, including the impacts on The Garden and the potential disposition of the Infosys Theater at Madison Square Garden in connection with the redevelopment;
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
•failure of the Company or Sphere Entertainment to satisfy its respective obligations under various agreements between the Company and Sphere Entertainment, including the services agreement; and
•the additional factors described under “Risk Factors” in this Annual Report on Form 10-K.
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
Introduction
This MD&A is provided as a supplement to, and should be read in conjunction with, the Company’s audited consolidated annual financial statements and footnotes thereto included in Item 8 of this Annual Report on Form 10-K to help provide an understanding of our financial condition, changes in financial condition and results of operations.
Our MD&A is organized as follows:
Business Overview. This section provides a general description of our business, as well as other matters that we believe are important in understanding our results of operations and financial condition and in anticipating future trends.
Results of Operations. This section provides an analysis of our results of operations for Fiscal Year 2026 and 2025, on a consolidated basis. Analysis of our results of operations for Fiscal Year 2025, including a comparison of Fiscal Year 2025 to Fiscal Year 2024, is included in the Company’s Annual Report on Form 10-K for Fiscal Year 2025 filed on August 13, 2025.
Liquidity and Capital Resources. This section provides a discussion of our financial condition and liquidity, as well as an analysis of our cash flows for Fiscal Year 2026 and Fiscal Year 2025. The discussion of our financial condition and liquidity includes summaries of our primary sources of liquidity, our contractual obligations and off-balance sheet arrangements that existed at June 30, 2026.
Seasonality of Our Business. This section discusses the seasonal performance of our business.
Recently Issued Accounting Pronouncements and Critical Accounting Estimates. This section cross-references a discussion of critical accounting estimates considered to be important to our financial condition and results of operations and which require significant judgment and estimates on the part of management in their application. Our critical accounting estimates and recently issued accounting pronouncements are discussed in Item 7 and Item 8, respectively, of this Annual Report on Form 10-K.
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
All of the Company’s revenues and assets are attributed to or located in the United States and are primarily concentrated in New York City.
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
The Company also creates, produces and/or presents live productions that are performed in the Company’s venues. This includes the Christmas Spectacular production, which features the world-famous Rockettes and which has been performed at Radio City Music Hall for 92 years.
Revenue Sources
The Company earns revenue from several primary sources: ticket sales to our audiences for live events that we produce or promote/co-promote, license fees for our venues paid by third-party promoters or licensees in connection with events that we do not produce or promote/co-promote, facility and ticketing fees, concessions, sponsorships and signage, suite license fees at The Garden, merchandising, tours at certain of our venues, and lease revenue at The Garden and sublease revenue at our corporate offices. The amount of revenue and expense recorded by the Company for a given event depends to a significant extent on whether the Company is promoting or co-promoting the event or is licensing a venue to a third party or MSG Sports. See “— Description of Our Business — Revenue Sources — Revenues from Entertainment Offerings — Venue License Fees” below for further discussion of our venue licensing arrangements with MSG Sports.
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
The Garden has 23 Event Level spaces, consisting of 22 suites and an event level club, 58 Lexus Level suites, 18 Infosys Level suites, the Madison Club, and the HUB Loft. Suite licenses at The Garden are generally sold to corporate customers with the majority being multi-year licenses with annual escalators.
Under standard suite licenses, the licensees pay an annual license fee, which varies depending on the location of the suite. The license fee includes, for each seat in the suite, tickets for events at The Garden for which tickets are sold to the general public, subject to certain exceptions. In addition, suite holders separately pay for food and beverage service in their suites at The Garden. Revenues from the sale of suite licenses are shared between the Company and MSG Sports. Revenues for the Company’s suite license arrangements are recorded on a gross basis, as the Company is the principal in such transactions and controls the related goods or services until transfer to the customer. MSG Sports’ share of the Company’s suite license revenue is recorded in Entertainment offerings, arena license fees, and other leasing direct operating expenses in the consolidated statements of operations. The revenue sharing expense recognized by the Company for MSG Sports’ share of suite license revenue at The Garden is based on a 67.5% allocation to MSG Sports pursuant to the Arena License Agreements.
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
Revenue generated from in-venue food and beverage sales at MSG Sports’ events is recognized by the Company on a gross basis, with a corresponding revenue sharing expense for MSG Sports’ share of such sales recorded in Food, beverage, and merchandise direct operating expenses in the consolidated statements of operations. The Arena License Agreements require the Company to pay 50% of the net proceeds generated from in-venue food and beverage sales to MSG Sports.
Merchandise
We earn revenues from the sale of merchandise related to our proprietary productions and other live entertainment events that take place at our venues. The majority of our merchandise revenues are generated through on-site sales during performances of our productions and other live events. We also generate revenues from sales of our Christmas Spectacular merchandise, such as ornaments and apparel, through traditional retail channels. Revenues associated with Christmas Spectacular merchandise are generally recorded on a gross basis (as principal). Typically, revenues from our merchandise sales at our non-proprietary events relate to sales of merchandise provided by the artist, the producer or promoter of the event and are generally subject to a revenue sharing arrangement and are generally recorded on a net basis (as agent).

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
Day-of-Event Costs
On days on which the Company stages its productions, promotes an event or provides one of our venues to a third-party promoter under a license fee arrangement, the event is charged the variable costs associated with such event, including box office staff, stagehands, ticket takers, ushers, security, and other similar expenses. In situations where we provide our venues to a third-party promoter under a license fee arrangement, day-of-event costs are typically included in the license fees charged to the promoter. Under the Arena License Agreements related to the use of The Garden by MSG Sports, the Company is reimbursed for day-of-event costs (as defined under the Arena License Agreements). The Company records such reimbursements as reductions to Entertainment offerings, arena license fees, and other leasing direct operating expenses in the consolidated statements of operations.
Venue Usage
The consolidated financial statements include expenses associated with the ownership, maintenance and operation of The Garden, which the Company and MSG Sports use in their respective operations.
Revenue Sharing Expenses
As discussed above, MSG Sports’ share of the Company’s suites licenses, venue signage and certain sponsorship and concessions revenue is reflected in Entertainment offerings, arena license fees, and other leasing direct operating expenses as revenue sharing expenses in the consolidated statements of operations.
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

Results of Operations
Consolidated Results of Operations
Comparison of Fiscal Year 2026 versus Fiscal Year 2025
The table below sets forth, for the periods presented, certain historical financial information.

	Years Ended June 30,		Change
	2026	2025	Amount	Percentage
Revenues
Revenues from entertainment offerings	$810,128	$712,294	$97,834	14%
Food, beverage, and merchandise revenues	164,410	150,506	13,904	9%
Arena license fees and other leasing revenue(a)	86,246	79,934	6,312	8%
Total revenues	1,060,784	942,734	118,050	13%
Direct operating expenses
Entertainment offerings, arena license fees, and other leasing direct operating expenses (b)	(483,196)	(444,256)	(38,940)	(9)%
Food, beverage, and merchandise direct operating expenses	(99,103)	(91,387)	(7,716)	(8)%
Total direct operating expenses	(582,299)	(535,643)	(46,656)	(9)%
Selling, general and administrative expenses	(253,112)	(214,974)	(38,138)	(18)%
Depreciation and amortization	(56,069)	(57,768)	1,699	3%
Impairment of long-lived assets	(13,782)	(11,202)	(2,580)	(23)%
Restructuring charges	(13,986)	(1,055)	(12,931)	NM
Operating income	141,536	122,092	19,444	16%
Interest income	6,195	2,328	3,867	166%
Interest expense	(39,962)	(50,506)	10,544	21%
Loss on extinguishment of debt	—	(6,132)	6,132	NM
Other expense, net	(793)	(2,221)	1,428	64%
Income from operations before income taxes	106,976	65,561	41,415	63%
Income tax expense	(40,790)	(28,130)	(12,660)	(45)%
Net income	$66,186	$37,431	$28,755	77%
________________
(a)     Arena license fees and other leasing revenue are recognized on a straight line basis and are comprised of a contractual cash component plus or minus a non-cash component for each period presented. Arena license fees include operating lease revenue of (i) $45,374 and $44,052 collected in cash for Fiscal Year 2026 and 2025, respectively, and (ii) a non-cash portion of $22,694 and $24,016 for Fiscal Year 2026 and 2025, respectively.
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
Revenues
Revenues for Fiscal Year 2026 increased $118,050 as compared to Fiscal Year 2025.

Revenues from Entertainment Offerings
Changes in revenues from entertainment offerings as compared to the prior year period were attributable to the following:

Change
Increase in revenues from concerts	$33,443
Increase in revenues from the Christmas Spectacular production	20,926
Increase in revenues from the sharing of economics pursuant to the Arena License Agreements	17,481
Increase in revenues from other live entertainment and sporting events (excluding the Knicks and Rangers)	13,206
Increase in revenues from venue-related sponsorship, signage, and suite license fees	10,920
Other net increases	1,858
Total increase in revenues from entertainment offerings	$97,834
For Fiscal Year 2026, the increase in revenues from concerts was due to an increase in the number of concerts at The Garden and higher per-concert revenue, partially offset by a decrease in the number of concerts at the Company’s theaters.
For Fiscal Year 2026, the increase in revenues from the presentation of the Christmas Spectacular production was primarily due to an increase in ticket-related revenue, reflecting fifteen additional shows and higher per-show revenue. The increase in per-show revenue was primarily due to higher per-show attendance and higher average ticket yield. The Company had 215 Christmas Spectacular performances during Fiscal Year 2026’s holiday season, as compared to 200 performances during Fiscal Year 2025’s holiday season. For Fiscal Year 2026’s holiday season, over 1.2 million tickets were sold as compared approximately 1.1 million tickets sold in the corresponding prior year period.
For Fiscal Year 2026, the increase in revenues subject to the sharing of economics with MSG Sports pursuant to the Arena License Agreements was primarily due to higher suite license revenues (excluding the portion retained by the Company) and, to a lesser extent, higher commissions on merchandise sales.
For Fiscal Year 2026, the increase in revenues from other live entertainment and sporting events (excluding the Knicks and Rangers) was primarily due to higher per-event revenue and an increase in the number of events at The Garden, partially offset by a decrease in the number of events at the Company’s theaters.
For Fiscal Year 2026, the increase in revenues from venue-related sponsorship, signage and suite license fees was due to higher sponsorship and signage revenues and higher suite license revenues (excluding the portion shared with MSG Sports pursuant to the Arena License Agreements).
Food, Beverage, and Merchandise Revenues
Changes in food, beverage, and merchandise revenues as compared to the prior year period were attributable to the following:

Change
Increase in revenues from concerts	$5,174
Increase in revenues from other live entertainment and sporting events (excluding the Knicks and Rangers)	4,114
Increase in revenues from the Christmas Spectacular production	2,850
Increase in revenues from the sharing of economics pursuant to the Arena License Agreements	2,095
Other net decreases	(329)
Total increase in food, beverage, and merchandise revenues	$13,904
For Fiscal Year 2026, the increase in food and beverage sales from concerts was primarily due to an increase in the number of concerts at The Garden, partially offset by a decrease in the number of concerts at the Company’s theaters.
For Fiscal Year 2026, the increase in food and beverage sales from other live entertainment and sporting events (excluding the Knicks and Rangers) was primarily due to an increase in the number of events at The Garden and higher per-event revenue.
For Fiscal Year 2026, the increase in food, beverage, and merchandise sales at the Christmas Spectacular production was primarily due to higher per-show revenues and, to a lesser extent, fifteen additional performances.
For Fiscal Year 2026, the increase in revenues subject to the sharing of economics with MSG Sports pursuant to the Arena License Agreements was primarily due to higher per-game food and beverage revenues (excluding the portion retained by the Company).

Arena License Fees and Other Leasing Revenue
For Fiscal Year 2026, the increase in arena license fees and other leasing revenue was due to increases in other leasing revenue.
Direct operating expenses
Direct operating expenses for Fiscal Year 2026 increased $46,656 as compared to Fiscal Year 2025.
Direct Operating Expenses Associated with Entertainment Offerings, Arena License Fees and Other Leasing
Changes in direct operating expenses associated with entertainment offerings, arena license fees and other leasing as compared to the prior year period were attributable to the following:

Change
Increase in direct operating expenses from concerts	$14,850
Increase in direct operating expenses associated with the sharing of economics pursuant to the Arena License Agreements	12,615
Increase in direct operating expenses associated with other live entertainment and sporting events (excluding the Knicks and Rangers)	6,980
Increase in direct operating expenses associated with the Christmas Spectacular production	4,189
Increase in direct operating expenses associated with venue-related sponsorship, signage, and suite license fees	2,281
Other net decreases	(1,975)
Total increase in direct operating expenses associated with entertainment offerings, arena license fees and other leasing	$38,940
For Fiscal Year 2026, the increase in direct operating expenses from concerts was primarily due to an increase in the number of concerts at The Garden and higher per-concert expenses, partially offset by a decrease in the number of concerts at the Company’s theaters.
For Fiscal Year 2026, the increase in expenses associated with the sharing of economics with MSG Sports pursuant to the Arena License Agreements primarily reflects a proportional increase in contractual revenue sharing as a result of the increase in suite license fee revenues.
For Fiscal Year 2026, the increase in direct operating expenses from other live entertainment and sporting events (excluding the Knicks and Rangers) was primarily due to higher-per event expenses and an increase in the number of events at The Garden, partially offset by a decrease in the number of events at the Company’s theaters.
For Fiscal Year 2026, the increase in direct operating expenses associated with the presentation of the Christmas Spectacular production was primarily due to fifteen additional shows.
For Fiscal Year 2026, the increase in direct operating expenses associated with venue-related sponsorship, signage, and suite license was primarily due to expenses incurred as a result of the increase in suite license revenues.
Direct Operating Expenses Associated with Food, Beverage, and Merchandise
For Fiscal Year 2026, direct operating expenses associated with food, beverage, and merchandise increased $7,716 to $99,103, as compared to Fiscal Year 2025, primarily due to higher food, beverage, and merchandise costs related to concerts and other live entertainment and sporting events (excluding the Knicks and Rangers).
Selling, general, and administrative expenses
Selling, general, and administrative expenses for Fiscal Year 2026 increased $38,138 to $253,112 as compared to Fiscal Year 2025, primarily due to (i) an increase in employee compensation and benefits and, to a lesser extent, (ii) higher rent expense, and (iii) other cost increases. The increase in employee compensation and benefits included $3,970 in executive management transition costs in Fiscal Year 2026 as compared to $4,562 in Fiscal Year 2025.

Impairment of long-lived assets
Impairment of long-lived assets for Fiscal Year 2026 increased $2,580 to $13,782 as compared to $11,202 in Fiscal Year 2025 due to impairment losses recognized on the Company’s right-of-use lease assets in its New York corporate office.
Restructuring charges
Restructuring charges for Fiscal Year 2026 increased $12,931, to $13,986 as compared to $1,055 in Fiscal Year 2025. The increase primarily reflects termination benefits provided as part of a voluntary exit program the Company implemented during Fiscal Year 2026.
Operating income
Operating income for Fiscal Year 2026 increased $19,444 to $141,536 as compared to $122,092 in Fiscal Year 2025. The increase in operating income was primarily due to an increase in revenues, partially offset by an increase in direct operating expenses, selling, general and administrative expenses, and restructuring charges.
Interest income
Interest income for Fiscal Year 2026 increased $3,867 to $6,195 as compared to $2,328 in Fiscal Year 2025 primarily due to higher average balances in the Company’s cash, cash equivalents and restricted cash.
Interest expense
Interest expense for Fiscal Year 2026 decreased $10,544 to $39,962 as compared to $50,506 in Fiscal Year 2025, primarily due to lower average interest rates and lower average borrowings under the National Properties Facilities (as defined below under Liquidity and Capital Resources).
Loss on extinguishment of debt
There was no loss on extinguishment of debt recorded in Fiscal Year 2026. Loss on extinguishment of debt for Fiscal Year 2025 was $6,132, as the Company recorded a loss related to the write-off of deferred financing costs, in connection with the refinancing of the Prior National Properties Facilities (as defined below under Liquidity and Capital Resources).
Other expense, net
For Fiscal Year 2026, other expense, net decreased $1,428 to $793 as compared to $2,221 in Fiscal Year 2025. The change was primarily due to (i) lower net periodic benefit costs associated with the Company’s defined benefit plans, and (ii) an increase in unrealized gains associated with the Company’s Executive Deferred Compensation Plan.
Income taxes
See Note 14. Income Taxes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for discussions of the Company’s income tax expense and details on the components of income tax and a reconciliation of the statutory federal rate to the effective tax rate.
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
The Company excludes impairments of long-lived assets, including right-of-use lease assets and related lease costs, as these expenses do not represent core business operating results of the Company. The Company believes that the exclusion of share-based compensation expense or benefit allows investors to better track the performance of the Company’s business without regard to the settlement of an obligation that is not expected to be made in cash. The Company eliminates merger, spin-off, and acquisition-related transaction costs, when applicable, because the Company does not consider such costs to be indicative of the ongoing operating performance of the Company as they result from an event that is of a non-recurring nature, thereby enhancing comparability. In addition, management believes that the exclusion of gains and losses related to the remeasurement of liabilities under the Executive Deferred Compensation Plan, provides investors with a clearer picture of the Company’s operating performance given that, in accordance with GAAP, gains and losses related to the remeasurement of liabilities under the Executive Deferred Compensation Plan are recorded in operating income whereas gains and losses related to the remeasurement of the assets under the Executive Deferred Compensation Plan, which are equal to and therefore fully offset the gains and losses related to the remeasurement of liabilities, are recorded in other expense, net, which is not reflected in operating income.
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
The following is a reconciliation of operating income to adjusted operating income for Fiscal Year 2026 as compared to Fiscal Year 2025:

	Years Ended June 30,		Change
	2026	2025	Amount	Percentage
Operating income	$141,536	$122,092	$19,444	16%
Depreciation and amortization	56,069	57,768	(1,699)	(3)%
Impairment of long-lived assets and related lease costs	16,878	11,202	5,676	51%
Share-based compensation (excluding share-based compensation included in restructuring charges)	32,495	27,694	4,801	17%
Restructuring charges	13,986	1,055	12,931	NM
Merger, spin-off, and acquisition-related costs	—	1,474	(1,474)	NM
Amortization of capitalized cloud computing arrangement costs	252	713	(461)	(65)%
Remeasurement of deferred compensation plan liabilities	968	508	460	91%
Adjusted operating income	$262,184	$222,506	$39,678	18%
________________
NM — Absolute percentages greater than 200% and comparisons from positive to negative values or to zero values are considered not meaningful.
Comparison of Fiscal Year 2025 versus Fiscal Year 2024
Analysis of our results of operations for Fiscal Year 2025, including a comparison of Fiscal Year 2025 to Fiscal Year 2024, is included in the Company’s Annual Report on Form 10-K, filed on August 13, 2025.

Liquidity and Capital Resources
Overview
Sources and Uses of Liquidity
Our primary sources of liquidity are cash and cash equivalents, cash flows from the operations of our businesses and available borrowing capacity under the National Properties Revolving Credit Facility (as defined below). Our principal uses of cash include working capital-related items (including funding our operations), capital spending, debt service, and investments and related loans. We may also use cash to continue to repurchase shares of our Class A common stock pursuant to the share repurchase program authorized by our Board of Directors on March 29, 2023, of which there was $44,796 remaining as of June 30, 2026. Our decisions as to the use of our available liquidity will be based upon the ongoing review of the funding needs of the business, the optimal allocation of cash resources, and the timing of cash flow generation. To the extent that we desire to access alternative sources of funding through the capital and credit markets, market conditions could adversely impact our ability to do so at that time.
We regularly monitor and assess our ability to meet our net funding and investing requirements. As of June 30, 2026, the Company’s unrestricted cash and cash equivalents balance was $293,599. The principal balance of the Company’s total debt outstanding as of June 30, 2026 was $578,907 and the Company had $131,831 of available borrowing capacity under the National Properties Revolving Credit Facility. We believe we have sufficient liquidity from cash and cash equivalents, available borrowing capacity under the National Properties Revolving Credit Facility and cash flows from operations to fund our operations and satisfy any obligations for the foreseeable future. See Note 11. Credit Facilities to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for a discussion of the National Properties Facilities.
Financing Agreements
General. On June 27, 2025, MSG National Properties, MSG Entertainment Holdings and certain subsidiaries of MSG National Properties entered into Amendment No. 4 (“Amendment No. 4”) to the credit agreement dated June 30, 2022 (as amended, supplemented and otherwise modified prior to June 27, 2025, the “Prior National Properties Credit Agreement” and, as amended by Amendment No. 4, the “National Properties Credit Agreement”) with JP Morgan Chase Bank, N.A., as administrative agent, and the lenders and letter of credit issuers party thereto, pursuant to which, among other things, (i) the term loan facility under the Prior National Properties Credit Agreement (the “Prior National Properties Term Loan Facility”) was refinanced in its entirety with a five-year, $609,375 senior secured term loan facility (the “National Properties Term Loan Facility”) and (ii) the revolving credit facility under the Prior National Properties Credit Agreement (the “Prior National Properties Revolving Credit Facility” and, together with the Prior National Properties Term Loan Facility, the “Prior National Properties Facilities”) was refinanced in its entirety with a five-year, $150,000 revolving credit facility (the “National Properties Revolving Credit Facility” and, together with the National Properties Term Loan Facility, the “National Properties Facilities”). Up to $25,000 of the National Properties Revolving Credit Facility is available for the issuance of letters of credit. As of June 30, 2026, outstanding letters of credit were $18,169 and the remaining balance available under the National Properties Revolving Credit Facility was $131,831.
Proceeds. Proceeds of the National Properties Revolving Credit Facility may be used to fund working capital needs, for general corporate purposes of MSG National Properties and its subsidiaries and to make distributions to MSG Entertainment Holdings.
Interest Rates. Borrowings under the National Properties Facilities bear interest at a floating rate, which at the option of MSG National Properties may be either (a) Term Secured Overnight Financing Rate (“Term SOFR”) plus an applicable margin ranging from 1.75% to 2.50% per annum, determined based on the total leverage ratio of MSG National Properties and its restricted subsidiaries, or (b) a base rate plus an applicable margin ranging from 0.75% to 1.50% per annum, determined based on the total leverage ratio of MSG National Properties and its restricted subsidiaries. The National Properties Credit Agreement requires MSG National Properties to pay a commitment fee ranging from 0.20% to 0.30% in respect of the daily unused commitments under the National Properties Revolving Credit Facility. MSG National Properties is also required to pay customary letter of credit fees, as well as fronting fees, to banks that issue letters of credit pursuant to the National Properties Credit Agreement. The interest rate on the National Properties Term Loan Facility as of June 30, 2026 was 5.64%.
Principal Repayments. Subject to customary notice and minimum amount conditions, the Company may voluntarily repay outstanding loans under the National Properties Facilities or terminate commitments under the National Properties Revolving Credit Facility, at any time, in whole or in part, subject only to customary breakage costs in the case of prepayment of Term SOFR loans. The National Properties Facilities will mature on June 27, 2030. The principal obligations under the National Properties Term Loan Facility are repaid in quarterly installments that commenced with the fiscal quarter ended September 30, 2025, in an aggregate amount equal to 5.00% per annum (1.25% per quarter), with the balance due at the maturity of the facility. The principal obligations under the National Properties Revolving Credit Facility are due at the maturity of the facility. Under certain circumstances, MSG National Properties is required to make mandatory prepayments on loans outstanding, including prepayments in an amount equal to the net cash proceeds of certain sales of assets or casualty insurance and/or condemnation recoveries (subject to certain reinvestment, repair or replacement rights), subject to certain exceptions.
Covenants. The National Properties Credit Agreement includes financial covenants requiring MSG National Properties and its restricted subsidiaries to maintain a specified minimum debt service coverage ratio and specified maximum total leverage ratio. The debt service coverage ratio covenant is set at a ratio of 2.50:1. The leverage ratio covenant is tested based on the ratio of MSG National Properties and its restricted subsidiaries’ consolidated total indebtedness to adjusted operating income, with a maximum ratio of 3.50:1. As of June 30, 2026, MSG National Properties and its restricted subsidiaries were in compliance with the covenants of the National Properties Credit Agreement.
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
All obligations under the National Properties Facilities, including the guarantees of those obligations, are secured by certain of the assets of MSG National Properties and the Subsidiary Guarantors (collectively, “Collateral”) including, but not limited to, a pledge of some or all of the equity interests held directly or indirectly by MSG National Properties in each Subsidiary Guarantor. The Collateral does not include, among other things, any interests in The Garden, the Infosys Theater at Madison Square Garden or The Chicago Theatre or the leasehold interests in Radio City Music Hall or the Beacon Theatre.
See Note 11. Credit Facilities to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information regarding the National Properties Credit Agreement.
Letters of Credit
The Company uses letters of credit to support its business operations. As of June 30, 2026, the Company had letters of credit outstanding for an aggregate of $18,169 issued under the National Properties Revolving Credit Facility.
Cash Flow Discussion
As of June 30, 2026, cash, cash equivalents and restricted cash totaled $294,158, as compared to $43,538 as of June 30, 2025. The following table summarizes the Company’s cash flow activities for Fiscal Years 2026 and 2025:

	Years Ended June 30,
	2026	2025
Net cash provided by operating activities	$351,435	$115,297
Net cash used in investing activities	(29,786)	(23,693)
Net cash used in financing activities	(71,029)	(81,621)
Net increase in cash, cash equivalents and restricted cash	$250,620	$9,983
Operating Activities
Net cash provided by operating activities for Fiscal Year 2026 increased $236,138 as compared to Fiscal Year 2025, primarily due to an increase in cash flows from changes in working capital of $224,675 and an increase in net income adjusted for non-cash items of $11,463. The increase in cash flows from changes in working capital was primarily driven by (i) net cash inflows from accrued and other current and non-current liabilities, primarily due to lower payments to promoters driven by the timing of event settlements in the current year period, compared to net cash outflows primarily as a result of employee-related costs and associated payroll taxes, and higher payments to promoters driven by the timing of event settlements in the prior year period, (ii) net cash inflows from related party receivables and payables, due to the timing and settlement of the underlying related party transactions, (iii) net cash inflows from deferred revenue, driven by ticket sales for future events, and (iv) smaller net cash outflows from accounts payable, primarily due to the timing of event settlements, partially offset by (v) smaller net cash inflows from accounts receivable, due to the timing of cash collections related to sponsorship and signage, and suite licenses.
Investing Activities
Net cash used in investing activities for Fiscal Year 2026 increased $6,093 as compared to Fiscal Year 2025 due to an increase in capital expenditures.
Financing Activities
Net cash used in financing activities for Fiscal Year 2026 decreased $10,592 as compared to Fiscal Year 2025 primarily due to (i) lower principal repayments under the National Properties Facilities, (ii) a decrease in Class A common stock repurchases, and (iii) the absence of payments for debt financing costs, partially offset by (iv) the absence of proceeds from the National Properties Term Loan Facility in the current year period and (v) lower proceeds received from the National Properties Revolving Credit Facilities, in each case as compared to the prior year period.
Contractual Obligations
As of June 30, 2026, the approximate future payments under our contractual obligations were as follows:

	Payments Due by Period (c)
	Total	Year 1	Years 2-3	Years 4-5	More Than 5 Years
Leases (a)	$1,073,265	$47,500	$119,160	$127,003	$779,602
Debt repayments (b)	578,907	30,469	60,938	487,500	—
Total future contractual obligation payments	$1,652,172	$77,969	$180,098	$614,503	$779,602
________________
(a)    Includes contractually obligated minimum lease payments for operating leases having an initial non-cancellable term in excess of one year for the Company’s venues, as well as corporate offices. These commitments are presented exclusive of the imputed interest used to reflect the payment’s present value. See Note 8. Leases to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for more information.
(b)    See Note 11. Credit Facilities to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for more information regarding the principal repayments required under the National Properties Credit Agreement.
(c)    Pension obligations have been excluded from the table above as the timing of the future cash payments is uncertain. See Note 12. Pension Plans and Other Postretirement Benefit Plans to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for more information on the future funding requirements under our pension obligations.
Off Balance Sheet Arrangements
As of June 30, 2026, the Company had the following off balance sheet arrangements:

	Commitments
	June 30, 2027	June 30, 2028	June 30, 2029	June 30, 2030	June 30, 2031	Thereafter	Total
Contractual obligations	$11,688	$11,487	$10,834	$10,442	$3,466	$—	$47,917
Letters of credit	18,169	—	—	—	—	—	18,169
Total commitments	$29,857	$11,487	$10,834	$10,442	$3,466	$—	$66,086
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
Recently Issued Accounting Pronouncements and Critical Accounting Estimates
Recently Issued Accounting Pronouncements
See Note 2. Summary of Significant Accounting Policies to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for discussion of recently issued accounting pronouncements.

Critical Accounting Estimates
Critical accounting estimates are those that management believes are the most important to the portrayal of our financial condition and results and require the most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Judgments and uncertainties may result in materially different amounts being reported under different conditions or using different assumptions. In addition to the critical accounting estimates disclosed below, see Note 15. Related Party Transactions to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details on corporate allocations recorded in the consolidated financial statements.
The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenues and expenses. Management believes its use of estimates in the consolidated financial statements to be reasonable. The significant accounting policies which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:
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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Potential Interest Rate Risk Exposure:
The Company, through its subsidiary MSG National Properties, is subject to potential interest rate risk exposure related to borrowings incurred under its credit facilities. Changes in interest rates may increase interest expense payments with respect to any borrowings incurred under these credit facilities. The effect of a hypothetical 200 basis point increase in floating interest rate prevailing as of June 30, 2026 and continuing for a full year would increase the Company’s interest expense on the outstanding amounts under the credit facilities by $11,578.
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
Lower discount rates increase the present value of benefit obligations and will usually increase the subsequent year’s net periodic benefit cost. The weighted-average discount rates used to determine benefit obligations as of June 30, 2026 for the Company’s Pension Plans and Postretirement Plan were 5.57% and 5.07%, respectively. A 25 basis point decrease in each of these assumed discount rates would increase the projected benefit obligations for the Company’s Pension Plans and Postretirement Plan at June 30, 2026 by $2,820 and $20, respectively.
The weighted-average discount rates used to determine service cost, interest cost and the projected benefit obligation components of net periodic benefit cost were 5.85%, 5.05% and 5.51%, respectively, for Fiscal Year 2026 for the Company’s Pension Plans. The weighted-average discount rates used to determine service cost, interest cost and the projected benefit obligation components of net periodic benefit cost were 5.23%, 4.71% and 4.99%, respectively, for Fiscal Year 2026 for the Company’s Postretirement Plan. A 25 basis point decrease in these assumed discount rates would increase the total net periodic benefit cost for the Company’s Pension Plans by $50 and would result in no impact to the net periodic benefit cost for the Company’s Postretirement Plan for Fiscal Year 2026.
The expected long-term return on plan assets is based on a periodic review and modeling of the plans’ asset allocation structures over a long-term horizon. Expectations of returns for each asset class are the most important of the assumptions used in the review and modeling, and are based on comprehensive reviews of historical data, forward-looking economic outlook, and economic/financial market theory. The expected long-term rate of return was selected from within the reasonable range of rates determined by (a) historical real returns, net of inflation, for the asset classes covered by the investment policy, and (b) projections of inflation over the long-term period during which benefits are payable to plan participants. The weighted average expected long-term rate of return on plan assets for the Company’s funded Pension Plans was 6.59% for Fiscal Year 2026.
Performance of the capital markets affects the value of assets that are held in trust to satisfy future obligations under the Company’s funded plans. Adverse market performance in the future could result in lower rates of return for these assets than projected by the Company which could increase the Company’s funding requirements related to these plans, as well as negatively affect the Company’s operating results by increasing the net periodic benefit cost. A 25 basis point decrease in the long-term return on pension plan assets assumption would increase net periodic pension benefit cost by $280 for Fiscal Year 2026.

Item 8. Financial Statements and Supplementary Data
The Financial Statements required by this Item 8 appear beginning on page F-1 of this Annual Report on Form 10-K, and are incorporated by reference herein.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Executive Chairman and Chief Executive Officer and our Executive Vice President and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Executive Chairman and Chief Executive Officer and our Executive Vice President and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of June 30, 2026.
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
Under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of this evaluation, our management concluded that our internal control over financial reporting was effective as of June 30, 2026. The effectiveness of our internal control over financial reporting as of June 30, 2026 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Information relating to our directors, executive officers, corporate governance and insider trading policies and procedures will be included in the proxy statement for the 2026 annual meeting of the Company’s stockholders, which is expected to be filed within 120 days of our fiscal year end, and is incorporated herein by reference.
Item 11. Executive Compensation
Information relating to executive compensation will be included in the proxy statement for the 2026 annual meeting of the Company’s stockholders, which is expected to be filed within 120 days of our fiscal year end, and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information relating to the beneficial ownership of our common stock will be included in the proxy statement for the 2026 annual meeting of the Company’s stockholders, which is expected to be filed within 120 days of our fiscal year end, and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information relating to certain relationships and related transactions and director independence will be included in the proxy statement for the 2026 annual meeting of the Company’s stockholders, which is expected to be filed within 120 days of our fiscal year end, and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
Information relating to principal accountant fees and services will be included in the proxy statement for the 2026 annual meeting of the Company’s stockholders, which is expected to be filed within 120 days of our fiscal year end, and is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules

		Page No.
(a) The following documents are filed as part of this report:

1.	The financial statements as indicated in the index set forth on page	F-1

2.	Financial statement schedule:	48
	Schedule supporting consolidated financial statements:
	Schedules other than that listed above have been omitted, since they are either not applicable, not required or the information is included elsewhere herein.

3.	Exhibits	49

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Madison Square Garden Entertainment Corp.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Madison Square Garden Entertainment Corp. and subsidiaries (the "Company") as of June 30, 2026 and 2025, the related consolidated statements of operations, comprehensive income, cash flows, and equity (deficit), for each of the three years in the period ended June 30, 2026, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2026 and 2025, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2026, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of June 30, 2026, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 12, 2026, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Related Party Transactions — Refer to Note 15 to the financial statements
Critical Audit Matter Description
Certain members of the Dolan family, including certain trusts for the benefit of members of the Dolan family are the majority beneficial owner of the Company, Sphere Entertainment Co., Madison Square Garden Sports Corp., AMC Global Media, Inc., and other related entities. In addition, there are overlapping directors and executive officers between the entities. Each of these companies has been identified as a related party at June 30, 2026.
The Company had entered into a number of transactions with related parties, including, but not limited to agreements for use of the Madison Square Garden Arena, media rights, sales and service representation, team sponsorship allocation, sublease of office space, and other services, as well as certain shared executive support costs for the Company’s Executive Chairman and Chief Executive Officer, the Company’s Vice Chairman, and the Company’s Executive Vice President.
We identified the evaluation of the Company’s identification of related parties and related party transactions as a critical audit matter. This required a high degree of auditor judgment and an increased extent of effort when performing audit procedures to evaluate the reasonableness of management’s procedures performed to identify related parties and related party transactions of the Company.

How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the Company’s identification of related parties and related party transactions included the following:
•We tested the effectiveness of internal controls over the Company’s related party process, including controls over the identification of the Company’s related party relationships and transactions;
•Inquired with executive officers including the Company’s internal legal counsel, key members of management, including non-finance and accounting personnel, and the Audit Committee of the Board of Directors regarding related party relationships and transactions;
•With the assistance of our data specialists, we analyzed the general ledger detail to identify potential unidentified transactions with related parties;
•Compared the Company’s reconciliation of applicable accounts to related parties’ records of transactions and balances;
•Received confirmations from related parties, and, in certain cases third parties, and compared responses to the Company’s records;
•Performed the following procedures to identify information related to potential unidentified transactions between the Company and related parties that may also include third parties:
•Read the Company’s minutes from meetings of the Board of Directors and related committees of the Board of Directors;
•Read agreements and contracts with and between related parties and, in certain cases third parties;
•Inspected annual compliance questionnaires completed by the Company’s directors and officers;
•Read publicly available sources including the Company’s public filings and press releases as well as certain analyst and industry reports; and
•Listened to or read transcripts of the Company’s earnings calls.

/s/ Deloitte & Touche LLP
New York, New York
August 12, 2026
We have served as the Company's auditor since 2022.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Madison Square Garden Entertainment Corp.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Madison Square Garden Entertainment Corp. and subsidiaries (the “Company”) as of June 30, 2026, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2026, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended June 30, 2026, of the Company and our report dated August 12, 2026, expressed an unqualified opinion on those financial statements.
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
August 12, 2026

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
	As of June 30,
	2026	2025
ASSETS
Current Assets:
Cash, cash equivalents and restricted cash	$294,158	$43,538
Accounts receivable, net	87,998	66,781
Related party receivables, current	28,132	22,487
Prepaid expenses and other current assets	111,859	104,326
Total current assets	522,147	237,132
Non-Current Assets:
Property and equipment, net	591,696	621,075
Right-of-use lease assets	448,892	484,544
Goodwill	69,041	69,041
Indefinite-lived intangible assets	63,801	63,801
Deferred tax assets, net	53,485	54,072
Other non-current assets	186,188	140,177
Total assets	$1,935,250	$1,669,842
LIABILITIES AND EQUITY (DEFICIT)
Current Liabilities:
Accounts payable, accrued and other current liabilities	$324,708	$184,360
Related party payables, current	63,978	23,830
Long-term debt, current	30,469	30,469
Operating lease liabilities, current	44,461	35,100
Deferred revenue	284,636	228,642
Total current liabilities	748,252	502,401
Non-Current Liabilities:
Long-term debt, net of deferred financing costs	540,334	568,780
Operating lease liabilities, non-current	560,101	566,484
Other non-current liabilities	40,782	45,477
Total liabilities	1,889,469	1,683,142
Commitments and contingencies (see Note 10)
Equity (deficit):
Class A Common Stock (a)	465	461
Class B Common Stock (b)	69	69
Additional paid-in capital	61,885	44,843
Treasury stock at cost (6,106 and 5,483 shares as of June 30, 2026 and June 30, 2025, respectively)	(205,204)	(180,204)
Retained earnings	219,220	153,034
Accumulated other comprehensive loss	(30,654)	(31,503)
Total equity (deficit)	45,781	(13,300)
Total liabilities and equity (deficit)	$1,935,250	$1,669,842
________________
(a)    Class A common stock, $0.01 par value per share, 120,000 shares authorized; 46,545 and 46,076 shares issued as of June 30, 2026 and June 30, 2025, respectively.
(b)    Class B common stock, $0.01 par value per share, 30,000 shares authorized; 6,867 shares issued as of June 30, 2026 and June 30, 2025.

See accompanying notes to the consolidated financial statements.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Years Ended June 30,
	2026	2025	2024
Revenues:
Revenues from entertainment offerings	$810,128	$712,294	$723,897
Food, beverage, and merchandise revenues	164,410	150,506	162,092
Arena license fees and other leasing revenue	86,246	79,934	73,276
Total revenues (a)	1,060,784	942,734	959,265
Direct operating expenses:
Entertainment offerings, arena license fees, and other leasing direct operating expenses	(483,196)	(444,256)	(475,502)
Food, beverage, and merchandise direct operating expenses	(99,103)	(91,387)	(93,334)
Total direct operating expenses (a)	(582,299)	(535,643)	(568,836)
Selling, general and administrative expenses (a)	(253,112)	(214,974)	(206,963)
Depreciation and amortization	(56,069)	(57,768)	(53,876)
Impairment of long-lived assets	(13,782)	(11,202)	—
Restructuring charges	(13,986)	(1,055)	(17,649)
Operating income	141,536	122,092	111,941
Interest income (a)	6,195	2,328	2,976
Interest expense	(39,962)	(50,506)	(57,954)
Loss on extinguishment of debt	—	(6,132)	—
Other expense, net	(793)	(2,221)	(4,672)
Income from operations before income taxes	106,976	65,561	52,291
Income tax (expense) benefit	(40,790)	(28,130)	92,009
Net income	$66,186	$37,431	$144,300

Earnings per share attributable to MSG Entertainment’s stockholders:
Basic	$1.39	$0.78	$2.99
Diluted	$1.38	$0.77	$2.97

Weighted-average number of common shares outstanding:
Basic	47,460	48,031	48,275
Diluted	48,002	48,330	48,589
________________
(a) See Note 15. Related Party Transactions for further information on related party arrangements.

See accompanying notes to the consolidated financial statements.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Years Ended June 30,
	2026	2025	2024
Net income	$66,186	$37,431	$144,300
Other comprehensive income, before income taxes:
Pension plans and other postretirement plans adjustments	1,298	1,159	2,131
Income tax expense related to items of other comprehensive income	(449)	(400)	(372)
Other comprehensive income, net of income taxes	849	759	1,759
Comprehensive income	$67,035	$38,190	$146,059

See accompanying notes to the consolidated financial statements.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
	Years Ended June 30,
	2026	2025	2024
OPERATING ACTIVITIES:
Net income	$66,186	$37,431	$144,300
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	56,069	57,768	53,876
Impairment of long-lived assets	13,782	11,202	—
Share-based compensation expense, net	32,439	27,694	31,168
Amortization of deferred financing costs	2,022	3,342	3,351
Deferred income tax expense (benefit)	138	14,840	(92,197)
Loss on extinguishment of debt	—	6,132	—
Other non-cash adjustments	(2)	762	2,286
Change in assets and liabilities:
Accounts receivable, net	(22,077)	9,589	(13,940)
Related party receivables and payables, net	34,503	(23,694)	47,222
Prepaid expenses and other current and non-current assets	(51,625)	(42,826)	(44,195)
Accounts payable	14,673	(14,492)	10,105
Accrued and other current and non-current liabilities	125,950	(32,645)	(65,835)
Deferred revenue	54,529	20,448	(10,274)
Operating lease right-of-use assets and lease liabilities	24,848	39,746	45,399
Net cash provided by operating activities	$351,435	$115,297	$111,266
INVESTING ACTIVITIES
Capital expenditures	$(28,343)	$(22,222)	$(24,181)
Proceeds from sale of investments	—	55	28,465
Loan to related parties	—	—	(65,000)
Other investing activities	(1,443)	(1,526)	(1,655)
Net cash used in investing activities	$(29,786)	$(23,693)	$(62,371)
FINANCING ACTIVITIES
Proceeds from issuance of loans	$—	$609,375	$—
Proceeds from revolving credit facilities	35,000	55,000	73,000
Principal repayments on long-term debt	(65,469)	(680,626)	(106,350)
Repurchases of Class A common stock	(25,000)	(39,692)	(50,874)
Taxes paid in lieu of shares issued for equity-based compensation	(15,772)	(16,277)	(14,534)
Payments for debt financing costs	—	(9,348)	(633)
Other financing activities	212	(53)	(304)
Net cash used in financing activities	$(71,029)	$(81,621)	$(99,695)
Net increase (decrease) in cash, cash equivalents and restricted cash	250,620	9,983	(50,800)
Cash, cash equivalents and restricted cash, beginning of period	43,538	33,555	84,355
Cash, cash equivalents and restricted cash, end of period	$294,158	$43,538	$33,555
Non-cash investing and financing activities:
Capital expenditures incurred but not yet paid or paid by landlord	$86	$23,693	$34,765
Non-cash financing activities	$—	$(148)	$—
Non-cash stock repurchases in lieu of payment of loan due from related party	$—	$—	$65,512

See accompanying notes to the consolidated financial statements.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)
(in thousands)
	Common Stock	Additional paid-in capital	Treasury Stock	Retained earnings (deficit)	Accumulated Other Comprehensive Loss	Total Equity (deficit)
Balance as of June 30, 2023	$519	$17,727	$(25,000)	$(28,697)	$(34,021)	$(69,472)
Net income	—	—	—	144,300	—	144,300
Other comprehensive income	—	—	—	—	1,759	1,759
Share-based compensation	—	31,168	—	—	—	31,168
Tax withholding associated with shares issued for share-based compensation	6	(14,540)	—	—	—	(14,534)
Repurchases of Class A common stock, inclusive of tax	—	(874)	(115,512)	—	—	(116,386)
Balance as of June 30, 2024	$525	$33,481	$(140,512)	$115,603	$(32,262)	$(23,165)
Net income	—	—	—	37,431	—	37,431
Other comprehensive income	—	—	—	—	759	759
Share-based compensation	—	27,694	—	—	—	27,694
Tax withholding associated with shares issued for share-based compensation	5	(16,282)	—	—	—	(16,277)
Repurchases of Class A common stock, inclusive of tax	—	(50)	(39,692)	—	—	(39,742)
Balance as of June 30, 2025	$530	$44,843	$(180,204)	$153,034	$(31,503)	$(13,300)
Net income	—	—	—	66,186	—	66,186
Other comprehensive income	—	—	—	—	849	849
Share-based compensation	—	32,439	—	—	—	32,439
Tax withholding associated with shares issued for share-based compensation	4	(15,776)	—	—	—	(15,772)
Stock options exercised	—	379	—	—	—	379
Repurchases of Class A common stock	—	—	(25,000)	—	—	(25,000)
Balance as of June 30, 2026	$534	$61,885	$(205,204)	$219,220	$(30,654)	$45,781

See accompanying notes to the consolidated financial statements.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
All amounts included in the following Notes to Consolidated Financial Statements are presented in thousands, except per share data or as otherwise noted.
Note 1. Description of Business and Basis of Presentation
Description of Business
Madison Square Garden Entertainment Corp., (together with its subsidiaries, as applicable, the “Company” or “MSG Entertainment”), is a live entertainment company comprised of iconic venues and marquee entertainment content. Utilizing the Company’s powerful brands and live entertainment expertise, the Company delivers unique experiences that set the standard for excellence and innovation while forging deep connections with diverse and passionate audiences. The Company operates and reports financial information in one reportable segment. The Company’s decision to organize as one reportable segment is based upon its internal organizational structure, the manner in which its operations are managed, and the criteria used by the Company’s Executive Chairman and Chief Executive Officer, its Chief Operating Decision Maker (“CODM”), to evaluate segment performance. The Company’s CODM reviews total company operating results to assess overall performance and allocate resources.
The Company conducts a significant portion of its operations at venues that it either owns or operates under long-term leases. The Company owns Madison Square Garden (“The Garden”), the Infosys Theater at Madison Square Garden, and The Chicago Theatre, and leases Radio City Music Hall and the Beacon Theatre. The Company also owns and produces the original production, the Christmas Spectacular Starring the Radio City Rockettes (the “Christmas Spectacular”). In addition, the Company has an entertainment and sports bookings business, which showcases a broad array of compelling concerts, family shows and special events, as well as a diverse mix of sporting events, for millions of guests annually.
All of the Company’s revenues and assets are attributed to or located in the United States and are primarily concentrated in New York City.
MSG Entertainment Distribution
On April 20, 2023 (the “MSGE Distribution Date”), Sphere Entertainment Co. (together with its subsidiaries, as applicable, “Sphere Entertainment”), distributed approximately 67% of the outstanding common stock of MSG Entertainment, to its stockholders (the “MSGE Distribution”), with Sphere Entertainment retaining approximately 33% of the outstanding common stock of MSG Entertainment (in the form of Class A common stock) immediately following the MSGE Distribution. As a result, the Company became an independent publicly traded company on April 21, 2023 through the MSGE Distribution. Following the completion of secondary offerings by Sphere Entertainment in 2023, Sphere Entertainment no longer owns any of the Company’s Class A common stock.
Basis of Presentation
The Company reports on a fiscal year basis ending on June 30th (“Fiscal Year”). In these consolidated financial statements, the fiscal years ended June 30, 2026, 2025 and 2024 are referred to as “Fiscal Year 2026”, “Fiscal Year 2025”, and “Fiscal Year 2024”, respectively, and the fiscal year ending June 30, 2027 is referred to as “Fiscal Year 2027”.
These financial statements reflect the historical results of operations, financial position and cash flows of the Company in accordance with U.S. generally accepted accounting principles (“GAAP”). References to U.S. GAAP issued by the Financial Accounting Standards Board (“FASB”) in these footnotes are to the FASB Accounting Standards Codification, also referred to as “ASC.” The Company’s financial statements as of and for the periods ended June 30, 2026, 2025 and 2024 are presented on a consolidated basis.
Reclassifications
For purposes of comparability, certain prior period amounts in the consolidated statements of cash flows have been reclassified to conform to the current year presentation in accordance with GAAP.
Note 2. Summary of Significant Accounting Policies
A. Principles of Consolidation
All intercompany transactions and balances within the Company’s consolidated businesses have been eliminated.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
B. Use of Estimates
The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenues and expenses. Such estimates include the provision for credit losses, valuation of goodwill, intangible assets, other long-lived assets, deferred tax assets, pension and other postretirement benefit obligations and the related net periodic benefit cost, and other liabilities. In addition, estimates are used in revenue recognition, depreciation and amortization, litigation matters and other matters. Management believes its use of estimates in the consolidated financial statements to be reasonable.
Management evaluates its estimates on an ongoing basis using historical experience and other factors, including the general economic environment and actions it may take in the future. The Company adjusts such estimates when facts and circumstances dictate. However, these estimates may involve significant uncertainties and judgments and cannot be determined with precision. In addition, these estimates are based on management’s best judgment at a point in time and, as such, these estimates may ultimately differ from actual results. Changes in estimates resulting from weakness in the economic environment or other factors beyond the Company’s control could be material and would be reflected in the consolidated financial statements in future periods.
C. Revenue Recognition and Direct Operating Expenses
The Company generates revenue from the provision of services and sale of tangible products, as well as leasing transactions. Revenues are presented under these three categories in the consolidated statements of operations, as described below.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Lease revenue, presented as “Arena license fees and other leasing revenue”, includes:
•Rental fees related to the arena license agreements that require the New York Knicks (“Knicks”) and the New York Rangers (“Rangers”) to play their home games at The Garden (the “Arena License Agreements”) with MSG Sports
•Sublease income
________________
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
All revenue recognized in the consolidated statements of operations is considered to be revenue from contracts with customers in accordance with ASC Topic 606, Revenue From Contracts with Customers (“ASC Topic 606”), except for revenues from the Arena License Agreements and leases and subleases that are accounted for in accordance with ASC Topic 842, Leases (“ASC Topic 842”).
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
Arena License fees and other leasing revenue
The Company is a party to Arena License Agreements with MSG Sports that require the Knicks and the Rangers to play their home games at The Garden. These agreements also provide for the provision of certain services by the Company to MSG Sports for MSG Sports events that are held at The Garden and include revenue-sharing provisions for certain agreements entered into by the Company and MSG Sports. The Arena License Agreements contain both lease and non-lease components. The revenue to be recognized with respect to the lease components of the Arena License Agreements is accounted for as operating lease revenue in accordance with ASC Topic 842. The non-lease components are accounted for in accordance with ASC Topic 606, as further discussed below.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Revenue for the Company’s suite license arrangements is recorded on a gross basis, as the Company is the principal in such transactions and controls the related goods or services before transfer to the customer. MSG Sports is entitled to a 67.5% share of the Company’s suite license revenue pursuant to the terms of the Arena License Agreements, which is recognized as a component of Direct operating expenses in the consolidated statements of operations.
For sponsorship agreements entered into by the Company or by MSG Sports that contain performance obligations satisfied solely by the Company, revenue is recorded on a gross basis as the Company is the principal with respect to such performance obligations and controls the related goods or services before transfer to the customer. In accordance with the Arena License Agreements, MSG Sports is entitled to a share of the revenue generated from certain signage performance obligations where the Company is the principal. The Company records this signage revenue on a gross basis and MSG Sports’ share of such revenue as a component of Direct operating expenses in the consolidated statements of operations.
The Company is a party to advertising sales representation agreements with certain subsidiaries of MSG Sports. Pursuant to these agreements, the Company has the exclusive right and obligation to sell sponsorship assets on behalf of the respective subsidiaries of MSG Sports. The Company is entitled to both fixed and variable commissions under the terms of these agreements. The Company recognizes the fixed component ratably over the term of the arrangement which corresponds with the Company’s satisfaction of its service-based performance obligations. Variable commissions are earned and recognized as the related sponsorship performance obligations are satisfied by MSG Sports. The Company is not the principal in such arrangements as it does not control the related goods or services prior to transfer to the customer. As an agent under these arrangements, the Company recognizes the advertising

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
commission revenue in the Revenues from entertainment offerings in the consolidated statements of operations.
See Note 15. Related Party Transactions for more information regarding the advertising sales representation agreements with subsidiaries of MSG Sports and Sphere Entertainment.
Contract Balances
Amounts collected in advance of the Company’s satisfaction of its contractual performance obligations are recorded as a contract liability in Deferred revenue and recognized as revenue as the related performance obligations are satisfied. Amounts collected in advance of events for which the Company is not the promoter or co-promoter do not represent contract liabilities and are recorded in Accounts payable, accrued and other current liabilities in the consolidated balance sheets. Amounts recognized as revenue for which the Company has a right to consideration for goods or services transferred to customers and for which the Company does not have an unconditional right to bill as of the reporting date are recorded as contract assets in the consolidated balance sheets. Contract assets are transferred to accounts receivable once the Company’s right to consideration becomes unconditional.
Production Costs for the Company’s Original Productions
The Company defers certain costs of productions such as creative design, scenery, wardrobes, rehearsal and other related costs for the Company’s proprietary shows, recorded in Prepaid expenses and other current assets and Other non-current assets in the consolidated balance sheets. Deferred production costs are amortized on a straight-line basis over the course of a production’s performance period using the expected life of a show’s assets and are recorded as a component of Entertainment offerings, arena license fees, and other leasing direct operating expenses in the consolidated statements of operations. Deferred production costs are subject to recoverability assessments whenever there is an indication of potential impairment.
Revenue Sharing Expenses
Revenue sharing expenses are determined based on contractual agreements between the Company and MSG Sports, primarily related to suite licenses, certain internal signage and in-venue food and beverage sales and are recorded as a component of Entertainment offerings, arena license fees, and other leasing direct operating expenses in the consolidated statements of operations.
D. Advertising Expenses
Advertising costs are typically charged to expense when incurred. Total advertising costs expensed were $9,342, $10,397, and $11,027 for Fiscal Years 2026, 2025 and 2024, respectively.
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
F. Share-based Compensation
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

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
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
H. Cash and Cash Equivalents
The Company considers highly liquid investments that mature within three months or less from the date of purchase to be cash equivalents, including investments in money market funds, time deposits, and short-term U.S. Treasury bills. The carrying amount of cash and cash equivalents either approximates fair value due to the short-term maturity of these instruments or is at fair value. Checks outstanding in excess of related book balances are recorded in Accounts payable, accrued and other current liabilities in the consolidated balance sheets. The Company presents the change in these book cash overdrafts as cash flows from operating activities.
I. Restricted Cash
The Company’s restricted cash includes cash deposited in escrow accounts related to general liability insurance obligations. The carrying amount of restricted cash approximates fair value due to the short-term maturity of these instruments.
J. Accounts Receivable
Accounts receivable are recorded at net realizable value. The Company maintains an allowance for credit losses to reserve for potentially uncollectible receivables. The allowance for credit losses is estimated based on the Company’s consideration of credit risk and analysis of receivables aging, specific identification of certain receivables that are at risk of not being paid, past collection experience and other factors. The Company recorded an allowance for credit losses of $943 and $546 as of June 30, 2026 and 2025, respectively.
K. Investments
For the Company’s equity investments with readily determinable fair values, changes in the fair value of those investments are measured quarterly and are recorded within Other expense, net in the consolidated statements of operations.
The Company’s investments accounted for using the equity method of accounting are carried at cost, plus or minus the Company’s share of net earnings or losses of the investment, subject to certain other adjustments. The cost of equity method investments includes transaction costs of the acquisition. As required by GAAP, to the extent that there is a basis difference between the cost and the underlying equity in the net assets of an equity investment, the Company allocates such differences between tangible and intangible assets. The Company’s share of net earnings or losses of the investment, inclusive of amortization expense for intangible assets associated with the investment, is reflected in Other expense, net in the consolidated statements of operations. Dividends received from the investee reduce the carrying amount of the investment. Due to the timing of receiving financial information from certain of its nonconsolidated affiliates, the Company records its share of net earnings or losses of such affiliates on a three-month lag basis, with the exception of the amortization expense of intangible assets which are recorded currently.
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
In addition to equity method investments, the Company also has other equity investments without readily determinable fair values. The Company measures equity investments without readily determinable fair values at cost, less any impairment, adjusted for observable price changes from orderly transactions for identical or similar investments of the same issuer. Changes in observable price are reflected within Other expense, net in the consolidated statements of operations.
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

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
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

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
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
See Note 9. Goodwill and Intangible Assets for further discussion of impairment of goodwill and indefinite-lived intangibles.
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
The Company determines lease classification as either operating or finance at lease commencement, which governs the pattern of expense recognition and the presentation reflected in the consolidated statements of operations and statements of cash flows over the lease term.
For leases with a term exceeding 12 months, a lease liability is recorded in the consolidated balance sheets at lease commencement reflecting the present value of the fixed minimum payment obligations over the lease term. A corresponding ROU asset equal to the initial lease liability is also recorded, adjusted for any prepaid rent and/or initial direct costs incurred in connection with execution of the lease and reduced by any lease incentives received. In addition, the ROU asset is adjusted to reflect any above or below market lease terms under acquired lease contracts.
The Company includes fixed payment obligations related to non-lease components in the measurement of ROU assets and lease liabilities, as the Company has elected to account for lease and non-lease components together as a single lease component. ROU assets associated with finance leases are presented separate from ROU assets associated with operating leases and are included within Property and equipment, net in the consolidated balance sheets. For purposes of measuring the present value of the Company’s fixed payment obligations for a given lease, the Company uses its incremental borrowing rate, determined based on information available at lease commencement, as rates implicit in the underlying leasing arrangements are typically not readily determinable. The Company’s incremental borrowing rate reflects the rate it would pay to borrow on a secured basis and incorporates the term and economic environment surrounding the associated lease.
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
Q. Defined Benefit Pension Plans and Other Postretirement Benefit Plans
The Company accounts for the defined benefit Pension Plans under the guidance of ASC Topic 715, Compensation — Retirement Benefits (“ASC Topic 715”). Accordingly, for the defined benefit Pension Plans liabilities, the consolidated financial statements reflected the full impact of such plans on both the consolidated statements of operations and the consolidated balance sheets and the Company recorded an asset or liability to recognize the funded status of the defined benefit Pension Plans (other than multiemployer plans), as well as a liability only for any required contributions to the defined benefit Pension Plans that were accrued and unpaid at the balance sheet date. The related pension expenses attributed to the Company were based primarily on pension-eligible compensation of active participants.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Actuarial gains and losses that have not yet been recognized through the consolidated statements of operations are recorded in accumulated other comprehensive income until they are amortized as a component of net periodic benefit cost through other comprehensive income.
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
S. Cloud Computing Arrangement Implementation Costs
The Company capitalizes certain implementation costs incurred in cloud computing arrangements ("CCAs") that are accounted for as service contracts. Eligible costs include those incurred during the application development stage, such as configuration, coding, and testing activities. Costs incurred during the preliminary project stage and the post-implementation operation stage are expensed as incurred. Capitalized CCA implementation costs are amortized on a straight-line basis over the term of the hosting arrangement, which includes the non-cancellable period plus any option periods the Company is reasonably certain to exercise. Amortization begins when the module or component of the arrangement is ready for its intended use.
As of June 30, 2026 and 2025, capitalized implementation costs, net related to CCAs were $4,511 and $301, respectively, and were recorded in Prepaid expenses and other current assets, and Other non-current assets in the consolidated balance sheets. The Company recorded amortization expense related to CCA implementation costs of $252, $713 and $1,008 for Fiscal Years 2026, 2025 and 2024, respectively.
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

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
U. Recently Issued and Adopted Accounting Pronouncements
Recently Issued Accounting Pronouncements
In November 2024, the FASB issued Accounting Standards Update (“ASU”) 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, as amended by ASU 2025-01, which was issued in January 2025, requiring disclosure, in the notes to financial statements, of specified information about certain costs and expenses at each interim and annual reporting period. This standard will be effective for the Company for annual periods beginning with the Company’s fiscal year ending June 30, 2028, and interim reporting periods beginning with the third quarter of the Company’s fiscal year ending June 30, 2028. Early adoption of ASU 2024-03 is permitted. This amended ASU may be applied either prospectively to financial statements issued for reporting periods after the effective date or retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the impact of adopting this standard in the consolidated financial statements.
In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. This ASU provides all entities with a practical expedient that allows for the assumption that current conditions as of the balance sheet date do not change for the remaining life of the asset when estimating credit losses for such assets. This standard will be effective for the Company in the first quarter of Fiscal Year 2027, and early adoption is permitted. The Company is currently evaluating the potential impact of applying the allowable practical expedient on its estimates of credit losses for accounts receivable and contract assets.
In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. This ASU amends the existing standard to remove all references to prescriptive and sequential software development project stages. Under this standard, an entity will be required to start capitalizing software costs when (i) management has authorized and committed to funding the software project and (ii) it is probable that the project will be completed and the software will be used to perform the function intended. This standard will be effective for the Company in the first quarter of the Company’s fiscal year ending June 30, 2029, and early adoption is permitted. The Company is currently evaluating the impact of adopting this standard in the consolidated financial statements.
In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. This ASU provides clarifications intended to improve the consistency and usability of interim disclosure requirements, including a comprehensive listing of required interim disclosures and a new disclosure principle for reporting material events occurring after the most recent annual period. The amendments do not change the underlying objectives of interim reporting but are designed to enhance clarity in application. This standard will be effective for the Company in the first quarter of the Company’s fiscal year ending June 30, 2029, and early adoption is permitted. The Company is currently evaluating the impact of adopting this standard in the consolidated financial statements.
Recently Adopted Accounting Pronouncements
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, a final standard on improvements to income tax disclosures which applies to all entities subject to income taxes. The standard requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The standard is intended to benefit investors by providing more detailed income tax disclosures that would be helpful to understand an entity’s exposure to potential changes in jurisdictional tax legislation and the ensuing risks and opportunities, assess income tax information that affects cash flow forecasts and capital allocation decisions, and identify potential opportunities to increase future cash flows. This standard is effective for the Company for Fiscal Year 2026 and was adopted on a prospective basis, with the required disclosures included in Note 14. Income Taxes.
Note 3. Revenue Recognition
The Company’s revenues by category are outlined in Note 2. Summary of Significant Accounting Policies.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Disaggregation of Revenue
The following table disaggregates the Company’s consolidated revenues by type of goods or services in accordance with the required entity-wide disclosure requirements of ASC Subtopic 280-10-50-38 to 40 and the disaggregation of revenue required disclosures in accordance with ASC Subtopic 606-10-50-5 for Fiscal Years 2026, 2025 and 2024. The footnotes to the table provide additional disclosure with respect to the timing of transfer of goods or services to the customer for each category.

	Years Ended June 30,
	2026	2025	2024
Ticketing and venue license fee revenues (a)	$528,350	$453,242	$463,272
Sponsorship and signage, suite license, and advertising commission revenues (b)	275,492	252,665	254,079
Other(c)	6,286	6,387	6,546
Total revenues from entertainment offerings	810,128	712,294	723,897
Food, beverage, and merchandise revenues (d)	164,410	150,506	162,092
Total revenues from contracts with customers	974,538	862,800	885,989
Arena license fees and other leasing revenue	86,246	79,934	73,276
Total revenues	$1,060,784	$942,734	$959,265
________________
(a)    Amounts include ticket sales, including single night suite rentals and other ticket-related revenue, and venue license fees from the Company’s events such as (i) concerts, (ii) the presentation of the Christmas Spectacular and (iii) other live entertainment and sporting events. Ticketing and venue license fee revenues are generally recognized at a point in time.
(b)    Sponsorship and signage, suite license, and advertising commission revenues are generally recognized over time. For Fiscal Years 2026, 2025 and 2024, the Company recorded revenue-sharing expense of $160,616, $147,008 and $137,053, respectively, for MSG Sports’ share of the Company’s revenues from (i) suite licenses, (ii) certain signage and sponsorships, and (iii) food and beverage based upon the provision of the underlying contractual arrangements, and on the basis of direct usage when specifically identified or allocated proportionally.
(c)    Other primarily consists of venue tours which are generally recognized at a point in time.
(d)    Food, beverage, and merchandise revenues are generally recognized at a point in time.
Contract Balances
The following table provides information about the opening and closing contract balances from the Company’s contracts with customers as of June 30, 2026, 2025 and 2024. The Company recorded provisions for credit losses on receivables or contract assets arising from contracts with customers of $860, $889 and $579 for Fiscal Years 2026, 2025 and 2024, respectively.

	As of June 30,
	2026	2025	2024
Receivables from contracts with customers, net (a)	$89,888	$69,513	$74,113
Contract assets, current	$8,398	$7,648	$7,844
Deferred revenue, including non-current portion (b)	$290,572	$236,043	$215,581
________________
(a)    Receivables from contracts with customers, net, which are recorded in Accounts receivable, net and Related party receivables, current in the consolidated balance sheets, represent the Company’s unconditional rights to consideration under its contracts with customers. As of June 30, 2026, 2025 and 2024, the Company’s receivables from contracts with customers above included $4,526, $3,649 and $2,432, respectively, related to various related parties. See Note 15. Related Party Transactions for further details on these related party arrangements.
(b)    Deferred revenue primarily relates to the Company’s receipt of consideration from customers in advance of the Company’s transfer of goods or services to the customers. Deferred revenue is reduced and the related revenue is recognized once the underlying goods or services are transferred to a customer. Revenue recognized for Fiscal Year 2026 relating to the deferred revenue balance as of June 30, 2025 was $207,906.
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

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
The following table depicts the estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) as of June 30, 2026:

As of June 30, 2026
Fiscal year ending June 30, 2027	$218,792
Fiscal year ending June 30, 2028	173,322
Fiscal year ending June 30, 2029	129,325
Fiscal year ending June 30, 2030	89,667
Fiscal year ending June 30, 2031	58,416
Thereafter	62,231
Total	$731,753
Note 4. Restructuring Charges
During Fiscal Year 2026, the Company recorded restructuring charges of $13,986, inclusive of $56 of share-based compensation benefits, primarily related to termination benefits provided as part of a voluntary exit program.
During Fiscal Year 2025, the Company recorded restructuring charges of $1,055 related to termination benefits for certain corporate executives and employees.
During Fiscal Year 2024, the Company recorded restructuring charges of $17,649, inclusive of $6,788 of share-based compensation expenses, related to termination benefits for certain corporate executives and employees.
The remaining restructuring liability, recorded in Accounts payable, accrued and other current liabilities in the consolidated balance sheets, is as follows:

Restructuring Liability
June 30, 2025	$248
Restructuring charges (excluding share-based compensation benefit)	14,042
Payments	(7,905)
June 30, 2026	$6,385
Note 5. Computation of Earnings per Share
The following table presents a reconciliation of weighted-average shares used in the calculations of basic and diluted earnings per share attributable to the Company’s stockholders.

	Years Ended June 30,
	2026	2025	2024
Net income allocable to common shares, basic and diluted (numerator):
Net income	$66,186	$37,431	$144,300

Weighted-average shares (denominator):
Weighted-average shares for basic EPS	47,460	48,031	48,275
Dilutive effect of shares issuable under share-based compensation plans	542	299	314
Weighted-average shares for diluted EPS	48,002	48,330	48,589
Weighted-average anti-dilutive shares	9	300	551

Earnings per Share:
Basic	$1.39	$0.78	$2.99
Diluted	$1.38	$0.77	$2.97

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Note 6. Investments
As of June 30, 2026, the Company held an investment in Townsquare Media, Inc. (“Townsquare”). The Company also previously held an investment in DraftKings Inc. (“DraftKings”), which was sold during the first quarter of Fiscal Year 2024:
•Townsquare is a media, entertainment and digital marketing solutions company that is listed on the New York Stock Exchange (the “NYSE”) under the symbol “TSQ.”
•DraftKings is a fantasy sports contest and sports gambling provider that is listed on the Nasdaq Stock Market under the symbol “DKNG.”
As of June 30, 2026, the Company also held other equity investments held in trust under the Company’s Executive Deferred Compensation Plan. See Note 12. Pension Plans and Other Postretirement Benefit Plans for further details regarding the plan.
The fair value of the Company’s equity investments with readily determinable fair values is determined based on quoted market prices in active markets, which are classified within Level I of the fair value hierarchy.
The carrying value of these investments, which is reported under Other non-current assets in the consolidated balance sheets as of June 30, 2026 and 2025, is as follows:

	As of June 30,
	2026	2025
Equity investments with readily determinable fair values:
Townsquare Class A common stock	$896	$1,002
Other equity investments with readily determinable fair values held in trust under the Company’s Executive Deferred Compensation Plan	6,924	5,238
Equity investments without readily determinable fair values	959	848
Total investments	$8,779	$7,088
The following table summarizes the realized and unrealized gain (loss) on equity investments with readily determinable fair values, which is recorded in Other expense, net in the consolidated statements of operations:

	Years Ended June 30,
	2026	2025	2024
Unrealized loss— Townsquare	$(106)	$(386)	$(1,591)
Unrealized gain — Executive Deferred Compensation Plan	968	508	495
Total Unrealized gain (loss)	$862	$122	$(1,096)
Gain from shares sold — DraftKings	—	—	1,548
Gain (loss) from shares sold — Townsquare	—	5	(1,694)
Total realized and unrealized gain (loss)	$862	$127	$(1,242)
Supplemental information on realized gain (loss):
Shares of common stock sold — DraftKings	—	—	425
Cash proceeds from common stock sold — DraftKings	$—	$—	$12,844
Shares of common stock sold — Townsquare	—	5	1,577
Cash proceeds from common stock sold — Townsquare	$—	$55	$15,621

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Note 7. Property and Equipment, Net
As of June 30, 2026 and 2025, property and equipment, net consisted of the following assets:

	As of June 30,
	2026	2025
Land	$62,768	$62,768
Buildings	1,019,912	1,014,553
Equipment, furniture and fixtures	348,436	340,411
Leasehold improvements	99,355	163,342
Construction in progress	5,977	6,074
Total Property and equipment	1,536,448	1,587,148
Less: accumulated depreciation and amortization	(944,752)	(966,073)
Property and equipment, net	$591,696	$621,075
Depreciation and amortization expense on property and equipment was $55,683, $57,768 and $53,876 for Fiscal Years 2026, 2025 and 2024, respectively.
Note 8. Leases
The following table summarizes the ROU assets and lease liabilities recorded in the consolidated balance sheets as of June 30, 2026 and 2025:

	As of June 30,
	2026	2025
ROU assets	$448,892	$484,544
Lease liabilities:
Operating leases, current	44,461	35,100
Operating leases, non-current	560,101	566,484
Total lease liabilities	$604,562	$601,584
The following table summarizes the activity related to lease costs recorded in the consolidated statements of operations for Fiscal Years 2026, 2025 and 2024:

	Classification in the Consolidated Statements of Operations	Years Ended June 30,
		2026	2025	2024
Operating lease cost	Direct operating expenses	$21,291	$21,291	$21,071
Operating lease cost	Selling, general and administrative expenses	34,290	32,112	26,023
Variable lease cost	Direct operating expenses	2,382	1,840	716
Variable lease cost	Selling, general and administrative expenses	403	—	—
Total lease cost		$58,366	$55,243	$47,810
During Fiscal Year 2024, the Company took possession of newly renovated space in its New York office. The Company was not involved in the design or construction of the new space for purposes of the Company’s build out prior to obtaining possession. Upon obtaining possession of the space, the Company recognized an additional lease obligation of $206,410 and a ROU lease asset of $198,294, net of tenant improvement incentives received on the possession date. In Fiscal Year 2025, the Company recognized a right-of-use lease asset of $116,963 and an additional lease obligation of $115,335 as the Company took possession of additional space in its New York office.
The Company recorded impairment of long-lived assets of $13,782 and $11,202 in Fiscal Years 2026 and 2025, respectively, due to impairment losses recognized on the Company’s right-of-use lease assets in its New York corporate office.
While lease payments under the lease agreement are recognized as a lease expense on a straight-line basis over the lease term, the Company began paying full rent in the second half of Fiscal Year 2026 due to certain tenant incentives included in the arrangement. Base rent payments will increase every five years beginning in Fiscal Year 2031 in accordance with the terms of the lease.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Supplemental cash flow information related to operating leases is as follows:

	Years Ended June 30,
	2026	2025	2024
Cash paid for amounts included in the measurement of operating lease liabilities	$40,089	$37,829	$37,908
Lease assets obtained in exchange for new lease obligations	$—	$116,957	$198,294
Maturities of operating lease liabilities as of June 30, 2026 were as follows:

As of June 30, 2026
Fiscal year ending June 30, 2027	$47,500
Fiscal year ending June 30, 2028	63,173
Fiscal year ending June 30, 2029	55,987
Fiscal year ending June 30, 2030	62,777
Fiscal year ending June 30, 2031	64,226
Thereafter	779,602
Total lease payments	1,073,265
Less: imputed interest	(468,703)
Total lease liabilities	$604,562
The weighted average remaining lease term and weighted average discount rate for our operating leases are as follows:

	As of June 30,
	2026	2025
Weighted average remaining lease term (in years)	16.25	17.08
Weighted average discount rate	7.11%	7.11%
As of June 30, 2026, the Company’s existing operating leases, which are recorded in the consolidated financial statements, had remaining lease terms ranging from 0.3 years to 19.6 years.
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
The following table summarizes the Company’s revenues recognized under Arena License Agreements and revenues from third party and related party lease and sublease arrangements for Fiscal Years 2026, 2025 and 2024.

	Years Ended June 30,
	2026	2025	2024
Arena License Agreements	$68,068	$68,068	$68,068
Third party and related party lease and sublease arrangements	18,178	11,866	5,208
Total Arena license fees and other leasing revenue	$86,246	$79,934	$73,276

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
The maturities of operating lease cash flows to be received on an undiscounted basis for the Arena license fees and other leasing revenues were as follows:

As of June 30, 2026
Fiscal year ending June 30, 2027	$62,615
Fiscal year ending June 30, 2028	64,213
Fiscal year ending June 30, 2029	65,673
Fiscal year ending June 30, 2030	67,161
Fiscal year ending June 30, 2031	69,538
Thereafter	1,960,923
Total future minimum receipts	$2,290,123
Note 9. Goodwill and Intangible Assets
As of June 30, 2026 and 2025, the carrying amount of Goodwill was $69,041. The Company has one reportable segment and one reporting unit.
The Company’s Indefinite-lived intangible assets as of June 30, 2026 and 2025 were as follows:

	As of June 30,
	2026	2025
Trademarks	$61,881	$61,881
Photographic related rights	1,920	1,920
Total Indefinite-lived intangible assets	$63,801	$63,801
On August 31, 2025 and 2024, the Company performed its annual impairment tests of Goodwill and Indefinite-lived intangible assets and determined that there were no impairments of Goodwill or Indefinite-lived intangible assets identified as of the impairment test date.
Note 10. Commitments and Contingencies
Commitments
As of June 30, 2026, commitments of the Company in the normal course of business in excess of one year were as follows:

	Commitments
	June 30, 2027	June 30, 2028	June 30, 2029	June 30, 2030	June 30, 2031	Thereafter	Total
Contractual obligations	$11,688	$11,487	$10,834	$10,442	$3,466	$—	$47,917
Letters of credit	18,169	—	—	—	—	—	18,169
Total commitments	$29,857	$11,487	$10,834	$10,442	$3,466	$—	$66,086
See Note 8. Leases for more information regarding the Company’s contractually obligated minimum lease payments for operating leases having an initial non-cancelable term in excess of one year for the Company’s venues and corporate office. These commitments are presented exclusive of the imputed interest used to reflect the payment’s present value.
See Note 11. Credit Facilities for more information regarding the principal repayments required under the National Properties Facilities.
See Note 12. Pension Plans and Other Postretirement Benefit Plans for information on the future funding requirements under our pension obligations. Pension obligations have been excluded from the table above as the timing of the future cash payments is uncertain.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Note 11. Credit Facilities
The following table summarizes the presentation of the outstanding balances under the Company’s credit and other debt agreements as of June 30, 2026 and 2025:

	As of June 30,
	2026	2025
Current Portion
National Properties Term Loan Facility	$30,469	$30,469
Long-term debt, current	$30,469	$30,469

	As of
	June 30, 2026			June 30, 2025
	Principal	Unamortized Deferred Financing Costs	Net	Principal	Unamortized Deferred Financing Costs	Net
Non-current Portion
National Properties Term Loan Facility	$548,438	$(8,104)	$540,334	$578,906	$(10,126)	$568,780
Long-term debt, net of deferred financing costs	$548,438	$(8,104)	$540,334	$578,906	$(10,126)	$568,780
National Properties Facilities
General. On June 27, 2025, MSG National Properties, LLC (“MSG National Properties”), MSG Entertainment Holdings and certain subsidiaries of MSG National Properties entered into Amendment No. 4 (“Amendment No. 4”) to the credit agreement dated June 30, 2022 (as amended, supplemented and otherwise modified prior to June 27, 2025, the “Prior National Properties Credit Agreement” and, as amended by Amendment No. 4, the “National Properties Credit Agreement”) with JP Morgan Chase Bank, N.A., as administrative agent, and the lenders and letter of credit issuers party thereto, pursuant to which, among other things, (i) the term loan facility under the Prior National Properties Credit Agreement (the “Prior National Properties Term Loan Facility”) was refinanced in its entirety with a five-year, $609,375 senior secured term loan facility (the “National Properties Term Loan Facility”) and (ii) the revolving credit facility under the Prior National Properties Credit Agreement (the “Prior National Properties Revolving Credit Facility” and, together with the Prior National Properties Term Loan Facility, the “Prior National Properties Facilities”) was refinanced in its entirety with a five-year, $150,000 revolving credit facility (the “National Properties Revolving Credit Facility” and, together with the National Properties Term Loan Facility, the “National Properties Facilities”). Up to $25,000 of the National Properties Revolving Credit Facility is available for the issuance of letters of credit. As of June 30, 2026, outstanding letters of credit were $18,169 and the remaining balance available under the National Properties Revolving Credit Facility was $131,831.
Proceeds. Proceeds of the National Properties Revolving Credit Facility may be used to fund working capital needs, for general corporate purposes of MSG National Properties and its subsidiaries and to make distributions to MSG Entertainment Holdings.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Interest Rates. Borrowings under the National Properties Facilities bear interest at a floating rate, which at the option of MSG National Properties may be either (a) Term Secured Overnight Financing Rate (“Term SOFR”) plus an applicable margin ranging from 1.75% to 2.50% per annum, determined based on the total leverage ratio of MSG National Properties and its restricted subsidiaries, or (b) a base rate plus an applicable margin ranging from 0.75% to 1.50% per annum, determined based on the total leverage ratio of MSG National Properties and its restricted subsidiaries. The National Properties Credit Agreement requires MSG National Properties to pay a commitment fee ranging from 0.20% to 0.30% in respect of the daily unused commitments under the National Properties Revolving Credit Facility. MSG National Properties is also required to pay customary letter of credit fees, as well as fronting fees, to banks that issue letters of credit pursuant to the National Properties Credit Agreement. The interest rate on the National Properties Term Loan Facility as of June 30, 2026 was 5.64%.
Principal Repayments. Subject to customary notice and minimum amount conditions, the Company may voluntarily repay outstanding loans under the National Properties Facilities or terminate commitments under the National Properties Revolving Credit Facility, at any time, in whole or in part, subject only to customary breakage costs in the case of prepayment of Term SOFR loans. The National Properties Facilities will mature on June 27, 2030. The principal obligations under the National Properties Term Loan Facility are repaid in quarterly installments that commenced with the fiscal quarter ended September 30, 2025, in an aggregate amount equal to 5.00% per annum (1.25% per quarter), with the balance due at the maturity of the facility. The principal obligations under the National Properties Revolving Credit Facility are due at the maturity of the facility. Under certain circumstances, MSG National Properties is required to make mandatory prepayments on loans outstanding, including prepayments in an amount equal to the net cash proceeds of certain sales of assets or casualty insurance and/or condemnation recoveries (subject to certain reinvestment, repair or replacement rights), subject to certain exceptions.
Covenants. The National Properties Credit Agreement includes financial covenants requiring MSG National Properties and its restricted subsidiaries to maintain a specified minimum debt service coverage ratio and specified maximum total leverage ratio. The debt service coverage ratio covenant is set at a ratio of 2.50:1. The leverage ratio covenant is tested based on the ratio of MSG National Properties and its restricted subsidiaries’ consolidated total indebtedness to adjusted operating income, with a maximum ratio of 3.50:1. As of June 30, 2026, MSG National Properties and its restricted subsidiaries were in compliance with the covenants of the National Properties Credit Agreement.
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
All obligations under the National Properties Facilities, including the guarantees of those obligations, are secured by certain of the assets of MSG National Properties and the Subsidiary Guarantors (collectively, “Collateral”) including, but not limited to, a pledge of some or all of the equity interests held directly or indirectly by MSG National Properties in each Subsidiary Guarantor. The Collateral does not include, among other things, any interests in The Garden, the Infosys Theater at Madison Square Garden or The Chicago Theatre or the leasehold interests in Radio City Music Hall or the Beacon Theatre.
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

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Debt Maturities
Maturities for the outstanding debt balances as of June 30, 2026 were as follows:

National Properties Facilities
Fiscal year ending June 30, 2027	$30,469
Fiscal year ending June 30, 2028	30,469
Fiscal year ending June 30, 2029	30,469
Fiscal year ending June 30, 2030	487,500
$578,907
Interest payments and loan principal repayments made by the Company under the National Properties Credit Agreement were as follows:

	Interest Payments			Loan Principal Repayments
	Years Ended June 30,			Years Ended June 30,
	2026	2025	2024	2026	2025	2024
National Properties Facilities	$38,054	$47,193	$53,864	$65,469	$680,626	$106,350
The carrying value and fair value of the Company’s debt reported in the consolidated balance sheets were as follows:

	As of
	June 30, 2026		June 30, 2025
	Carrying Value(a)	Fair Value	Carrying Value(a)	Fair Value
National Properties Facilities	$578,907	$570,222	$609,375	$600,234
________________
(a)    The total carrying value of the Company’s debt as of June 30, 2026 and June 30, 2025 is equal to the current and non-current principal payments for the Company’s credit agreements excluding unamortized deferred financing costs of $8,104 and $10,126, respectively.
The Company’s long-term debt is classified within Level II of the fair value hierarchy as it is valued using quoted indices of similar instruments for which the inputs are readily observable.
Note 12. Pension Plans and Other Postretirement Benefit Plans
Defined Benefit Pension Plans and Postretirement Benefit Plans
The Company sponsors a non-contributory, qualified cash balance retirement plan covering the Company’s non-union employees (the “Cash Balance Pension Plan”) and an unfunded non-contributory, non-qualified excess cash balance plan covering certain employees who participate in the underlying qualified plan (collectively, the “Cash Balance Plans”). All benefits in the Cash Balance Plans are frozen, participants are not able to earn benefits for future service under these plans, and no employee of the Company who was not already a participant as of the date the respective plans were frozen may become a participant in the Cash Balance Plans. Existing account balances under the plans will continue to be credited with monthly interest in accordance with the terms of the plans.
MSG Entertainment also sponsors an unfunded non-contributory, non-qualified defined benefit pension plan (the “Excess Plan”), where all benefits are frozen, participants are not able to earn benefits for future service, and no employee of the Company who was not already a participant as of the date the Excess Plan was frozen may become a participant in the plan.
The Company also sponsors a non-contributory, qualified defined benefit pension plan covering certain of the Company’s union employees (the “Union Plan”). Benefits payable to retirees under the Union Plan are based upon years of Benefit Service (as defined in the Union Plan document).
The Cash Balance Plans, Union Plan, and Excess Plan are collectively referred to as the “Pension Plans.”
MSG Entertainment also sponsors a welfare plan (the “Postretirement Plan”), which provides certain postretirement healthcare benefits to certain employees of the Company hired prior to January 1, 2001 who are eligible to commence receipt of early or normal benefits under the Cash Balance Pension Plan, and their dependents, as well as certain union employees.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
The following table summarizes the projected benefit obligations, assets, funded status and the amounts recorded in the consolidated balance sheets as of June 30, 2026 and 2025, associated with the Pension Plans and Postretirement Plan based upon actuarial valuations as of those measurement dates.

	Pension Plans		Postretirement Plan
	June 30,		June 30,
	2026	2025	2026	2025
Change in benefit obligation:
Benefit obligation at beginning of period	$128,608	$126,605	$1,988	$2,262
Service cost	57	55	17	17
Interest cost	6,032	6,425	80	105
Actuarial loss (gain) (a)	1,148	2,412	501	(48)
Benefits paid	(8,010)	(6,879)	(979)	(348)
Plan settlements paid	—	(10)	—	—
Benefit obligation at end of period	127,835	128,608	1,607	1,988
Change in plan assets:
Fair value of plan assets at beginning of period	117,010	110,308	—	—
Actual return on plan assets	8,934	8,854	—	—
Employer contributions	3,380	5,965	—	—
Benefits paid	(7,912)	(6,781)	—	—
Administrative expenses paid	(1,628)	(1,336)	—	—
Fair value of plan assets at end of period	119,784	117,010	—	—
Funded status at end of period	$(8,051)	$(11,598)	$(1,607)	$(1,988)
________________
(a)    In Fiscal Year 2026 the actuarial losses on the benefit obligations were primarily due to unfavorable demographic experience and an increase in the interest crediting rate, partially offset by an increase in the discount rate compared to the prior year period. In Fiscal Year 2025 the actuarial losses on the benefit obligations were primarily due to unfavorable demographic experience and a decrease in the discount rate, as well as an increase in the interest crediting rate.
Amounts recorded in the consolidated balance sheets as of June 30, 2026 and 2025 consist of:

	Pension Plans		Postretirement Plan
	June 30,		June 30,
	2026	2025	2026	2025
Current liabilities (recorded in Accounts payable, accrued and other current liabilities)	$(362)	$(355)	$(200)	$(280)
Non-current liabilities (recorded in Other non-current liabilities)	(7,689)	(11,243)	(1,407)	(1,708)
	$(8,051)	$(11,598)	$(1,607)	$(1,988)
Accumulated other comprehensive loss, before income tax, as of June 30, 2026 and 2025 consists of the following amounts that have not yet been recognized in net periodic benefit cost:

	Pension Plans		Postretirement Plan
	June 30,		June 30,
	2026	2025	2026	2025
Actuarial loss	$(35,651)	$(37,465)	$(875)	$(381)

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
The following table presents components of net periodic benefit cost for the Pension Plans and Postretirement Plan included in the consolidated statements of operations for Fiscal Years 2026, 2025 and 2024. Service cost is recorded in Direct operating expenses and Selling, general and administrative expenses. All other components of net periodic benefit cost are recorded in Other expense, net in the consolidated statements of operations.

	Pension Plans			Postretirement Plan
	Years Ended June 30,			Years Ended June 30,
	2026	2025	2024	2026	2025	2024
Service cost	$57	$55	$71	$17	$17	$21
Interest cost	6,032	6,425	6,673	80	105	120
Expected return on plan assets	(6,066)	(5,711)	(5,167)	—	—	—
Recognized actuarial loss	1,699	1,720	1,786	7	18	23
Settlement loss recognized (a)	—	1	7	—	—	—
Net periodic benefit cost reported in the consolidated statements of operations	$1,722	$2,490	$3,370	$104	$140	$164
________________
(a)    No lump sum payments were distributed in Fiscal Year 2026. For Fiscal Years 2025 and 2024, lump-sum payments totaling $10 and $103, respectively, were distributed to vested participants of the non-qualified excess cash balance plan, triggering the recognition of settlement losses in accordance with ASC Topic 715. The discount rates used for the projected benefit obligation and interest cost were 5.12% and 3.43%, as of June 30, 2026, respectively, 5.07% and 3.43% as of June 30, 2025, respectively, and 5.47% and 4.13% as of June 30, 2024, respectively. Additionally, settlement charges of $0, $1 and $7 were recorded in Other expense, net for Fiscal Years 2026, 2025 and 2024, respectively, in the consolidated statements of operations.
Other pre-tax changes in plan assets and benefit obligations recognized in Other comprehensive income (loss) for Fiscal Years 2026, 2025 and 2024 were as follows:

	Pension Plans			Postretirement Plan
	Years Ended June 30,			Years Ended June 30,
	2026	2025	2024	2026	2025	2024
Net unamortized gain (loss) arising during the period	$92	$(628)	$263	$(500)	$48	$52
Amounts reclassified from accumulated other comprehensive loss	1,699	1,720	1,786	7	18	23
Settlement loss recognized	—	1	7	—	—	—
Total recognized in other comprehensive income (loss)	$1,791	$1,093	$2,056	$(493)	$66	$75
Pension Plans and Postretirement Plan Assumptions
Weighted-average assumptions used to determine benefit obligations (made at the end of the period) as of June 30, 2026 and 2025 were as follows:

	Pension Plans		Postretirement Plan
	June 30,		June 30,
	2026	2025	2026	2025
Discount rate	5.57%	5.52%	5.07%	4.96%
Interest crediting rate	4.93%	4.74%	n/a	n/a
Healthcare cost trend rate assumed for next year	n/a	n/a	8.00%	7.50%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	n/a	n/a	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	n/a	n/a	2039	2035

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Weighted-average assumptions used to determine net periodic benefit cost (made at the beginning of the period) for Fiscal Years 2026, 2025 and 2024 were as follows:

	Pension Plans			Postretirement Plan
	Years Ended June 30,			Years Ended June 30,
	2026	2025	2024	2026	2025	2024
Discount rate - projected benefit obligation	5.51%	5.55%	5.34%	4.99%	5.40%	5.40%
Discount rate - service cost	5.85%	5.67%	5.44%	5.23%	5.49%	5.39%
Discount rate - interest cost	5.05%	5.41%	5.37%	4.71%	5.38%	5.49%
Expected long-term return on plan assets	6.59%	6.73%	6.41%	n/a	n/a	n/a
Interest crediting rate	4.74%	4.55%	3.77%	n/a	n/a	n/a
Healthcare cost trend rate assumed for next year	n/a	n/a	n/a	7.50%	6.75%	7.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	n/a	n/a	n/a	5.00%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	n/a	n/a	n/a	2036	2032	2032
The discount rates were determined (based on the expected duration of the benefit payments for the plans) from the Willis Towers Watson U.S. Rate Link: 40-90 Discount Rate Model as of June 30, 2026 and 2025 to select a rate at which the Company believed the plans’ benefits could be effectively settled. This model was developed by examining the yields on selected highly rated corporate bonds. The expected long-term return on plan assets is based on a periodic review and modeling of the plans’ asset allocation structures over a long-term horizon. Expectations of returns for each asset class are the most important of the assumptions used in the review and modeling and are based on comprehensive reviews of historical data, forward-looking economic outlook, and economic/financial market theory. The expected long-term rate of return was selected from within the reasonable range of rates determined by (i) historical returns for the asset classes covered by the investment policy and (ii) projections of returns over the long-term period during which benefits are payable to plan participants.
Plan Assets and Investment Policy
The weighted-average asset allocation of the Pension Plans’ assets at June 30, 2026 and 2025 was as follows:

	As of June 30,
Asset Classes (a):	2026	2025
Fixed income securities	82%	82%
Equity securities	15%	15%
Cash equivalents	3%	3%
	100%	100%
________________
(a)    The Company’s target allocation as of June 30, 2026 is 85% fixed income securities and 15% equity for the Cash Balance Plan assets, and 100% fixed income securities for the Union Plan assets.
Investment allocation decisions are made by the Company’s Investment & Benefits Committee, which utilizes the services of an investment manager to actively manage the assets of the Pension Plans. The Company has established asset allocation targets and investment policies and guidelines with the investment manager. The investment manager takes into account expected long-term risks, returns, correlation, and other prudent investment assumptions when recommending asset classes and investment managers to the Company’s Investment & Benefits Committee. The investment manager also considers each applicable Pension Plans’ liabilities when making investment allocation recommendations.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Investments at Estimated Fair Value
The cumulative fair values of the individual plan assets at June 30, 2026 and 2025 by asset class were as follows:

	Fair Value Hierarchy	As of June 30,
		2026	2025
Money market fund (a)	I	$3,095	$3,363
U.S. Treasury securities (b)	II	3,699	3,279
Mutual fund - equity (c)	II	17,729	17,320
Common collective trust (c)	II	95,262	93,047
Total investments measured at fair value		$119,785	$117,009
________________
(a)    The money market fund is classified within Level I of the fair value hierarchy as they are valued using observable inputs that reflect quoted prices for identical assets in active markets.
(b)    U.S. Treasury securities are classified within Level II of the fair value hierarchy as they are valued daily using institutional bond quotes based on evaluations based on various market and industry inputs.
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
Contributions for Qualified Defined Benefit Pension Plans
During Fiscal Year 2026, the Company contributed $3,130 and $250 to the Cash Balance Plan and Union Plan, respectively. The Company expects to contribute $1,700 and $190 to the Cash Balance Plan and Union Plan, respectively, in Fiscal Year 2027.
Estimated Future Benefit Payments
The following table presents estimated future fiscal year benefit payments for the Pension Plans and Postretirement Plan:

	Pension Plans	Postretirement Plan
Fiscal year ending June 30, 2027	$14,062	$204
Fiscal year ending June 30, 2028	$8,679	$212
Fiscal year ending June 30, 2029	$8,654	$234
Fiscal year ending June 30, 2030	$8,947	$202
Fiscal year ending June 30, 2031	$9,275	$158
Fiscal years ending June 30, 2032 – 2036	$47,763	$829
Defined Contribution Plans
MSG Entertainment sponsors the Madison Square Garden 401(k) Savings Plan (the “401(k) Plan”) and the MSG Entertainment Holdings, LLC Excess Savings Plan (collectively referred to as the “Savings Plans”). The 401(k) Plan is a multiple employer plan. For Fiscal Years 2026, 2025 and 2024, expenses related to the Savings Plans for MSGE employees were $8,446, $8,557 and $7,981, respectively, recorded in Direct operating expenses and Selling, general and administrative expenses in the consolidated statements of operations.
In addition, MSG Entertainment sponsors the Madison Square Garden 401(k) Union Plan (the “Union Savings Plan”). The Union Savings Plan is a multiple employer plan. For Fiscal Years 2026, 2025 and 2024, expenses related to the Union Savings Plan were $1,091, $1,181 and $701, respectively, recorded in Direct operating expenses in the consolidated statements of operations.
Multiemployer Plans
The Company contributes to a number of multiemployer defined benefit pension plans, multiemployer defined contribution pension plans, and multiemployer health and welfare plans that provide benefits to retired union-represented employees under the terms of collective bargaining agreements (“CBAs”).

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
The following table outlines the Company’s participation in multiemployer defined benefit pension plans for Fiscal Years 2026, 2025 and 2024, and summarizes the contributions that the Company has made during each period. The “EIN” and “Pension Plan Number” columns provide the Employer Identification Number and the three-digit plan number for each applicable plan. The most recent Pension Protection Act zone status available as of June 30, 2026 and 2025 relates to the plan’s two most recent years ended which are indicated. Among other factors, plans in the red zone are generally less than 65% funded, plans in the orange zone are both less than 80% funded and have an accumulated funding deficiency or are expected to have a deficiency in any of the next six plan years, plans in the yellow zone are less than 80% funded, and plans in the green zone are at least 80% funded. The “FIP/RP Status Pending/Implemented” column indicates whether a funding improvement plan (“FIP”) for yellow/orange zone plans or a rehabilitation plan (“RP”) for red zone plans is either pending or has been implemented by the trustees of such plan. The zone status and any FIP or RP information is based on information that the Company received from the plan, and the zone status is as certified by the plan’s actuary. The last column lists the expiration date(s) or a range of expiration dates of the CBA to which the plans are subject. There are no other significant changes that affect such comparability.

			PPA Zone Status		FIP/RP Status Pending / Implemented	Company Contributions
			As of June 30,			Years Ended June 30,
Plan Name	EIN	Pension Plan Number	2026	2025		2026	2025	2024	Surcharge Imposed	Expiration Date of CBA
Pension Fund of Local No. 1 of I.A.T.S.E.	136414973	001	Green as of 2025-12-31	Green as of 2024-12-31	No	$3,152	$3,046	$2,784	No	9/30/2029
All Other Multiemployer Defined Benefit Pension Plans						3,792	3,308	3,198
						$6,944	$6,354	$5,982
The Company was listed in the following plans’ Form 5500’s as providing more than 5% of the total contributions for the following plans and plan years:

Fund Name	Exceeded 5 Percent of Total Contributions	Year Contributions to Plan Exceeded 5 Percent of Total Contributions (As of Plan’s Year-End)
Pension Fund of Local No. 1 of I.A.T.S.E	True	December 31, 2024, 2023, and 2022
32BJ/Broadway League Pension Fund	True	December 31, 2024, 2023, and 2022
Treasurers and Ticket Sellers Local 751 Pension Fund	True	August 31, 2024, 2023, and 2022
Pension Fund of Wardrobe Attendants Union Local 764	True	December 31, 2024, 2023, and 2022
Multiemployer Defined Contribution Pension Plans
The Company contributed $9,143, $8,643 and $7,919 for Fiscal Years 2026, 2025 and 2024, respectively, to multiemployer defined contribution pension plans.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Executive Deferred Compensation Plan
The Company sponsors the Madison Square Garden Entertainment Corp. Executive Deferred Compensation Plan (the “Deferred Compensation Plan”), which was established to permit a select group of highly-compensated employees to defer the employee’s annual base salary and bonus into the Deferred Compensation Plan with returns on such deferrals tracking the performance of certain investments. Amounts deferred and invested by employees under the Deferred Compensation Plan are placed in an irrevocable trust established by the Company and all assets of the trust are subject to the creditors of the Company in the event of insolvency. In accordance with ASC Topic 710, Compensation – General (“ASC Topic 710”), the assets of the trust are consolidated with the accounts of the Company and are recorded in the consolidated balance sheets.
In accordance with ASC Topic 710, the Company remeasures the deferred compensation liability, with a charge (or credit) to compensation cost in the consolidated statements of operations, to reflect changes in the fair value of the assets owed to the participants of the Deferred Compensation Plan. The Company remeasures the fair value of the assets held in trust in accordance with ASC Topic 321, Investments – Equity Securities, and recognizes unrealized gains and losses in Miscellaneous income (expense), net in the consolidated statements of operations. The Company recorded compensation expense of $968, $508 and $495, for the years ended June 30, 2026, 2025 and 2024, respectively, within Selling, general and administrative expenses to reflect the remeasurement of the Deferred Compensation Plan liability. In addition, the Company recorded gains of $968, $508 and $495, for the years ended June 30, 2026, 2025 and 2024, respectively, within Other expense, net to reflect the remeasurement of the fair value of assets under the Deferred Compensation Plan. The investments made from employee contributions and investments sold for employee distributions of trust assets are classified as operating activities in the consolidated statements of cash flows.
Amounts recorded in the consolidated balance sheets as of June 30, 2026 and 2025, related to the Deferred Compensation Plan consist of:

	As of June 30,
	2026	2025
Non-current assets (recorded in Other non-current assets)	$6,924	$5,238
Current liabilities (recorded in Accounts payable, accrued and other current liabilities)	$(1,622)	$—
Non-current liabilities (recorded in Other non-current liabilities)	$(5,301)	$(5,238)
Note 13. Share-based Compensation
The Company has two share-based compensation plans: the 2023 Employee Stock Plan (the “Employee Stock Plan”) and the 2023 Stock Plan for Non-Employee Directors (the “Non-Employee Director Plan”). Under the Employee Stock Plan, the Company is authorized to grant incentive stock options, non-qualified stock options, restricted shares, restricted stock units (“RSUs”), performance stock units (“PSUs”), stock appreciation rights and other equity-based awards. The Company may grant awards under the Employee Stock Plan for up to an aggregate number of 11,000 shares of Class A common stock, which may be either treasury shares or authorized but unissued shares. Options and stock appreciation rights under the Employee Stock Plan must be granted with an exercise price of not less than the fair market value of a share of the Company’s Class A common stock on the date of grant and must expire no later than 10 years from the date of grant (or up to one additional year in the case of the death of a holder). The terms and conditions of awards granted under the Employee Stock Plan, including vesting and exercisability, are determined by the Compensation Committee of the Board of Directors (“Compensation Committee”) and may include terms or conditions based upon performance criteria. RSUs that were awarded by the Company to its employees will settle in shares of the Company's Class A common stock (either from treasury or with newly issued shares), or, at the option of the Compensation Committee, in cash. Under the Non-Employee Director Plan, the Company is authorized to grant non-qualified stock options, RSUs, restricted shares, stock appreciation rights and other equity-based awards. The Company may grant awards under this plan for up to an aggregate number of 750 shares of Class A common stock, which may be either treasury shares or authorized but unissued shares. Options under the Non-Employee Director Plan must be granted with an exercise price of not less than the fair market value of a share of the Company’s Class A common stock on the date of grant and must expire no later than 10 years from the date of grant (or up to one additional year in the case of the death of a holder). The terms and conditions of awards granted under the Non-Employee Director Plan, including vesting and exercisability, are determined by the Compensation Committee. Unless otherwise provided in an applicable award agreement, options granted under this plan will be fully vested and exercisable upon the date of grant. Unless otherwise provided in an applicable award agreement, RSUs granted under this plan will be fully vested upon the date of grant and will settle in shares of the Company's Class A common stock (either from treasury or with newly issued shares), or, at the option of the Compensation Committee, in cash. As of June 30, 2026, a total of 7,120 shares of the Company’s Class A common stock remained available for future issuance under the Employee Stock Plan and 372 shares of Class A common stock remained available for future issuance under the Non-Employee Director Plan, for an aggregate of 7,492 shares of Class A common stock available for issuance under the Company’s share-based compensation plans.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
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
Share-based compensation expense was recorded in the consolidated statements of operations as a component of Direct operating expenses or Selling, general and administrative expenses. The following table presents the share-based compensation expense recorded during Fiscal Years 2026, 2025 and 2024:

	Years Ended June 30,
	2026	2025	2024
Share-based compensation expense (a)	$32,495	$27,694	$24,544
________________
(a)    For Fiscal Years 2026 and 2024 share-based compensation excludes (benefits) costs of $(56) and $6,788, respectively, that have been reclassified to Restructuring charges in the consolidated statements of operations, as detailed in Note 4. Restructuring Charges.
RSU and PSU Award Activity
The following table summarizes activity related to MSG Entertainment’s RSUs and PSUs held by the Company, MSG Sports, and Sphere’s employees for Fiscal Year 2026:

	Number of		Weighted-Average Grant-date Fair Value
	RSUs	PSUs
Unvested award balance as of June 30, 2025	733	1,060	$34.75
Granted	542	426	$41.08
Vested (a)	(468)	(416)	$33.49
Forfeited	(49)	(99)	$38.08
Unvested award balance as of June 30, 2026	758	971	$38.66
________________
(a)    Upon delivery, RSUs granted by the Company were net share-settled to cover the required statutory tax withholding obligations. To fulfill the employees’ statutory minimum tax withholding obligations for the applicable income and other employment taxes, 353 of these awards, with an aggregate value of $15,809, were retained by MSG Entertainment.

The fair value of RSUs and PSUs that vested during Fiscal Years 2026, 2025 and 2024 were $46,842, $39,319 and $33,504, respectively. As of June 30, 2026, there was $34,689 of unrecognized compensation cost related to unvested RSUs and PSUs held by the Company’s direct employees. The cost is expected to be recognized over a weighted-average period of approximately 1.9 years.
Stock Options Award Activity
Compensation expense for MSG Entertainment stock options held by the Company’s employees is determined based on the grant date fair value of the award calculated using the Black-Scholes options-pricing model. Stock options generally vest over a three year service period and expire 7.5 to 10 years from the date of grant.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
The following table summarizes activity related to the Company’s stock options during Fiscal Year 2026:

	Number of Time Vesting Options	Weighted-Average Exercise Price Per Share (a)	Weighted-Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value

Balance as of June 30, 2025	394	$51.61
Exercised	(11)	$34.61
Forfeited	(109)	$78.32
Balance as of June 30, 2026	274	$41.71	0.91	$10,734
Exercisable on June 30, 2026	274	$41.71	0.91	$10,734
________________
(a)     The weighted-average grant-date fair value for awards granted prior to the MSGE Distribution Date reflects a conversion ratio adjustment associated with the MSGE Distribution as described above.

The total intrinsic value of stock options exercised in Fiscal Year 2026 was $509. Cash received from stock option exercises in Fiscal Year 2026 was $381.
Note 14. Income Taxes
Income tax (expense) benefit is comprised of the following components:

	Years Ended June 30,
	2026	2025	2024
Current (expense):
Federal	$(18,528)	$(2,327)	$(97)
State and local	(22,124)	(11,969)	(91)
	(40,652)	(14,296)	(188)
Deferred (expense) benefit:
Federal	(1,368)	(10,861)	47,607
State and local	1,230	(2,973)	44,590
	(138)	(13,834)	92,197
Income tax (expense) benefit	$(40,790)	$(28,130)	$92,009
The Company’s income from operations before income taxes in Fiscal Year 2026 was fully derived from domestic operations. The income tax expense differed from the amount derived by applying the statutory federal rate to income from operations before income taxes principally due to the effect of the following items:

	Year Ended June 30, 2026
	Total	Percentage
Income from operations before income taxes	$106,976

Federal tax expense at statutory federal rate	(22,465)	21%
State and local income taxes, net of federal tax benefit (a)	(16,706)	16%
Nontaxable or nondeductible items
Executive officers’ compensation	(4,536)	4%
Other nondeductible expenses	(592)	—%
Tax credits
Federal Insurance Contributions Act credit	1,255	(1)%
Excess tax benefit related to share-based payment awards	2,147	(2)%
Other, net	107	—%
Income tax expense	$(40,790)	38%
________________
(a)     State and local taxes in New York State and New York City, respectively, made up the majority (greater than 50 percent) of the tax effect in this category.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
As previously disclosed for Fiscal Years 2025 and 2024, prior to the adoption of ASU 2023-09, the income tax (expense) benefit differs from the amount derived by applying the statutory federal rate to income from operations before income taxes principally due to the effect of the following items:

	Years Ended June 30,
	2025	2024
Federal tax expense at statutory federal rate	$(13,768)	$(10,981)
State income taxes, net of federal tax expense	(11,686)	(9,039)
Change in valuation allowance	—	108,506
Return to provision	(142)	4,487
Federal tax credits	1,172	1,139
Change in the estimated applicable tax rate used to determine deferred taxes	233	280
Nondeductible executive officers’ compensation	(3,590)	(2,385)
Other nondeductible expenses	(343)	(413)
Excess tax benefit related to share-based payment awards	12	412
Other, net	(18)	3
Income tax (expense) benefit	$(28,130)	$92,009
The tax effects of temporary differences which gave rise to significant portions of the deferred tax assets and liabilities at June 30, 2026 and 2025 were as follows:

	June 30,
	2026	2025
Deferred tax assets:
Accrued employee benefits	$18,693	$15,311
Restricted stock units and stock options	6,859	6,434
Deferred revenue	2,462	2,929
Right-of-use lease assets and lease liabilities, net	53,815	40,461
Deferred interest	12,918	23,371
Property and equipment	43,861	41,441
Investments	1,666	1,372
Other, net	7,190	9,930
Total deferred tax assets	$147,464	$141,249

Deferred tax liabilities:
Intangibles and other assets	$(38,482)	$(40,395)
Prepaid expenses	(7,330)	(6,460)
Straight-line rent	(48,167)	(40,322)
Total deferred tax liabilities	$(93,979)	$(87,177)

Deferred tax assets, net	$53,485	$54,072
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax asset will not be realized. The Company’s ability to realize its deferred tax assets depends upon the generation of sufficient future taxable income to allow for the utilization of its NOLs and future deductible temporary differences. In determining the likelihood of future realization of the deferred tax assets as of June 30, 2026, the Company considered both positive and negative evidence and weighted the effect of such evidence based upon its objectivity. This included consideration of both cumulative pretax income, including permanent items, for current fiscal year and the two preceding years; and projected future pretax income. Based on current facts and circumstances, management believes that it is more likely than not that the Company will realize its deferred tax assets. The Company will continue to assess the realizability of its deferred tax assets on a quarterly basis.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Income tax payments for Fiscal Year 2026 are comprised of the following components:

Year Ended June 30, 2026
Federal	$15,400
State and local:
New York State	9,606
New York City	9,842
Other	261
19,709
Total income tax payments	$35,109
As previously disclosed for Fiscal Years 2025 and 2024, prior to the adoption of ASU 2023-09, income tax payments, net of refunds, were $17,788 and $58, respectively.
On Friday, July 4, 2025, President Trump signed into law the Reconciliation Bill commonly known as the “One Big Beautiful Bill Act” (the “OBBBA”). OBBBA includes a broad range of tax reform provisions affecting businesses, including extending and modifying certain key Tax Cuts & Jobs Act provisions (both domestic and international), expanding certain Inflation Reduction Act incentives, and accelerating the phase-out of others. The Company evaluated these provisions and concluded that they did not have a material impact in the consolidated financial statements.
Note 15. Related Party Transactions
As of June 30, 2026, certain members of the Dolan family, including certain trusts for the benefit of members of the Dolan family (collectively, the “Dolan Family Group”), for purposes of Section 13(d) of the Securities Exchange Act of 1934, as amended, collectively beneficially owned 100% of the Company’s outstanding Class B common stock and approximately 3.9% of the Company’s outstanding Class A common stock (inclusive of options exercisable within 60 days of June 30, 2026). Such shares of Class A common stock and Class B common stock, collectively, represent approximately 64.3% of the aggregate voting power of Company’s outstanding common stock. Members of the Dolan family are also the controlling stockholders of Sphere Entertainment, MSG Sports and AMC Global Media Inc. (formerly known as AMC Networks Inc., “AMC Global Media”).
Current Related Party Arrangements
The Company is party to the following agreements and/or arrangements with MSG Sports:
•Sponsorship sales and service representation agreements, entered into in April 2020 (the “Sponsorship Sales and Service Representation Agreements”) pursuant to which the Company has the exclusive right and obligation to sell MSG Sports’ sponsorships for an initial stated term of ten years for a commission;
•A team sponsorship allocation agreement, pursuant to which MSG Sports receives an allocation of sponsorship and signage revenues associated with the sponsorship agreements;
•Arena License Agreements, entered into in April 2020, pursuant to which the Company (i) provides MSG Sports the right to use The Garden for games of the Knicks and Rangers until 2055 in exchange for venue license fees, (ii) shares revenues collected for suite licenses, (iii) operates and manages the sale of the sports teams merchandise at The Garden for a commission, (iv) operates and manages the sale of food and beverage sales and catering services during the Knicks and Rangers games for a portion of net profits (as defined under the Arena License Agreements), (v) provides day of game services, and (vi) provides other general services within The Garden;
•A services agreement pursuant to which the Company provides certain corporate and other services to MSG Sports, such as information technology, executive support, accounts receivable, accounts payable, payroll, tax, certain legal functions, human resources, insurance and risk management, government affairs, investor relations, corporate communications, benefit plan administration and reporting, and internal audit functions as well as certain marketing and facilities-related functions, in exchange for service fees. MSG Sports also provides certain services to the Company, including certain communications and legal services, in exchange for service fees;
•A sublease agreement, pursuant to which the Company subleases office space to MSG Sports;

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
•Arrangements pursuant to which the Company provides certain sponsorship account management services to Sphere Entertainment in exchange for service fees in addition to certain advertising sales and representation services to MSG Networks in exchange for a commission and certain cost reimbursements;
•A sublease agreement, pursuant to which the Company subleases office space to Sphere Entertainment;
•Arrangements pursuant to which Sphere Entertainment, through its Holoplot business, is providing certain technology services to the Company’s venues. For the twelve months ended June 30, 2026, gross capital additions associated with these arrangements were approximately $2,800 and are reported in Property and equipment, net in the consolidated balance sheets;
•Aircraft arrangements (discussed below); and
•Other agreements with Sphere Entertainment entered into in connection with the MSGE Distribution such as a distribution agreement, a tax disaffiliation agreement, an employee matters agreement, a trademark license agreement and certain other arrangements.
The Company was also party to the DDTL Facility, which provided for a $65,000 senior unsecured delayed draw term loan facility to Sphere Entertainment, which was fully drawn on July 14, 2023 and repaid by Sphere Entertainment on August 9, 2023. See Note 10. Commitments and Contingencies for more information regarding the DDTL.
Further, the Company shares certain executive support costs, including office space, executive assistants, security and transportation costs, for (i) the Company’s Executive Chairman and Chief Executive Officer with Sphere Entertainment and MSG Sports and (ii) the Company’s Vice Chairman with Sphere Entertainment, MSG Sports and AMC Global Media.
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

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
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
•The Company is party to various arrangements with each of Sphere Entertainment and MSG Sports, pursuant to which (i) Sphere Entertainment and MSG Sports each have the right to lease on a non-exclusive (“dry-lease”) and time-sharing basis, as applicable, certain aircraft to which the Company has access, (ii) the Company has the right to dry lease an aircraft leased by MSG Sports and (iii) the Company provides certain aircraft support services. The Company is also party to various arrangements with AMC Global Media pursuant to which AMC Global Media has the right to lease on a “time-sharing” basis certain aircraft to which the Company has access. Additionally, the Company, Sphere Entertainment, MSG Sports and AMC Global Media have agreed on an allocation of the costs of certain personal aircraft and helicopter use by their shared executives.
In the third quarter of Fiscal Year 2024, the Company entered into a commercial agreement with Oak View Group’s Crown Properties Collection, LLC (“CPC"), under which CPC provided sponsorship sales services. The Company recorded commission expense of $4,205, $4,897, and $1,507 for the years ended June 30, 2026, 2025 and 2024, respectively. As of June 30, 2026 and 2025, prepaid expenses associated with this arrangement were $3,669 and $6,062, respectively, and are recorded in Prepaid expenses and other current assets, and Other non-current assets in the consolidated balance sheets. As of June 30, 2026 and 2025, accrued expenses associated with this arrangement were $2,076 and $1,614, respectively, and are recorded in Accounts payable, accrued and other current liabilities in the consolidated balance sheets. The Company provided a notice of termination with respect to the commercial agreement in the first quarter of Fiscal Year 2025 and subsequently negotiated a wind down. On June 2, 2025, CPC repurchased the Company’s equity interest in CPC, and as a result, CPC is no longer considered to be a related party.
Revenues and Operating Expenses
The following table summarizes the composition and amounts of the transactions with the Company’s related parties. These amounts are reflected in revenues and operating expenses in the consolidated statements of operations for Fiscal Years 2026, 2025 and 2024:

	Years Ended June 30,
	2026	2025	2024
Revenues:
Revenues under Arena License Agreements	$68,068	$68,068	$68,068
Revenues under sponsorship sales and service representation agreements with MSG Sports	21,119	20,523	19,481
Merchandise sharing revenues with MSG Sports	11,197	7,292	7,200
Sublease revenue from related parties	10,481	11,282	3,758
Other revenues	3,176	2,610	$3,328
Total revenues	$114,041	$109,775	$101,835
Operating credits (expenses):
Revenue sharing expenses (a)	(23,580)	(21,306)	(21,567)
Reimbursement under Arena License Agreements	31,670	29,559	25,107
Cost reimbursement from MSG Sports	40,163	37,243	37,409
Cost reimbursement from Sphere Entertainment	62,106	78,534	108,767
Other operating credits (expenses), net	5,816	(1,210)	824
Total operating credits, net (b)	$116,175	$122,820	$150,540
________________
(a)    Amounts exclude revenue sharing expenses of $137,260, $125,702 and $115,026 related to MSG Sports suites revenue sharing for Fiscal Years 2026, 2025 and 2024, respectively, and are recorded in Direct operating expenses in the consolidated statements of operations.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
(b)    Of the total operating credits (expenses), net, $4,661, $5,866 and $(1,453) of net credits (expenses) for Fiscal Years 2026, 2025 and 2024, respectively, are recorded in Direct operating expenses in the consolidated statements of operations, and $111,514, $116,954 and $151,993 of net credits for Fiscal Years 2026, 2025 and 2024, respectively, are recorded in Selling, general and administrative expenses in the consolidated statements of operations.
Note 16. Segment Information
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
The CODM regularly reviews consolidated net income as the measure of segment profit or loss to evaluate operating performance and make strategic decisions regarding the allocation of resources. The CODM is regularly provided with the consolidated expense categories presented in the consolidated statements of operations. As a result, there are no other significant segment expense categories that would require disclosure. The CODM does not review segment assets at a different asset level or category than those disclosed in the consolidated balance sheets.
Note 17. Additional Financial Information
The following table provides a summary of the amounts recorded as Cash, cash equivalents and restricted cash:

	As of June 30,
	2026	2025
Cash and cash equivalents	$293,599	$43,017
Restricted cash	559	521
Total cash, cash equivalents and restricted cash	$294,158	$43,538
The Company’s cash equivalents consist of money market accounts, time deposits and U.S. Treasury bills of $291,404 and $39,473 as of June 30, 2026 and June 30, 2025, respectively. Cash equivalents are measured at fair value within Level I of the fair value hierarchy on a recurring basis using observable inputs that reflect quoted prices for identical assets in active markets. The Company’s restricted cash includes cash deposited in escrow and operating accounts, primarily related to general liability insurance obligations.
Prepaid expenses and other current assets consisted of the following:

	As of June 30,
	2026	2025
Prepaid and deferred revenue sharing expenses	$64,608	$61,997
Other prepaid expenses	30,612	26,987
Current contract assets(a)	8,398	7,648
Inventory(b)	3,748	3,751
Other	4,493	3,943
Total prepaid expenses and other current assets	$111,859	$104,326
________________
(a)     See Note 3. Revenue Recognition for more information on contract assets.
(b)     Inventory is primarily comprised of food and liquor for the venues.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Other non-current assets consisted of the following:

	As of June 30,
	2026	2025
Unbilled lease receivable (a)	$160,788	$125,527
Investments (b)	8,779	7,088
Deferred costs	11,041	5,683
Other	5,580	1,879
Total other non-current assets	$186,188	$140,177
________________
(a)    Unbilled lease receivable relates to the amounts recorded under the Arena License Agreements.
(b)    See Note 6. Investments for more information on long-term investments.
Accounts payable, accrued and other current liabilities consisted of the following:

	As of June 30,
	2026	2025
Accounts payable	$26,990	$12,102
Accrued payroll and employee related liabilities	69,769	54,355
Cash due to promoters	189,285	76,455
Accrued expenses and other current liabilities	38,664	41,448
Total accounts payable, accrued and other current liabilities	$324,708	$184,360
Stock Repurchase Program
On March 29, 2023, the Company’s Board of Directors authorized a share repurchase program to repurchase up to $250,000 of the Company’s Class A common stock (the “Stock Repurchase Program”). Pursuant to the Stock Repurchase Program, shares of Class A common stock may be purchased from time to time in open market or private transactions, block trades or such other manner as the Company may determine in accordance with applicable insider trading and other securities laws and regulations. The timing and amount of purchases will depend on market conditions and other factors. For Fiscal Year 2026, the Company repurchased 623 shares of Class A common stock for $25,000, excluding excise tax. As of June 30, 2026, the Company had $44,796 remaining available for repurchases under the Stock Repurchase Program.
Other expense, net
Other expense, net includes the following:

	Years Ended June 30,
	2026	2025	2024
Net periodic benefit costs (excluding service costs)	$(1,752)	$(2,558)	$(3,442)
Realized and unrealized gain (loss) on equity investments with readily determinable fair value	862	127	(1,242)
Other	97	210	12
Total other expense, net	$(793)	$(2,221)	$(4,672)
Concentration of Risk
As of June 30, 2026, the Company had one customer that made up 17% of total Accounts receivable, net in the consolidated balance sheets. As of June 30, 2025, the Company did not have any customers that made up 10% of total Accounts receivable, net in the consolidated balance sheets.
For Fiscal Years 2026, 2025 and 2024, the Company did not have any customers that made up 10% of total revenues in the consolidated statements of operations.
As of June 30, 2026, approximately 4,400 full-time and part-time employees, who represent approximately 70% of the Company’s workforce, were represented by unions. Approximately 27% of such union employees are subject to CBAs that expired as of June 30, 2026 and approximately 36% are subject to CBAs that will expire by June 30, 2027 if they are not extended prior thereto.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

		(Additions) / Deductions
	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts		Deductions	Balance at End of Period
Year Ended June 30, 2026
Allowance for credit losses	$(546)	$(860)	$—		$463	$(943)
	$(546)	$(860)	$—		$463	$(943)

Year Ended June 30, 2025
Allowance for credit losses	$(582)	$(325)	$—		$361	$(546)
	$(582)	$(325)	$—		$361	$(546)

Year Ended June 30, 2024
Allowance for credit losses	$(472)	$(579)	$—		$469	$(582)
Deferred tax valuation allowance	(95,352)	108,506	(13,154)	(a)	—	—
	$(95,824)	$107,927	$(13,154)		$469	$(582)
________________
(a)    During Fiscal Year 2024, $13,513 was recorded to other deferred taxes with an equal and offsetting entry to the valuation allowance.

Exhibits, including those incorporated by reference:

EXHIBIT NO.	DESCRIPTION
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

10.3	2023 Employee Stock Plan (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 filed on April 19, 2023). †
10.4	2023 Stock Plan for Non-Employee Directors (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-8 filed on April 19, 2023). †
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

EXHIBIT NO.	DESCRIPTION
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

EXHIBIT NO.	DESCRIPTION
10.43	Employment Agreement, dated as of March 11, 2026, between Madison Square Garden Entertainment Corp. and Allen Lo. †
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

10.53
Form of Madison Square Garden Entertainment Corp. Restricted Stock Units Agreement. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025 filed on November 6, 2025). †

10.54
Form of Madison Square Garden Entertainment Corp. Performance Restricted Stock Units Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025 filed on November 6, 2025). †

10.55
Form of Madison Square Garden Entertainment Corp. Option Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10Q for the quarter ended September 30, 2025 filed on November 6, 2025). †

10.56
Form of Madison Square Garden Entertainment Corp. Performance Option Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025 filed on November 6, 2025). †

10.57
Employment Agreement, dated as of November 19, 2025, between Madison Square Garden Entertainment Corp. and Alexander Shvartsman (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 21, 2025). †

19.1	Insider Trading Policy, as amended in January 2026
21.1	Subsidiaries of the Registrant.
23.1	Consent of Deloitte and Touche LLP.
24.1	Power of Attorney (included on signature page to this Annual Report on Form 10-K).
31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

EXHIBIT NO.	DESCRIPTION
31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **
32.2	Certification by the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **
97.1	Clawback Policy (incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K filed on August 16, 2024).
101
The following materials from Madison Square Garden Entertainment Corp. Annual Report on Form 10-K for the fiscal year ended June 30, 2026, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of comprehensive income, (iv) consolidated statements of cash flows, (v) consolidated statements of equity (deficit), and (vi) notes to consolidated financial statements.

104	The cover page from the Company’s Annual Report on Form 10-K for the year ended June 30, 2026 formatted in Inline XBRL and contained in Exhibit 101.
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
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 12th day of August 2026.

Madison Square Garden Entertainment Corp.

By:	/s/ DAVID J. COLLINS
	Name:	David J. Collins
	Title:	Executive Vice President and Chief Financial Officer
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints David J. Collins, Allen M. Lo and Mark C. Cresitello, and each of them, as such person’s true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for such person in such person’s name, place and stead, in any and all capacities, to sign this report, and file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons in the capacities and on the dates indicated.

Name	Title	Date
/s/ JAMES L. DOLAN	Executive Chairman and Chief Executive Officer (Principal Executive Officer) and Director	August 12, 2026
James L. Dolan
/s/ DAVID J. COLLINS	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	August 12, 2026
David J. Collins
/s/ ALEXANDER SHVARTSMAN	Senior Vice President, Controller and Principal Accounting Officer	August 12, 2026
Alexander Shvartsman
/s/ MARTIN BANDIER	Director	August 12, 2026
Martin Bandier
/s/ DONNA M. COLEMAN	Director	August 12, 2026
Donna M. Coleman
/s/ CHARLES P. DOLAN	Director	August 12, 2026
Charles P. Dolan
/s/ MARIANNE DOLAN WEBER	Director	August 12, 2026
Marianne Dolan Weber
/s/ PAUL J. DOLAN	Director	August 12, 2026
Paul J. Dolan
/s/ QUENTIN F. DOLAN	Director	August 12, 2026
Quentin F. Dolan
/s/ RYAN T. DOLAN	Director	August 12, 2026
Ryan T. Dolan
/s/ THOMAS C. DOLAN	Director	August 12, 2026
Thomas C. Dolan
/s/ FREDERIC V. SALERNO	Director	August 12, 2026
Frederic V. Salerno
/s/ BRIAN G. SWEENEY	Director	August 12, 2026
Brian G. Sweeney
/s/ CLAIRE D. SWEENEY	Director	August 12, 2026
Claire D. Sweeney