Form 10-Q
period 2026-09-30
Madison Square Garden Entertainment Corp.
filed 2026-11-04
CIK 1952073

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
FORM 10-Q
________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Number of shares of common stock outstanding as of October 30, 2026:

Class A Common Stock par value $0.01 per share	—	40,559,388
Class B Common Stock par value $0.01 per share	—	6,866,754

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)

    MADISON SQUARE GARDEN ENTERTAINMENT CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except per share data)

	As of
	September 30,	June 30,
	2026	2026
ASSETS
Current Assets:
Cash, cash equivalents, and restricted cash	$194,212	$294,158
Accounts receivable, net	87,801	87,998
Related party receivables, current	23,061	28,132
Prepaid expenses and other current assets	140,635	111,859
Total current assets	445,709	522,147
Non-Current Assets:
Property and equipment, net (a)	593,238	591,696
Right-of-use lease assets	444,198	448,892
Goodwill	69,041	69,041
Indefinite-lived intangible assets	63,801	63,801
Deferred tax assets, net	60,000	53,485
Other non-current assets	180,572	186,188
Total assets	$1,856,559	$1,935,250
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable, accrued and other current liabilities	$238,457	$324,708
Related party payables, current	88,952	63,978
Long-term debt, current	30,469	30,469
Operating lease liabilities, current	44,590	44,461
Deferred revenue	310,994	284,636
Total current liabilities	713,462	748,252
Non-Current Liabilities:
Long-term debt, net of deferred financing costs	533,224	540,334
Operating lease liabilities, non-current	555,344	560,101
Other non-current liabilities	42,612	40,782
Total liabilities	1,844,642	1,889,469
Commitments and contingencies (see Note 7)
Equity:
Class A Common Stock (b)	470	465
Class B Common Stock (c)	69	69
Additional paid-in-capital	43,895	61,885
Treasury stock at cost (6,421 and 6,106 shares as of September 30, 2026 and June 30, 2026, respectively)	(230,204)	(205,204)
Retained earnings	228,129	219,220
Accumulated other comprehensive loss	(30,442)	(30,654)
Total equity	11,917	45,781
Total liabilities and equity	$1,856,559	$1,935,250
_________________
(a)    Net of accumulated depreciation of $955,464 and $944,752 as of September 30, 2026 and June 30, 2026, respectively.
(b) Class A Common Stock, $0.01 par value per share, 120,000 shares authorized; 46,980 and 46,545 shares issued as of September 30, 2026 and June 30, 2026, respectively.
(c)    Class B Common Stock, $0.01 par value per share, 30,000 shares authorized; 6,867 shares issued as of September 30, 2026 and June 30, 2026.
See accompanying notes to the unaudited condensed consolidated financial statements.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share data)

	Three Months Ended
	September 30,
	2026	2025
Revenues:
Revenues from entertainment offerings	$174,851	$131,310
Food, beverage, and merchandise revenues	35,693	22,837
Arena license fees and other leasing revenue	6,590	4,115
Total revenues (a)	217,134	158,262
Direct operating expenses:
Entertainment offerings, arena license fees, and other leasing direct operating expenses	(107,608)	(88,558)
Food, beverage, and merchandise direct operating expenses	(19,147)	(13,812)
Total direct operating expenses (a)	(126,755)	(102,370)
Selling, general, and administrative expenses (a)	(66,862)	(56,585)
Depreciation and amortization	(13,793)	(14,074)
Impairment of long-lived assets	—	(13,782)
Restructuring charges	—	(1,190)
Operating income (loss)	9,724	(29,739)
Interest income	2,431	520
Interest expense	(9,136)	(11,028)
Other expense, net	(688)	(172)
Income (loss) from operations before income taxes	2,331	(40,419)
Income tax benefit	6,578	18,765
Net income (loss)	$8,909	$(21,654)

Earnings (loss) per share:
Basic	$0.19	$(0.46)
Diluted	$0.19	$(0.46)

Weighted-average number of common shares outstanding:
Basic	47,509	47,482
Diluted	47,999	47,482
_________________
(a)    See Note 10. Related Party Transactions for further information on related party arrangements.

See accompanying notes to the unaudited condensed consolidated financial statements.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in thousands)

	Three Months Ended
	September 30,
	2026	2025
Net income (loss)	$8,909	$(21,654)
Other comprehensive income:
Pension plans and other postretirement plans adjustments	324	295
Income tax expense related to items of other comprehensive income	(112)	(102)
Other comprehensive income, net of income taxes	212	193
Comprehensive income (loss)	$9,121	$(21,461)

See accompanying notes to the unaudited condensed consolidated financial statements.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Three Months Ended
	September 30,
	2026	2025
OPERATING ACTIVITIES:
Net income (loss)	$8,909	$(21,654)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	13,793	14,074
Impairment of long-lived assets	—	13,782
Share-based compensation expense	9,594	7,293
Amortization of deferred financing costs	508	527
Deferred income tax benefit	(6,630)	(18,846)
Other non-cash adjustments	1,174	(126)
Change in assets and liabilities:
Accounts receivable, net	(702)	(14,432)
Related party receivables and payables, net	30,045	20,327
Prepaid expenses and other current and non-current assets	(22,102)	(16,686)
Accounts payable	41,364	2,166
Accrued and other current, and non-current liabilities	(128,467)	(31,486)
Deferred revenue	26,248	56,564
Operating lease right-of-use assets and lease liabilities	66	8,305
Net cash (used in) provided by operating activities	$(26,200)	$19,808
INVESTING ACTIVITIES:
Capital expenditures	$(11,981)	$(5,953)
Other investing activities	(1,171)	(845)
Net cash used in investing activities	$(13,152)	$(6,798)
FINANCING ACTIVITIES:
Proceeds from revolving credit facilities	$—	$35,000
Principal repayments on long-term debt	(7,618)	(22,617)
Repurchases of Class A common stock	(25,000)	(25,000)
Taxes paid in lieu of shares issued for equity-based compensation	(28,340)	(13,330)
Other financing activities	364	(130)
Net cash used in financing activities	$(60,594)	$(26,077)
Net decrease in cash, cash equivalents, and restricted cash	(99,946)	(13,067)
Cash, cash equivalents, and restricted cash, beginning of period	294,158	43,538
Cash, cash equivalents, and restricted cash, end of period	$194,212	$30,471
Non-cash investing and financing activities:
Capital expenditures incurred but not yet paid or paid by landlord	$961	$487
Non-cash finance lease obligation	$3,973	$—

See accompanying notes to the unaudited condensed consolidated financial statements.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT) (UNAUDITED)
(in thousands)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity (Deficit)
Balance as of June 30, 2026	$534	$61,885	$(205,204)	$219,220	$(30,654)	$45,781
Net income	—	—	—	8,909	—	8,909
Other comprehensive income	—	—	—	—	212	212
Share-based compensation	—	9,594	—	—	—	9,594
Tax withholding associated with shares issued for share-based compensation	5	(28,345)	—	—	—	(28,340)
Stock options exercised	—	761	—	—	—	761
Repurchases of Class A common stock	—	—	(25,000)	—	—	(25,000)
Balance as of September 30, 2026	$539	$43,895	$(230,204)	$228,129	$(30,442)	$11,917

Balance as of June 30, 2025	$530	$44,843	$(180,204)	$153,034	$(31,503)	$(13,300)
Net loss	—	—	—	(21,654)	—	(21,654)
Other comprehensive income	—	—	—	—	193	193
Share-based compensation	—	7,293	—	—	—	7,293
Tax withholding associated with shares issued for share-based compensation	4	(13,334)	—	—	—	(13,330)
Repurchases of Class A common stock	—	—	(25,000)	—	—	(25,000)
Balance as of September 30, 2025	$534	$38,802	$(205,204)	$131,380	$(31,310)	$(65,798)

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
On October 26, 2026 (the “MSG Sports Distribution Date”), Madison Square Garden Sports Corp. (together with its subsidiaries, as applicable, “MSG Sports”) distributed to its stockholders (the “MSG Sports Distribution”) (a) one share of MSG Rangers (as defined below) Class A common stock, par value $0.01 per share, for every two shares of MSG Sports Class A common stock, par value $0.01 per share, held of record at the close of business on October 20, 2026 (the “Record Date”), and (b) one share of MSG Rangers Class B common stock, par value $0.01 per share, for every two shares of MSG Sports Class B common stock, par value $0.01 per share, held of record at the close of business on the Record Date. Concurrent with the MSG Sports Distribution, MSG Sports changed its name to “MSG Knickerbockers Corp.” (together with its subsidiaries, as applicable, “MSG Knicks”) and the newly created company was named MSG Rangers Corp. (together with its subsidiaries, as applicable, “MSG Rangers”). In connection with the MSG Sports Distribution, MSG Knicks assigned several of its agreements with the Company to MSG Rangers.
Basis of Presentation
The Company reports on a fiscal year basis ending on June 30th (“Fiscal Year”). In these unaudited condensed consolidated financial statements, the fiscal years ending or ended on June 30, 2027, and 2026 are referred to as “Fiscal Year 2027,” and “Fiscal Year 2026,” respectively.
The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and Article 10 of Regulation S-X of the Securities and Exchange Commission (the “SEC”), and should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto as of June 30, 2026 and 2025 and for the years ended June 30, 2026, 2025 and 2024 (the “Audited Consolidated Annual Financial Statements”) included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2026 filed with the SEC on August 12, 2026.
In the opinion of the Company, the accompanying condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of September 30, 2026 and its results of operations for the three months ended September 30, 2026 and 2025 and cash flows for the three months ended September 30, 2026 and 2025. The accompanying condensed consolidated balance sheet as of June 30, 2026 was derived from the Audited Consolidated Annual Financial Statements but does not contain all of the footnote disclosures from the Audited Consolidated Annual Financial Statements.

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
Reclassifications
For purposes of comparability, certain prior period amounts in the accompanying condensed consolidated statements of cash flows have been reclassified to conform to the current year presentation in accordance with GAAP.
Note 2. Summary of Significant Accounting Policies
A. Principles of Consolidation
All intercompany transactions and balances within the Company’s consolidated businesses have been eliminated.
B. Use of Estimates
The preparation of the accompanying condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenues and expenses. Such estimates include the provision for credit losses, valuation of goodwill, intangible assets, other long-lived assets, deferred tax assets, pension and other postretirement benefit obligations and the related net periodic benefit cost, and other liabilities. In addition, estimates are used in revenue recognition, depreciation and amortization, litigation matters and other matters. Management believes its use of estimates in the accompanying condensed consolidated financial statements to be reasonable.
Management evaluates its estimates on an ongoing basis using historical experience and other factors, including the general economic environment and actions it may take in the future. The Company adjusts such estimates when facts and circumstances dictate. However, these estimates may involve significant uncertainties and judgments and cannot be determined with precision. In addition, these estimates are based on management’s best judgment at a point in time and, as such, these estimates may ultimately differ from actual results. Changes in estimates resulting from weakness in the economic environment or other factors beyond the Company’s control could be material and would be reflected in the condensed consolidated financial statements in future periods.
C. Revenue Recognition and Direct Operating Expenses
The Company generates revenue from the provision of services and sale of tangible products, as well as leasing transactions. Revenues are presented under these three categories in the accompanying condensed consolidated statements of operations, as described below.
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
•Costs of goods sold including direct personnel expenses
•Contractual revenue sharing expenses related to food and beverage sold at events held by MSG Knicks and MSG Rangers at The Garden
Lease revenue, presented as “Arena license fees and other leasing revenue,” includes:
•Rental fees related to the arena license agreements that require the Knicks and the Rangers to play their home games at The Garden (the “Arena License Agreements”) with MSG Knicks and MSG Rangers
•Sublease income
_________________
(a)    Leasing direct operating expenses primarily consist of venue operations and infrastructure costs. Venue operations and infrastructure costs are not specifically allocated to each revenue category, but are instead attributed in their entirety to service revenue, which is the Company’s principal revenue category. As a result, the Company combines service and leasing direct operating expenses within “Entertainment offerings, arena license fees, and other leasing direct operating expenses” for presentation purposes.

All revenue recognized in the accompanying condensed consolidated statements of operations is considered to be revenue from contracts with customers in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 606, Revenue From Contracts with Customers (“ASC Topic 606”), except for revenues from the Arena License Agreements and leases and subleases that are accounted for in accordance with ASC Topic 842, Leases (“ASC Topic 842”).
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
In addition, the Company defers certain costs to fulfill the Company’s contracts with customers to the extent such costs relate directly to the contracts, are expected to generate resources that will be used to satisfy the Company’s performance obligations under the contracts and are expected to be recovered through revenue generated under the contracts. Contract fulfillment costs are expensed as the Company satisfies the related performance obligations.
Arrangements with Multiple Performance Obligations
The Company enters into arrangements with multiple performance obligations, such as multi-year sponsorship agreements, which may derive revenues for the Company, as well as Sphere Entertainment Co. (together with its subsidiaries, as applicable, “Sphere Entertainment”), MSG Knicks and MSG Rangers within a single arrangement. The Company also derives revenue from similar types of arrangements which are entered into by Sphere Entertainment, MSG Knicks and MSG Rangers. Payment terms for such arrangements can vary by contract, but payments are generally due in installments throughout the contractual term. The performance obligations included in each sponsorship agreement vary and may include advertising and other benefits such as, but not limited to, signage at The Garden and the Company’s other venues, digital advertising, event or property-specific advertising, as well as non-advertising benefits such as suite licenses and event tickets. Further, these arrangements may require the Company to purchase the customers’ goods or services. To the extent the Company’s multi-year arrangements provide for performance obligations that are consistent over the multi-year contractual term, such performance obligations generally meet the definition of a series as provided for under the accounting guidance. If performance obligations are concluded to meet the definition of a series, the contractual fees for all years during the contract term are aggregated and the related revenue is recognized proportionately as the underlying performance

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)
obligation is satisfied.
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
Revenue for the Company’s suite license arrangements is recorded on a gross basis, as the Company is the principal in such transactions and controls the related goods or services before transfer to the customer. MSG Knicks and MSG Rangers are entitled to a 35% and a 32.5% share of the Company’s suite license revenue, respectively, pursuant to the terms of the Arena License Agreements, which is recognized as a component of Direct operating expenses in the consolidated statements of operations.
For sponsorship agreements entered into by the Company, MSG Knicks or MSG Rangers that contain performance obligations satisfied solely by the Company, revenue is recorded on a gross basis as the Company is the principal with respect to such performance obligations and controls the related goods or services before transfer to the customer. In accordance with the Arena License Agreements, MSG Knicks and MSG Rangers are entitled to a share of the revenue generated from certain signage performance obligations where the Company is the principal. The Company records this signage revenue on a gross basis and MSG Knicks’ and MSG Rangers’ share of such revenue as a component of Direct operating expenses in the consolidated statements of operations.
The Company is a party to advertising sales representation agreements with certain subsidiaries of MSG Knicks and MSG Rangers. Pursuant to these agreements, the Company has the exclusive right and obligation to sell sponsorship assets on behalf of the respective subsidiaries of MSG Knicks and MSG Rangers. The Company is entitled to both fixed and variable commissions under the terms of these agreements. The Company recognizes the fixed component ratably over the term of the arrangement which corresponds with the Company’s satisfaction of its service-based performance obligations. Variable commissions are earned and recognized as the related sponsorship performance obligations are satisfied by the subsidiaries of MSG Knicks and MSG Rangers, as applicable. The Company is not the principal in such arrangements as it does not control the related goods or services prior to transfer to the customer. As an agent under these arrangements, the Company recognizes the advertising commission revenue in the Revenues from entertainment offerings in the consolidated statements of operations.
See Note 10. Related Party Transactions for more information regarding the advertising sales representation agreements with subsidiaries of MSG Knicks, MSG Rangers and Sphere Entertainment.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)
Contract Balances
Amounts collected in advance of the Company’s satisfaction of its contractual performance obligations are recorded as a contract liability in Deferred revenue, and are recognized as revenue as the related performance obligations are satisfied. Amounts collected in advance of events for which the Company is not the promoter or co-promoter do not represent contract liabilities and are recorded in Accounts payable, accrued and other current liabilities in the accompanying condensed consolidated balance sheets. Amounts recognized as revenue for which the Company has a right to consideration for goods or services transferred to customers and for which the Company does not have an unconditional right to bill as of the reporting date are recorded as contract assets in Prepaid expenses and other current assets in the accompanying condensed consolidated balance sheets. Contract assets are transferred to accounts receivable once the Company’s right to consideration becomes unconditional.
Production Costs for the Company’s Original Productions
The Company defers certain costs of productions such as creative design, scenery, wardrobes, rehearsal and other related costs for the Company’s proprietary shows, recorded in Prepaid expenses and other current assets and Other non-current assets in the accompanying condensed consolidated balance sheets. Deferred production costs are amortized on a straight-line basis over the course of a production’s performance period using the expected life of a show’s assets and are recorded as a component of Entertainment offerings, arena license fees, and other leasing direct operating expenses in the accompanying condensed consolidated statements of operations. Deferred production costs are subject to recoverability assessments whenever there is an indication of potential impairment.
Revenue Sharing Expenses
Revenue sharing expenses are determined based on contractual agreements between the Company, MSG Knicks and MSG Rangers, primarily related to suite licenses, certain internal signage and in-venue food and beverage sales and are recorded as a component of Entertainment offerings, arena license fees, and other leasing direct operating expenses in the accompanying condensed consolidated statements of operations.
D. Recently Issued and Adopted Accounting Pronouncements
Recently Issued Accounting Pronouncements
In November 2024, the FASB issued Accounting Standards Update (“ASU”) 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, as amended by ASU 2025-01, which was issued in January 2025, requiring disclosure, in the notes to financial statements, of specified information about certain costs and expenses at each interim and annual reporting period. This standard will be effective for the Company for annual periods beginning with the Company’s fiscal year ending June 30, 2028, and interim reporting periods beginning with the first quarter of the Company’s fiscal year ending June 30, 2029. Early adoption of ASU 2024-03 is permitted. This amended ASU may be applied either prospectively to financial statements issued for reporting periods after the effective date or retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the impact of adopting this standard on the Company’s consolidated financial statements.
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

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)
Recently Adopted Accounting Pronouncements
In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. This ASU provides all entities with a practical expedient that allows for the assumption that current conditions as of the balance sheet date do not change for the remaining life of the asset when estimating credit losses for such assets. This standard became effective for the Company in the first quarter of Fiscal Year 2027, and was adopted on a prospective basis. The Company elected to apply the practical expedient. The adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements.
Note 3. Revenue Recognition
The Company’s revenues by category are outlined in Note 2. Summary of Significant Accounting Policies.
Disaggregation of Revenue
The following table disaggregates the Company’s revenues by revenue category for the three months ended September 30, 2026 and 2025. The footnotes to the table provide additional disclosure with respect to the timing of transfer of goods or services to the customer for each category.

	Three Months Ended
	September 30,
	2026	2025
Ticketing and venue license fee revenues (a)	$126,935	$85,848
Sponsorship and signage, suite license, and advertising commission revenues (b)	46,320	43,908
Other (c)	1,596	1,554
Total revenues from entertainment offerings	174,851	131,310
Food, beverage, and merchandise revenues (d)	35,693	22,837
Total revenues from contracts with customers	210,544	154,147
Arena license fees and other leasing revenue	6,590	4,115
Total revenues	$217,134	$158,262
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
Contract Balances
The following table provides information about contract balances from the Company’s contracts with customers as of September 30, 2026 and June 30, 2026. The Company recorded provisions for credit losses on receivables or contract assets arising from contracts with customers of $899 and $29 for the three months ended September 30, 2026 and 2025, respectively. The Company recorded an allowance for credit losses of $1,506 and $943 as of September 30, 2026 and June 30, 2026, respectively.

	As of
	September 30, 2026	June 30, 2026
Receivables from contracts with customers, net (a)	$86,607	$89,888
Contract assets, current	$8,472	$8,398
Deferred revenue, including non-current portion (b)	$316,820	$290,572
    ________________
(a)    Receivables from contracts with customers, net, which are recorded in Accounts receivable, net and Related party receivables, current in the Company’s accompanying condensed consolidated balance sheets, represent the Company’s unconditional rights to consideration under its contracts with customers. As of September 30, 2026 and June 30, 2026, the Company’s receivables from contracts with customers above included $2,803 and $4,526, respectively, related to various related parties. See Note 10. Related Party Transactions for further details on related party arrangements.
(b)    Deferred revenue primarily relates to the Company’s receipt of consideration from customers in advance of the Company’s transfer of goods or services to the customers. Deferred revenue is reduced and the related revenue is recognized once the underlying goods or services are transferred to a customer. Revenue recognized for the three months ended September 30, 2026 relating to the Deferred revenue balance as of June 30, 2026 was $140,490.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)
Transaction Price Allocated to the Remaining Performance Obligations
As of September 30, 2026, the Company’s remaining performance obligations under contracts were $772,024, of which 50% is expected to be recognized through June 30, 2028, and the remaining 50% of the balance is expected to be recognized thereafter. This primarily relates to performance obligations under sponsorship and suite license agreements that have original expected durations longer than one year and for which the consideration is not variable. In developing the estimated revenue, the Company applies the allowable practical expedient and does not disclose information about remaining performance obligations that have original expected durations of one year or less.
Note 4. Computation of Earnings Per Share
The following table presents a reconciliation of weighted-average shares used in the calculations of basic and diluted earnings (loss) per share (“EPS”) attributable to the Company’s stockholders for the three months ended September 30, 2026 and 2025.

	Three Months Ended
	September 30,
	2026	2025
Net income (loss) allocable to common shares, basic and diluted (numerator):
Net income (loss)	$8,909	$(21,654)

Weighted-average shares (denominator):
Weighted-average shares for basic EPS	47,509	47,482
Dilutive effect of shares issuable under share-based compensation plans	490	—
Weighted-average shares for diluted EPS	47,999	47,482
Weighted-average anti-dilutive shares	—	—

Earnings (loss) per share:
Basic	$0.19	$(0.46)
Diluted	$0.19	$(0.46)
Note 5. Investments
As of September 30, 2026, the Company held equity investments with readily determinable fair values, including equity investments in trust under the Company’s Executive Deferred Compensation Plan. Refer to Note 12. Pension Plans and Other Postretirement Benefit Plans included in the Company’s Audited Consolidated Annual Financial Statements, for further details regarding the plan.
The fair value of the Company’s equity investments with readily determinable fair values is determined based on quoted market prices in active markets, which are classified within Level I of the fair value hierarchy.
The carrying value of the Company’s investments, which is recorded in Other non-current assets in the accompanying condensed consolidated balance sheets as of September 30, 2026 and June 30, 2026, is as follows:

	As of
	September 30, 2026	June 30, 2026
Equity investments with readily determinable fair values	$8,598	$7,820
Equity investments without readily determinable fair values	1,050	959
Total investments	$9,648	$8,779
The Company recorded an unrealized (loss) gain on equity investments with readily determinable fair values of $(275) and $155 for the three months ended September 30, 2026 and 2025, respectively, which was recorded in Other expense, net in the accompanying condensed consolidated statements of operations.
Note 6. Goodwill and Intangible Assets
As of September 30, 2026 and June 30, 2026, the carrying amount of Goodwill was $69,041. The Company has one reportable segment and one reporting unit.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)
The Company’s Indefinite-lived intangible assets as of September 30, 2026 and June 30, 2026 were as follows:

	As of
	September 30, 2026	June 30, 2026
Trademarks	$61,881	$61,881
Photographic related rights	1,920	1,920
Total Indefinite-lived intangible assets	$63,801	$63,801
During the first quarter of Fiscal Year 2027, the Company performed its annual impairment test of Goodwill and Indefinite-lived intangible assets and determined that there were no impairments identified as of the impairment test date.
Note 7. Commitments and Contingencies
Commitments
See Note 10. Commitments and Contingencies, included in the Company’s Audited Consolidated Annual Financial Statements, for details on the Company’s commitments.
For the three months ended September 30, 2026, the Company did not have any material changes in its non-cancelable contractual obligations (other than activities in the ordinary course of business). See Note 8. Debt for details of the principal repayments required under the Company’s credit facilities.
Legal Matters
The Company is a defendant in various lawsuits. Although the outcome of these lawsuits cannot be predicted with certainty (including the extent of available insurance, if any), management does not believe that resolution of these lawsuits will have a material adverse effect on the Company.
Note 8. Debt
The following table summarizes the presentation of the outstanding balances under the Company’s credit facilities as of September 30, 2026 and June 30, 2026:

	As of
	September 30, 2026	June 30, 2026
Current Portion
National Properties Term Loan Facility	$30,469	$30,469
Long-term debt, current	$30,469	$30,469

	As of
	September 30, 2026			June 30, 2026
	Principal	Unamortized Deferred Financing Costs	Net	Principal	Unamortized Deferred Financing Costs	Net
Non-current Portion
National Properties Term Loan Facility	$540,820	$(7,596)	$533,224	$548,438	$(8,104)	$540,334
Long-term debt, net of deferred financing costs	$540,820	$(7,596)	$533,224	$548,438	$(8,104)	$540,334

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)
National Properties Facilities
General. On June 27, 2025, MSG National Properties, LLC (“MSG National Properties”), MSG Entertainment Holdings, LLC (“MSG Entertainment Holdings”) and certain subsidiaries of MSG National Properties entered into Amendment No. 4 (“Amendment No. 4”) to the credit agreement dated June 30, 2022 (as amended, supplemented and otherwise modified prior to June 27, 2025, the “Prior National Properties Credit Agreement” and, as amended by Amendment No. 4, the “National Properties Credit Agreement”) with JP Morgan Chase Bank, N.A., as administrative agent, and the lenders and letter of credit issuers party thereto, pursuant to which, among other things, (i) the term loan facility under the Prior National Properties Credit Agreement (the “Prior National Properties Term Loan Facility”) was refinanced in its entirety with a five-year $609,375 senior secured term loan facility (the “National Properties Term Loan Facility”) and (ii) the revolving credit facility under the Prior National Properties Credit Agreement (the “Prior National Properties Revolving Credit Facility” and, together with the Prior National Properties Term Loan Facility, the “Prior National Properties Facilities”) was refinanced in its entirety with a five-year, $150,000 revolving credit facility (the “National Properties Revolving Credit Facility” and, together with the National Properties Term Loan Facility, the “National Properties Facilities”). Up to $25,000 of the National Properties Revolving Credit Facility is available for the issuance of letters of credit. As of September 30, 2026, outstanding letters of credit were $18,169 and the remaining balance available under the National Properties Revolving Credit Facility was $131,831.
Proceeds. Proceeds of the National Properties Revolving Credit Facility may be used to fund working capital needs, for general corporate purposes of MSG National Properties and its subsidiaries and to make distributions to MSG Entertainment Holdings.
Interest Rates. Borrowings under the National Properties Facilities bear interest at a floating rate, which at the option of MSG National Properties may be either (a) Term Secured Overnight Financing Rate (“Term SOFR”) plus an applicable margin ranging from 1.75% to 2.50% per annum, determined based on the total leverage ratio of MSG National Properties and its restricted subsidiaries, or (b) a base rate plus an applicable margin ranging from 0.75% to 1.50% per annum, determined based on the total leverage ratio of MSG National Properties and its restricted subsidiaries. The National Properties Credit Agreement requires MSG National Properties to pay a commitment fee ranging from 0.20% to 0.30% in respect of the daily unused commitments under the National Properties Revolving Credit Facility. MSG National Properties is also required to pay customary letter of credit fees, as well as fronting fees, to banks that issue letters of credit pursuant to the National Properties Credit Agreement. The interest rate on the National Properties Term Loan Facility as of September 30, 2026 was 5.90%.
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
Covenants. The National Properties Credit Agreement includes financial covenants requiring MSG National Properties and its restricted subsidiaries to maintain a specified minimum debt service coverage ratio and specified maximum total leverage ratio. The debt service coverage ratio covenant is set at a ratio of 2.50:1. The leverage ratio covenant is tested based on the ratio of MSG National Properties and its restricted subsidiaries’ consolidated total indebtedness to adjusted operating income, each as defined in the National Properties Credit Agreement, with a maximum ratio of 3.50:1. As of September 30, 2026, MSG National Properties and its restricted subsidiaries were in compliance with the covenants of the National Properties Credit Agreement.
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
Interest payments and loan principal repayments made by the Company under the National Properties Facilities for the three months ended September 30, 2026 and 2025 were as follows:

	Interest Payments		Loan Principal Repayments
	Three Months Ended		Three Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
National Properties Facilities	$8,480	$10,611	$7,618	$22,617
The carrying value and fair value of the Company’s debt reported in the accompanying condensed consolidated balance sheets as of September 30, 2026 and June 30, 2026 were as follows:

	As of
	September 30, 2026		June 30, 2026
	Carrying Value (a)	Fair Value	Carrying Value (a)	Fair Value
National Properties Facilities	$571,289	$562,720	$578,907	$570,222
________________
(a)    The total carrying value of the Company’s debt as of September 30, 2026 and June 30, 2026 is equal to the current and non-current principal payments for the Company’s credit agreements excluding unamortized deferred financing costs of $7,596 and $8,104, respectively.
The Company’s long-term debt is classified within Level II of the fair value hierarchy as it is valued using quoted indices of similar instruments for which the inputs are readily observable.
Note 9. Share-based Compensation
The Company has two share-based compensation plans: the 2023 Employee Stock Plan and the 2023 Stock Plan for Non-Employee Directors. See Note 13. Share-based Compensation, included in the Company’s Audited Consolidated Annual Financial Statements, for more information on these plans.
Share-based compensation expense for the Company’s restricted stock units (“RSUs”) and performance stock units (“PSUs”) are recorded in the accompanying condensed consolidated statements of operations as a component of direct operating expenses or selling, general, and administrative expenses. The following table summarizes the Company’s share-based compensation expense for the three months ended September 30, 2026 and 2025:

	Three Months Ended
	September 30,
	2026	2025
Share-based compensation expense	$9,594	$7,293
Fair value of awards vested (a)	$59,860	$30,599
________________
(a)    To fulfill required statutory tax withholding obligations for the applicable income and other employment taxes, RSUs and PSUs with an aggregate value of $28,345 and $13,369 were retained by the Company for the three months ended September 30, 2026 and 2025, respectively.

As of September 30, 2026, there was $59,864 of unrecognized compensation cost related to unvested RSUs and PSUs held by the Company’s direct employees. The cost is expected to be recognized over a weighted-average period of approximately 2.4 years.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)
Award Activity
The following table summarizes activity for the three months ended September 30, 2026 and 2025 related to MSG Entertainment’s RSUs and PSUs held by employees of the Company, MSG Knicks, MSG Rangers and Sphere Entertainment:

	Three Months Ended
	September 30,
	2026		2025
	RSUs	PSUs	RSUs	PSUs
Granted	221	200	464	414
Vested	373	348	397	300
_________________
(a)    Vested PSUs for the three months ended September 30, 2026 include 21 shares in excess of target, reflecting a performance adjustment.
Note 10. Related Party Transactions
As of September 30, 2026, certain members of the Dolan family, including certain trusts for the benefit of members of the Dolan family (collectively, the “Dolan Family Group”), for purposes of Section 13(d) of the Securities Exchange Act of 1934, as amended, collectively beneficially owned 100% of the Company’s outstanding Class B common stock, $0.01 par value per share (“Class B common stock”) and approximately 4.1% of the Company’s outstanding Class A common stock (inclusive of options exercisable within 60 days of September 30, 2026). Such shares of Class A common stock and Class B common stock, collectively, represent approximately 64.3% of the aggregate voting power of the Company’s outstanding common stock. Members of the Dolan Family Group are also the controlling stockholders of Sphere Entertainment, MSG Knicks, MSG Rangers and AMC Global Media Inc.
See Note 15. Related Party Transactions, included in the Company’s Audited Consolidated Annual Financial Statements for a description of the Company’s current related party arrangements. There have been no material changes in such related party arrangements as of September 30, 2026. As described in Note 1. Description of Business and Basis of Presentation, in connection with the MSG Sports Distribution, several of the agreements between the Company and MSG Knicks are now between the Company and MSG Rangers.
Revenues and Operating Expenses
The following table summarizes the composition and amounts of the transactions with the Company’s related parties. The significant components of these amounts are discussed below. These amounts are reflected in revenues and operating expenses in the accompanying condensed consolidated statements of operations for the three months ended September 30, 2026 and 2025:

	Three Months Ended
	September 30,
	2026	2025
Revenues:
Revenues under Arena License Agreements	$1,324	$1,324
Revenues under sponsorship sales and service representation agreements with related parties	2,351	2,392
Merchandise sharing revenues with related parties	500	285
Sublease revenue from related parties	2,605	2,644
Other revenues	712	838
Total revenues	7,492	7,483
Operating credits (expenses):
Revenue sharing expenses (a)	(1,277)	(1,544)
Reimbursement under Arena License Agreements	579	556
Cost reimbursement from related parties	26,465	26,827
Other operating credits, net	1,709	1,795
Total operating credits, net (b)	$27,476	$27,634
_________________
(a)    Amounts exclude revenue sharing expenses of $21,359 and $19,491 for the three months ended September 30, 2026 and 2025, respectively, related to suites revenue sharing with related parties and are included in Direct operating expenses in the accompanying condensed consolidated statements of operations.
(b)    Of the total operating credits (expenses), net, $(1,703) and $(1,340) for the three months ended September 30, 2026 and 2025, respectively, are recorded in Direct

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)
operating expenses in the accompanying condensed consolidated statements of operations, and $29,179 and $28,974 for the three months ended September 30, 2026 and 2025, respectively, are recorded in Selling, general, and administrative expenses in the accompanying condensed consolidated statements of operations.
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
The Company’s MSG Entertainment segment derives revenues primarily from entertainment offerings held at its venues that drive ticket sales and other ticket-related revenues, venue license fees from third-party promoters, sponsorships and signage, suite license fees at The Garden, concessions, merchandising and tours at certain of the Company’s venues. The amount of revenue and expense recorded by the Company for a given event depends to a significant extent on whether the Company is promoting or co-promoting the event or is licensing a venue to a third-party, MSG Knicks or MSG Rangers.
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
Note 12. Additional Financial Information
The following table provides a summary of the amounts recorded as Cash, cash equivalents, and restricted cash as of September 30, 2026 and June 30, 2026:

	As of
	September 30, 2026	June 30, 2026
Cash and cash equivalents	$193,653	$293,599
Restricted cash	559	559
Total cash, cash equivalents, and restricted cash	$194,212	$294,158
The Company’s cash equivalents are classified within Level I of the fair value hierarchy as they are valued using observable inputs that reflect quoted prices for identical assets in active markets. The Company’s restricted cash includes cash deposited in escrow and operating accounts, primarily related to general liability insurance obligations.
Prepaid expenses and other current assets consisted of the following as of September 30, 2026 and June 30, 2026:

	As of
	September 30, 2026	June 30, 2026
Prepaid and deferred revenue sharing expenses	$79,885	$64,608
Other prepaid expenses	39,316	30,612
Current contract assets (a)	8,472	8,398
Inventory (b)	4,262	3,748
Other	8,700	4,493
Total prepaid expenses and other current assets	$140,635	$111,859
_________________
(a)    See Note 3. Revenue Recognition for more information on contract assets.
(b)     Inventory is primarily comprised of food and beverages for the venues.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)
Other non-current assets consisted of the following as of September 30, 2026 and June 30, 2026:

	As of
	September 30, 2026	June 30, 2026
Unbilled lease receivable (a)	$153,468	$160,788
Investments (b)	9,648	8,779
Deferred costs	11,513	11,041
Other	5,943	5,580
Total other non-current assets	$180,572	$186,188
_________________
(a)    Unbilled lease receivable relates to the amounts recorded under the Arena License Agreements.
(b)     See Note 5. Investments for more information on long-term investments.
Accounts payable, accrued and other current liabilities consisted of the following as of September 30, 2026 and June 30, 2026:

	As of
	September 30, 2026	June 30, 2026
Accounts payable	$68,354	$26,990
Accrued payroll and employee related liabilities	42,780	69,769
Cash due to promoters	87,865	189,285
Accrued expenses and other current liabilities	39,458	38,664
Total accounts payable, accrued and other current liabilities	$238,457	$324,708
Leases
In September 2026, the Company recognized a finance lease right-of-use asset and a corresponding lease obligation, as the Company took possession of equipment for one of its venues. The following table summarizes the activity related to the finance lease recorded in the accompanying condensed consolidated balance sheets as of September 30, 2026:

As of
September 30, 2026
Finance lease right-of-use asset, net (recorded in Property and equipment, net)	$3,907
Finance lease liabilities:
Finance lease, current (recorded in Accounts payable, accrued and other current liabilities)	1,365
Finance lease, non-current (recorded in Other non-current liabilities)	2,507
Total finance lease liabilities	$3,872
For the three months ended September 30, 2026, finance lease costs consisted of amortization of right-of-use assets of $66 and interest on lease obligations of $18 and were recorded in Depreciation and amortization and Interest expense, respectively, in the accompanying condensed consolidated statements of operations.
Stock Repurchase Program
On March 29, 2023, the Company’s Board of Directors authorized a share repurchase program to repurchase up to $250,000 of the Company’s Class A common stock (the “Stock Repurchase Program”). Pursuant to the Stock Repurchase Program, shares of Class A common stock may be purchased from time to time in open market or private transactions, block trades or such other manner as the Company may determine in accordance with applicable insider trading and other securities laws and regulations. The timing and amount of purchases will depend on market conditions and other factors. For the three months ended September 30, 2026, the Company repurchased 314 shares of Class A common stock for $25,000. As of September 30, 2026, the Company had $19,796 remaining available for repurchases under the Stock Repurchase Program.
Income Taxes
During the three months ended September 30, 2026 and 2025, the Company made income tax payments of $6,032 and $26, respectively.

MADISON SQUARE GARDEN ENTERTAINMENT CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)
Income tax benefit for the three months ended September 30, 2026 of $6,578 reflects an effective tax rate of (282%). The estimated annual effective tax rate is below the statutory federal tax rate of 21% primarily due to excess tax benefits related to share-based compensation and state and local taxes, partially offset by nondeductible officers’ compensation.
Income tax benefit for the three months ended September 30, 2025 of $18,765, reflects an effective tax rate of 46%. The estimated annual effective tax rate exceeds the statutory federal tax rate of 21% primarily due to state and local taxes and excess tax benefits related to share-based compensation, partially offset by nondeductible officers’ compensation.
The Company was notified in August 2026 that the City of New York was commencing an audit of state income tax returns for the fiscal years ended June 2023 through June 2025. The Company does not expect the examinations, when finalized, to result in material changes.

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
•the impact of the redevelopment of New York City’s Penn Station, including the impacts on The Garden and the potential transfer of the Infosys Theater at Madison Square Garden in connection with the redevelopment;
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
•the performance by MSG Knickerbockers Corp. (together with its subsidiaries, as applicable, “MSG Knicks”) and MSG Rangers Corp. (together with its subsidiaries, as applicable, “MSG Rangers”) of their obligations under various agreements with the Company and ongoing commercial arrangements, including the Arena License Agreements;
•the tax-free treatment of the distribution by Sphere Entertainment Co. (together with its subsidiaries, as applicable, “Sphere Entertainment”) of approximately 67% of the outstanding stock of the Company on April 20, 2023;
•failure of the Company or Sphere Entertainment to satisfy its respective obligations under various agreements between the Company and Sphere Entertainment, including the services agreement; and
•the additional factors described under “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended June 30, 2026 filed with the Securities and Exchange Commission on August 12, 2026 (the “2026 Form 10-K”).
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
Introduction
This MD&A is provided as a supplement to, and should be read in conjunction with, the Company’s unaudited condensed consolidated financial statements and accompanying notes thereto included in this Quarterly Report on Form 10-Q, as well as the 2026 Form 10-K, to help provide an understanding of our financial condition, changes in financial condition and results of operations.
The Company operates and reports financial information in one segment.
The Company reports on a fiscal year basis ending on June 30th (“Fiscal Year”). In this MD&A, the years ending and ended on June 30, 2027 and 2026, respectively, are referred to as “Fiscal Year 2027” and “Fiscal Year 2026,” respectively.
This MD&A is organized as follows:
Business Overview. This section provides a general description of our business, as well as other matters that we believe are important in understanding our results of operations and financial condition and in anticipating future trends.

Results of Operations. This section provides an analysis of our unaudited results of operations for the three months ended September 30, 2026 and 2025.
Liquidity and Capital Resources. This section provides a discussion of our financial condition and liquidity, an analysis of our cash flows for the three months ended September 30, 2026 and 2025, as well as certain contractual obligations.
Seasonality of Our Business. This section discusses the seasonal performance of our business.
Recently Issued Accounting Pronouncements and Critical Accounting Estimates. This section discusses accounting pronouncements that have been adopted by the Company and recently issued accounting pronouncements not yet adopted by the Company. This section should be read together with our critical accounting estimates, which are discussed in the 2026 Form 10-K under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recently Issued Accounting Pronouncements and Critical Accounting Estimates — Critical Accounting Estimates” and in the notes to the Audited Consolidated Annual Financial Statements of the Company included therein.
Business Overview
We are a live entertainment company comprised of iconic venues and marquee entertainment content. Utilizing the Company’s powerful brands and live entertainment expertise, the Company delivers unique experiences that set the standard for excellence and innovation while forging deep connections with diverse and passionate audiences.

We operate and report financial information in one reportable segment. The Company conducts a significant portion of its operations at venues that it either owns or operates under long-term leases. The Company owns The Garden, the Infosys Theater at Madison Square Garden, and The Chicago Theatre, and leases Radio City Music Hall and the Beacon Theatre. The Company also owns and produces the original production, the Christmas Spectacular. In addition, the Company has an entertainment and sports bookings business, which showcases a broad array of compelling concerts, family shows and special events, as well as a diverse mix of sporting events, for millions of guests annually.
All of the Company’s revenues and assets are attributed to or located in the United States and are primarily concentrated in New York City.
Factors Affecting Results of Operations
Our operating results are largely dependent on our ability to attract concerts and other events to our venues, revenues under various agreements entered into with MSG Knicks and MSG Rangers, and the continuing popularity of the Christmas Spectacular. Certain of these factors in turn depend on the popularity and/or performance of the sports teams whose games we host at The Garden.
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

Results of Operations
Comparison of the three months ended September 30, 2026 versus the three months ended September 30, 2025.

	Three Months Ended
	September 30,		Change
	2026	2025	Amount	Percentage
Revenues
Revenues from entertainment offerings	$174,851	$131,310	$43,541	33%
Food, beverage, and merchandise revenues	35,693	22,837	12,856	56%
Arena license fees and other leasing revenue(a)	6,590	4,115	2,475	60%
Total revenues	217,134	158,262	58,872	37%
Direct operating expenses
Entertainment offerings, arena license fees, and other leasing direct operating expenses(b)	(107,608)	(88,558)	(19,050)	(22)%
Food, beverage, and merchandise direct operating expenses	(19,147)	(13,812)	(5,335)	(39)%
Total direct operating expenses	(126,755)	(102,370)	(24,385)	(24)%
Selling, general, and administrative expenses	(66,862)	(56,585)	(10,277)	(18)%
Depreciation and amortization	(13,793)	(14,074)	281	2%
Impairment of long-lived assets	—	(13,782)	13,782	NM
Restructuring charges	—	(1,190)	1,190	NM
Operating income (loss)	9,724	(29,739)	39,463	NM
Interest income	2,431	520	1,911	NM
Interest expense	(9,136)	(11,028)	1,892	17%
Other expense, net	(688)	(172)	(516)	NM
Income (loss) from operations before income taxes	2,331	(40,419)	42,750	NM
Income tax benefit	6,578	18,765	(12,187)	(65)%
Net income (loss)	$8,909	$(21,654)	$30,563	NM
______________________________________________________
(a)    Arena license fees and other leasing revenue are recognized on a straight-line basis and are comprised of a contractual cash component plus or minus a non-cash component for each period presented. Arena license fees include operating lease revenue of (i) $906 and $879 collected in cash for the three months ended September 30, 2026 and 2025, respectively, and (ii) a non-cash portion of $418 and $445 for the three months ended September 30, 2026 and 2025, respectively.
(b)    Venue operations and infrastructure costs are not specifically allocated to each revenue stream, but are instead attributed in their entirety to service revenue which is the Company’s principal revenue stream. Leasing direct operating expenses primarily consist of venue operations and infrastructure costs. As a result, the Company combines service and leasing direct operating expenses as “Entertainment offerings, arena license fees, and other leasing direct operating expenses” for presentation purposes.
NM — Absolute percentages greater than 200% and comparisons from positive to negative values or to zero values are considered not meaningful.

Revenues
Revenues for the three months ended September 30, 2026 increased $58,872 as compared to the prior year period.
Revenues from Entertainment Offerings
Changes in revenues from entertainment offerings as compared to the prior year period were attributable to the following:

Increase in revenues from concerts	$30,059
Increase in revenues from other live entertainment and sporting events (excluding the Knicks and Rangers)	11,164
Increase in revenues from the sharing of economics pursuant to the Arena License Agreements	2,250
Other net increases	68
$43,541
For the three months ended September 30, 2026, the increase in revenues from concerts was due to an increase in the number of concerts at The Garden and higher per-concert revenue, partially offset by a decrease in the number of concerts at the Company’s theaters.
For the three months ended September 30, 2026, the increase in revenues from other live entertainment and sporting events (excluding the Knicks and Rangers) was due to an increase in the number of events at the Company’s venues and higher per-event revenue.
For the three months ended September 30, 2026, the increase in revenues subject to the sharing of economics with the Knicks and the Rangers pursuant to the Arena License Agreements was primarily due to higher suite license revenues (excluding the portion retained by the Company).
Food, Beverage, and Merchandise Revenues
Changes in food, beverage, and merchandise revenues as compared to the prior year period were attributable to the following:

Increase in revenues from concerts	$12,546
Other net increases	310
$12,856
For the three months ended September 30, 2026, the increase in food and beverage sales from concerts was due to higher per-concert revenue and an increase in the number of concerts at The Garden, partially offset by a decrease in the number of concerts at the Company’s theaters.
Arena License Fees and Other Leasing Revenue
For the three months ended September 30, 2026, the increase in arena license fees and other leasing revenue of $2,475 was due to increases in other leasing revenue.

Direct operating expenses
Direct operating expenses for the three months ended September 30, 2026 increased $24,385 as compared to the prior year period.
Direct Operating Expenses Associated with Entertainment Offerings, Arena License Fees and Other Leasing
Changes in direct operating expenses associated with entertainment offerings, arena license fees and other leasing as compared to the prior year period were attributable to the following:

Increase in direct operating expenses from concerts	$11,749
Increase in direct operating expenses associated with other live entertainment and sporting events (excluding the Knicks and Rangers)	2,320
Increase in direct operating expenses associated with the sharing of economics pursuant to the Arena License Agreements	1,946
Increase in direct operating expenses associated with the Christmas Spectacular production	1,249
Other net increases	1,786
$19,050
For the three months ended September 30, 2026, the increase in direct operating expenses from concerts was due to an increase in the number of concerts at The Garden and higher per-concert expenses, partially offset by a decrease in the number of concerts at the Company’s theaters.
For the three months ended September 30, 2026, the increase in direct operating expenses from other live entertainment and sporting events (excluding the Knicks and Rangers) was due to an increase in the number of events at the Company’s venues, partially offset by lower per-event expenses.
For the three months ended September 30, 2026, the increase in expenses associated with the sharing of economics with the Knicks and the Rangers pursuant to the Arena License Agreements primarily reflects a proportional increase in contractual revenue sharing as a result of the increase in suite license fee revenues.
For the three months ended September 30, 2026, the increase in direct operating expenses associated with the presentation of the Christmas Spectacular production was primarily due to higher production related costs.
Direct Operating Expenses Associated with Food, Beverage, and Merchandise
For the three months ended September 30, 2026, direct operating expenses associated with food, beverage, and merchandise increased $5,335 to $19,147, as compared to the prior year period, primarily due to the related increase in food and beverage sales at concerts held at the Company’s venues.
Selling, general, and administrative expenses
For the three months ended September 30, 2026, selling, general, and administrative expenses increased $10,277 as compared to the prior year period, primarily due to an increase in employee compensation and benefits and other cost increases.
Impairment of long-lived assets
For the three months ended September 30, 2026, the Company did not record an impairment of long-lived assets, as compared to $13,782 recorded in the prior year period due to impairment losses recognized on the Company’s right-of-use lease assets in its New York corporate office.
Operating income (loss)
For the three months ended September 30, 2026, operating income was $9,724, compared to an operating loss of $29,739 for the prior year period. The change of $39,463 was primarily due to (i) an increase in revenues, (ii) a decrease in impairment of long-lived assets, and (iii) a decrease in restructuring charges, partially offset by (iv) an increase in direct operating expenses and (v) an increase in selling, general and administrative expenses.
Interest income
For the three months ended September 30, 2026, interest income increased $1,911 as compared to the prior year period, primarily due to higher average balances in the Company’s cash, cash equivalents and restricted cash.

Interest expense
For the three months ended September 30, 2026, interest expense decreased $1,892 as compared to the prior year period, primarily due to lower average borrowings under the National Properties Facilities (as defined below under Liquidity and Capital Resources).
Income taxes
In general, the Company is required to use an estimated annual effective tax rate to measure the tax benefit or tax expense recognized in an interim period. The estimated annual effective tax rate is revised on a quarterly basis.
See Note 12. Additional Financial Information to the condensed consolidated financial statements included in “— Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for discussions of the Company’s income taxes.
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
The Company excludes impairments of long-lived assets, including right-of-use lease assets and related lease costs, as these expenses do not represent core business operating results of the Company. The Company believes that the exclusion of share-based compensation expense or benefit allows investors to better track the performance of the Company’s business without regard to the settlement of an obligation that is not expected to be made in cash. The Company eliminates merger, spin-off, and acquisition-related transaction costs, when applicable, because the Company does not consider such costs to be indicative of the ongoing operating performance of the Company as they result from an event that is of a non-recurring nature, thereby enhancing comparability. In addition, management believes that the exclusion of gains and losses related to the remeasurement of liabilities under the Executive Deferred Compensation Plan, provides investors with a clearer picture of the Company’s operating performance given that, in accordance with GAAP, gains and losses related to the remeasurement of liabilities under the Executive Deferred Compensation Plan are recorded in operating income (loss) whereas gains and losses related to the remeasurement of the assets under the Executive Deferred Compensation Plan, which are equal to and therefore fully offset the gains and losses related to the remeasurement of liabilities, are recorded in other expense, net, which is not reflected in operating income (loss).
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

The following is a reconciliation of operating income (loss) to adjusted operating income for the three months ended September 30, 2026 as compared to the prior year period:

	Three Months Ended
	September 30,		Change
	2026	2025	Amount	Percentage
Operating income (loss)	$9,724	$(29,739)	$39,463	NM
Depreciation and amortization	13,793	14,074	(281)	(2)%
Impairment of long-lived assets and related lease costs	937	13,782	(12,845)	(93)%
Share-based compensation	9,594	7,293	2,301	32%
Restructuring charges	—	1,190	(1,190)	NM
Amortization for capitalized cloud computing arrangement costs	204	175	29	17%
Remeasurement of deferred compensation plan liabilities	24	306	(282)	(92)%
Adjusted operating income	$34,276	$7,081	$27,195	NM
________________________________________________________
NM — Absolute percentages greater than 200% and comparisons from positive to negative values or to zero values are considered not meaningful.

Liquidity and Capital Resources
Sources and Uses of Liquidity
Our primary sources of liquidity are cash and cash equivalents, cash flows from the operations of our businesses and available borrowing capacity under the National Properties Revolving Credit Facility (as defined below). Our principal uses of cash include working capital-related items (including funding our operations), capital spending, debt service, and investments and related loans and advances that we may fund from time to time. We may also use cash to continue to repurchase shares of our Class A common stock pursuant to the share repurchase program authorized by our Board of Directors on March 29, 2023, of which there was $19,796 remaining as of September 30, 2026. Our decisions as to the use of our available liquidity will be based upon the ongoing review of the funding needs of the business, the optimal allocation of cash resources, and the timing of cash flow generation. To the extent that we desire to access alternative sources of funding through the capital and credit markets, market conditions could adversely impact our ability to do so at that time.
We regularly monitor and assess our ability to meet our net funding and investing requirements. As of September 30, 2026, the Company’s unrestricted cash and cash equivalents balance was $193,653. The principal balance of the Company’s total debt outstanding as of September 30, 2026 was $571,289 and the Company had $131,831 of available borrowing capacity under the National Properties Revolving Credit Facility. We believe we have sufficient liquidity from cash and cash equivalents, available borrowing capacity under the National Properties Revolving Credit Facility and cash flows from operations to fund our operations and satisfy any obligations for the foreseeable future.
National Properties Facilities
General. On June 27, 2025, MSG National Properties, LLC (“MSG National Properties”), MSG Entertainment Holdings, LLC (“MSG Entertainment Holdings”) and certain subsidiaries of MSG National Properties entered into Amendment No. 4 (“Amendment No. 4”) to the credit agreement dated June 30, 2022 (as amended, supplemented and otherwise modified prior to June 27, 2025, the “Prior National Properties Credit Agreement” and, as amended by Amendment No. 4, the “National Properties Credit Agreement”) with JP Morgan Chase Bank, N.A., as administrative agent, and the lenders and letter of credit issuers party thereto, pursuant to which, among other things, (i) the term loan facility under the Prior National Properties Credit Agreement (the “Prior National Properties Term Loan Facility”) was refinanced in its entirety with a five-year $609,375 senior secured term loan facility (the “National Properties Term Loan Facility”) and (ii) the revolving credit facility under the Prior National Properties Credit Agreement (the “Prior National Properties Revolving Credit Facility” and, together with the Prior National Properties Term Loan Facility, the “Prior National Properties Facilities”) was refinanced in its entirety with a five-year, $150,000 revolving credit facility (the “National Properties Revolving Credit Facility” and, together with the National Properties Term Loan Facility, the “National Properties Facilities”). Up to $25,000 of the National Properties Revolving Credit Facility is available for the issuance of letters of credit. As of September 30, 2026, outstanding letters of credit were $18,169 and the remaining balance available under the National Properties Revolving Credit Facility was $131,831.
Proceeds. Proceeds of the National Properties Revolving Credit Facility may be used to fund working capital needs, for general corporate purposes of MSG National Properties and its subsidiaries and to make distributions to MSG Entertainment Holdings.
Interest Rates. Borrowings under the National Properties Facilities bear interest at a floating rate, which at the option of MSG National Properties may be either (a) Term Secured Overnight Financing Rate (“Term SOFR”) plus an applicable margin ranging from 1.75% to 2.50% per annum, determined based on the total leverage ratio of MSG National Properties and its restricted subsidiaries, or (b) a base rate plus an applicable margin ranging from 0.75% to 1.50% per annum, determined based on the total leverage ratio of MSG National Properties and its restricted subsidiaries. The National Properties Credit Agreement requires MSG National Properties to pay a commitment fee ranging from 0.20% to 0.30% in respect of the daily unused commitments under the National Properties Revolving Credit Facility. MSG National Properties is also required to pay customary letter of credit fees, as well as fronting fees, to banks that issue letters of credit pursuant to the National Properties Credit Agreement. The interest rate on the National Properties Term Loan Facility as of September 30, 2026 was 5.90%.
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
Covenants. The National Properties Credit Agreement includes financial covenants requiring MSG National Properties and its restricted subsidiaries to maintain a specified minimum debt service coverage ratio and specified maximum total leverage ratio. The debt service coverage ratio covenant is set at a ratio of 2.50:1. The leverage ratio covenant is tested based on the ratio of MSG National Properties and its restricted subsidiaries’ consolidated total indebtedness to adjusted operating income, each as defined in the National Properties Credit Agreement, with a maximum ratio of 3.50:1. As of September 30, 2026, MSG National Properties and its restricted subsidiaries were in compliance with the covenants of the National Properties Credit Agreement.
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
Contractual Obligations
The Company did not have any material changes in its contractual obligations since the end of Fiscal Year 2026 other than activities in the ordinary course of business. See Note 7. Commitments and Contingencies, to the condensed consolidated financial statements included in “— Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for further details on the Company’s contractual obligations.
Cash Flow Discussion
As of September 30, 2026, cash, cash equivalents and restricted cash totaled $194,212, as compared to $294,158 as of June 30, 2026. The following table summarizes the Company’s cash flow activities for the three months ended September 30, 2026 and 2025:

	Three Months Ended
	September 30,
	2026	2025
Net cash (used in) provided by operating activities	$(26,200)	$19,808
Net cash used in investing activities	(13,152)	(6,798)
Net cash used in financing activities	(60,594)	(26,077)
Net decrease in cash, cash equivalents, and restricted cash	$(99,946)	$(13,067)
Operating Activities
Net cash used in operating activities for the three months ended September 30, 2026 was $26,200 in the current year period, as compared to net cash provided by operating activities of $19,808 in the prior year period, primarily due to an increase in cash outflows from changes in working capital of $78,306, partially offset by higher net income adjusted for non-cash items of $32,298. The increase in cash outflows from changes in working capital was mainly driven by (i) higher net cash outflows for accrued and other current and non-current liabilities, primarily due to an increase in payments to promoters, and (ii) a smaller increase in deferred revenue, due to the timing of billings and the recognition of event and sponsorship and signage revenues, partially offset by (iii) an increase in accounts payable, primarily due to the timing of event settlements, all as compared to the prior year period.

Investing Activities
Net cash used in investing activities for the three months ended September 30, 2026 increased by $6,354 to $13,152 as compared to the prior year period due to an increase in capital expenditures.
Financing Activities
Net cash used in financing activities for the three months ended September 30, 2026 increased by $34,517 to $60,594 as compared to the prior year period primarily due to (i) the absence of proceeds from the National Properties Revolving Credit Facilities in the current year period, and (ii) an increase in taxes paid in lieu of shares issued for equity-based compensation, offset by (iii) lower principal repayments under the National Properties Facilities.
Seasonality of Our Business
The revenues the Company earns from the Christmas Spectacular and arena license fees from the Knicks and the Rangers in connection with their use of The Garden generally mean the Company earns a disproportionate share of its revenues and operating income in the second and third quarters of the Company’s fiscal year, with the first and fourth fiscal quarters being disproportionately lower.
Recently Issued Accounting Pronouncements and Critical Accounting Estimates
Recently Issued Accounting Pronouncements
See Note 2. Summary of Significant Accounting Policies, to the condensed consolidated financial statements included in “— Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for discussion of recently issued accounting pronouncements.
Critical Accounting Estimates
There have been no material changes to the Company’s critical accounting estimates from those set forth in the 2026 Form 10-K.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There were no material changes to the disclosures regarding market risks in connection with our pension and postretirement plans. See Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of the 2026 Form 10-K.
Potential Interest Rate Risk Exposure
The Company, through its subsidiary, MSG National Properties, is subject to potential interest rate risk exposure related to borrowings incurred under its credit facilities. Changes in interest rates may increase interest expense payments with respect to any borrowings incurred under these credit facilities. The effect of a hypothetical 200 basis point increase in floating interest rate prevailing as of September 30, 2026 and continuing for a full year would increase the Company’s interest expense on the outstanding amounts under the credit facilities by $11,426.
Item 4. Controls and Procedures
Our management, with the participation of our Executive Chairman and Chief Executive Officer and our Executive Vice President and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, our Executive Chairman and Chief Executive Officer and our Executive Vice President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2026.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
The Company is a defendant in various lawsuits. Although the outcome of these lawsuits cannot be predicted with certainty (including the extent of available insurance, if any), management does not believe that resolution of these lawsuits will have a material adverse effect on the Company.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On March 29, 2023, the Company’s Board of Directors authorized a share repurchase program to repurchase up to $250 million of the Company’s Class A common stock (the “Stock Repurchase Program”). Pursuant to the Stock Repurchase Program, shares of Class A common stock may be purchased from time to time in open market or private transactions, block trades or such other manner as the Company may determine in accordance with applicable insider trading and other securities laws and regulations. The timing and amount of purchases will depend on market conditions and other factors. For the three months ended September 30, 2026, the Company repurchased 314,349 shares of Class A common stock for approximately $25 million. As of September 30, 2026, the Company had approximately $20 million remaining available for repurchases under the Stock Repurchase Program.
The following table provides information with respect to the Company’s purchases of its Class A common stock during the quarter ended September 30, 2026:

Period	Total Number of Shares Purchased	Average Price Paid per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
July 2026	—	$—	—	$44,796,352
August 2026	—	—	—	44,796,352
September 2026	314,349	79.53	314,349	19,796,425
	314,349	$79.53	314,349	$19,796,425
_________________
(a)    The average price paid per share excludes excise tax.

Item 6. Exhibits

(a) Index to Exhibits

EXHIBIT NO.	DESCRIPTION
10.1	Form of Madison Square Garden Entertainment Corp. Restricted Stock Units Agreement.†
10.2	Form of Madison Square Garden Entertainment Corp. Performance Restricted Stock Units Agreement.†
10.3	Form of Madison Square Garden Entertainment Corp. Option Agreement.†
10.4	Form of Madison Square Garden Entertainment Corp. Performance Option Agreement.†
10.5	Madison Square Garden Entertainment Corp. Executive Deferred Compensation Plan, as amended and restated.†
10.6
Madison Square Garden Entertainment Corp. Policy Concerning Certain Matters Relating to Sphere Entertainment Co., MSG Knickerbockers Corp. (formerly Madison Square Garden Sports Corp.), MSG Rangers Corp. (formerly MSGS Spinco, Inc.) and AMC Global Media Inc., Including Responsibilities of Overlapping Directors and Officers.

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
101
The following materials from the Madison Square Garden Entertainment Corp. Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of operations, (iii) condensed consolidated statements of comprehensive income, (iv) condensed consolidated statements of cash flows, (v) condensed consolidated statements of equity (deficit), and (vi) notes to condensed consolidated financial statements.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026 formatted in Inline XBRL and contained in Exhibit 101.
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

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 4th day of November 2026.

Madison Square Garden Entertainment Corp.

By:	/s/ DAVID J. COLLINS
	Name:	David J. Collins
	Title:	Executive Vice President and Chief Financial Officer